Form 10-Q
period 2005-03-31
Foundation Coal Holdings, Inc.
filed 2005-05-16
CIK 1301063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File Number 001-32331

Foundation Coal Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1638663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
999 Corporate Boulevard, Suite 300 Linthicum Heights, Maryland	21090
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code) (410) 689-7500

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

There were 44,627,047 shares of common stock outstanding on April 30, 2005.

PART I—FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.                FINANCIAL STATEMENTS

Foundation Coal Holdings, Inc. and Subsidiaries
Statements of Consolidated Operations and Comprehensive Income (Loss)
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Revenues:
Coal sales	$300,021	$221,979
Other revenue	5,485	4,328
	305,506	226,307
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	215,230	197,160
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	11,608	10,411
Accretion on asset retirement obligation	2,040	1,723
Depreciation, depletion and amortization	54,800	25,017
Amortization of coal supply agreements	(23,379)	3,966
Income (loss) from operations	45,207	(11,970)
Other income (expense):
Interest expense	(14,253)	(9,971)
Loss on termination of hedge accounting for interest rate swaps	—	(48,772)
Mark-to-market loss on interest rate swap	—	(3,166)
Interest income	222	773
Income (loss) before income tax (expense) benefit	31,176	(73,106)
Income tax (expense) benefit	(12,241)	27,012
Income (loss) from continuing operations	18,935	(46,094)
Income from discontinued operations, net of income tax expense of $1,636 in 2004	—	2,792
Net income (loss)	18,935	(43,302)
Components of comprehensive income:
Unrealized gain on interest rate swap, net of tax expense of $553 in 2005 and $16,890 in 2004	829	28,820
Comprehensive income (loss)	$19,764	$(14,482)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations, basic	$0.42	$(336.10)
Income from discontinued operations, net of income taxes, basic	—	20.36
Net income (loss), basic	$0.42	$(315.74)
Income (loss) from continuing operations, diluted	$0.41	$(336.10)
Income from discontinued operations, net of income taxes, diluted	—	20.36
Net income (loss), diluted	$0.41	$(315.74)
Weighted average shares—basic	44,624,647	137,143
Weighted average shares—diluted	46,079,988	137,143

The accompanying notes are an integral part of these financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,142	$470,313
Trade accounts receivable, net of allowance ($217 in 2005 and 2004, respectively)	101,268	66,484
Inventories, net	58,311	39,718
Deferred income taxes	15,145	15,145
Other current assets	24,582	27,821
Total current assets	203,448	619,481
Owned surface lands	28,274	29,171
Plant, equipment and mine development costs, net	509,101	487,495
Owned and leased mineral rights, net	1,245,966	1,282,989
Coal supply agreements, net	76,947	84,508
Other noncurrent assets	40,818	41,586
Total assets	$2,104,554	$2,545,230
LIABILITIES
Current liabilities:
Trade accounts payable	$31,315	$30,512
Accrued expenses and other current liabilities	159,222	155,691
Dividends payable	—	444,088
Total current liabilities	190,537	630,291
Long-term debt	685,000	685,000
Deferred income taxes	138,204	133,828
Coal supply agreements, net	147,269	178,210
Postretirement benefits	452,809	449,683
Other noncurrent liabilities	215,705	211,455
Total liabilities	1,829,524	2,288,467
Commitments and contingencies (Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10 million shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100 million shares authorized, 44,627,047 shares issued and outstanding at March 31, 2005; 41,362,826 shares issued and outstanding at December 31, 2004	446	414
Additional paid-in capital	257,698	185,643
Stock dividend distributable	—	71,747
Retained earnings (deficit)	16,435	(715)
Unearned restricted stock compensation	(52)	—
Accumulated other comprehensive income (loss)	503	(326)
Total stockholders’ equity	275,030	256,763
Total liabilities and stockholders’ equity	$2,104,554	$2,545,230

The accompanying notes are an integral part of these financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Operating activities:
Net income (loss)	$18,935	$(43,302)
Income from discontinued operations	—	(2,792)
Income (loss) from continuing operations	18,935	(46,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on asset retirement obligations	2,040	1,723
Depreciation, depletion and amortization	31,421	28,983
Amortization of deferred financing costs	773	—
Gain on sale of assets	—	(446)
Non-cash restricted stock compensation	308	—
Non-cash mark-to-market adjustment for interest rate swap	—	3,166
Non-cash expense from termination of hedge accounting for interest rate swap	—	48,772
Deferred income taxes	3,824	(26,874)
Changes in operating assets and liabilities:
Trade accounts receivable	(34,784)	(172)
Inventories, net	(18,593)	(4,507)
Other current assets	3,429	494
Other noncurrent assets	8	1,542
Trade accounts payable	818	(170)
Accrued expenses and other current liabilities	(1,498)	(10,691)
Noncurrent liabilities	5,216	6,693
Net cash provided by continuing operations	11,897	2,419
Net cash provided by discontinued operations	—	9,570
Net cash provided by operating activities	11,897	11,989
Investing activities:
Purchases of property, plant and equipment	(36,528)	(25,550)
Proceeds from disposition of property, plant and equipment	4,353	1,827
Net cash used in continuing operations	(32,175)	(23,723)
Net cash used in discontinued operations	—	(126)
Net cash used in investing activities	(32,175)	(23,849)
Financing activities:
Payment of cash dividends	(445,873)	—
Proceeds from revolving credit facility	39,000	—
Repayment of revolving credit facility	(39,000)	—
Repayment of long-term debt	—	(17)
Repayment of capital lease obligations	—	(821)
Net decrease in cash on deposit with the Predecessor	—	5,362
Other	(20)	—
Net cash provided by (used in) financing activities	(445,893)	4,524
Decrease in cash and cash equivalents	(466,171)	(7,336)
Cash and cash equivalents at beginning of period	470,313	7,649
Cash and cash equivalents at end of period	$4,142	$313
Supplemental cash flow information:
Cash paid for interest	$17,276	$19,332
Cash paid for income taxes	$7,563	$3

The accompanying notes are an integral part of these financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited, dollars in thousands, except share and per share data)

(1)   Basis of Presentation of Financial Statements

The following interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, these financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three months ended March 31, 2005 may not necessarily be indicative of the results to be expected in future quarters for the year ended December 31, 2005.

Foundation Coal Holdings, Inc. and its indirect subsidiary, Foundation Coal Corporation (“FCC”), were formed to acquire the North American coal mining assets of RAG American Coal Holding, Inc., a wholly owned subsidiary of RAG Coal International AG (“RAG”), which acquisition closed on July 30, 2004 (the “acquisition”). The acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The Company has performed the preliminary purchase price allocation based on the results of an independent appraisal performed by a reputable consulting firm well known in the industry. Certain judgments and estimates by the Company regarding future cash flows from individual mine sites and other plans are integral to the valuations performed by the valuation specialists. The appraisal was completed during the first quarter of 2005 and the results are being evaluated by management. The final purchase price allocation, which management anticipates will be competed in the third quarter of 2005, is not expected to vary significantly from the preliminary allocation.

RAG American Coal Holding, Inc. had two primary operating units: Riverton Coal Production, Inc. and subsidiaries (“RCP”) and RAG American Coal Company, LLC and subsidiaries (“RACC”). On February 29, 2004, RACC signed a definitive Stock Purchase Agreement to sell RAG Coal AG’s Colorado operations which included Twentymile Coal Company, RAG Empire Corporation, RAG Shoshone Coal

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

Corporation and Colorado Yampa Coal Company (collectively referred to as the RAG Colorado Business Unit) to a subsidiary of Peabody Energy Corporation. This transaction closed on April 15, 2004. Accordingly, all references to Foundation Coal Holdings, Inc., exclude the RAG Colorado Business Unit which is accounted for and presented in the accompanying financial statements as discontinued operations. Prior period financial statements have also been restated to reflect the RAG Colorado Business Unit as a discontinued operation.

The following provides a description of the basis of presentation during all periods presented:

“Successor”—represents the consolidated financial position of Foundation Coal Holdings, Inc. and consolidated subsidiaries as of March 31, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the three month period ended March 31, 2005. Foundation Coal Holdings, Inc. had no significant activities until the acquisition on July 30, 2004.

“Predecessor”—represents the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. and subsidiaries for all periods prior to the acquisition. This presentation reflects the historical basis of accounting.

The consolidated financial statements as of and for the period ended March 31, 2005 and December 31, 2004 reflect the acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

Unless otherwise indicated, “the Company” as used throughout the remainder of these notes to the consolidated financial statements refers to both the Successor and the Predecessor.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2005 presentation.

(2)   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of SFAS No. 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

year beginning after June 15, 2005. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R during the prior period, the results are expected to be consistent with the pro forma disclosure under SFAS No. 123, except that forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. When adopted, the Company may elect to change the valuation method or assumptions and such changes could have a material impact on the amount of stock-based compensation the Company records.

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF No. 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating this consensus and has not determined its impact to the consolidated financial statements.

(3)   Inventories

Inventories consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Saleable coal	$20,089	$11,609
Raw coal	1,208	2,893
Work-in-process (deferred overburden)	25,115	13,889
Materials and supplies	19,555	18,983
	65,967	47,374
Less materials and supplies reserve for obsolescence	(7,656)	(7,656)
	$58,311	$39,718

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

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

(4)   Other Current Assets

Other current assets consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Prepaid royalties	$3,681	$3,142
Prepaid longwall move expense	5,913	7,497
Prepaid SO2 emission allowances	641	780
Prepaid expenses	10,571	12,886
Other	3,776	3,516
	$24,582	$27,821

(5)   Property, Plant, Equipment and Owned and Leased Mineral Rights

Property, plant, equipment and owned and leased mineral rights consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$28,274	$29,171
Owned and leased mineral rights	$1,333,095	$1,336,557
Less accumulated depletion	87,129	53,568
	$1,245,966	$1,282,989
Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$559,660	$518,525
Mine development costs	8,462	6,196
Coal bed methane equipment and development costs	3,409	3,959
	571,531	528,680
Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	61,930	40,898
Mine development costs	250	108
Coal bed methane equipment and development costs	250	179
	62,430	41,185
	$509,101	$487,495

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

(6)   Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Receivables from asset dispositions	$4,897	$5,863
Prepaid major repairs	1,168	737
Unamortized debt issuance costs, net	23,199	24,162
Advance mining royalties	2,630	2,620
Work-in-process coal inventory (deferred overburden)	3,576	3,576
Prepaid longwall development	1,633	1,633
Fair value of interest rate swaps	1,912	530
Other	1,803	2,465
	$40,818	$41,586

(7)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Accrued federal and state income taxes	$8,350	$3,815
Accrued sales contract settlements	1,943	7,431
Wages and employee benefits	26,642	27,977
Pension benefits	6,149	5,970
Postretirement benefits other than pension	23,000	21,350
Interest	3,655	9,065
Royalties	9,021	8,657
Taxes other than income taxes	29,557	28,328
Asset retirement obligations	4,291	4,398
Workers’ compensation	9,718	9,717
Other	36,896	28,983
	$159,222	$155,691

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

(8)   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Postemployment benefits	$5,774	$6,365
Pension benefits	45,599	43,987
Workers’ compensation	18,506	18,938
Minimum royalty obligations	95	876
Black lung reserves	5,181	4,972
Contract settlement accrual	25,386	26,672
Asset retirement obligations	102,036	100,202
Deferred production tax	10,829	7,144
Deferred credits and other	2,299	2,299
	$215,705	$211,455

(9)   Statements of Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	At March 31, 2005	At December 31, 2004
	(Unaudited)
Changes in fair value of hedge instruments, net of tax of $553	$829	$—
Minimum pension liability adjustments, net of tax of $192	(326)	(326)
	$503	$(326)

(10)   Employee Retirement and Postretirement Benefit Plans

Retirement Plans

The components of net periodic benefit cost of the defined benefit retirement plans are as follows:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Service cost	$1,281	$1,292
Interest cost	2,560	2,708
Expected return on plan assets	(2,249)	(2,133)
Amortization of:
Prior service cost	—	10
Actuarial losses	21	1,108
	1,613	2,985
Less: amounts allocated to discontinued operations	—	488
Total from continuing operations	$1,613	$2,497

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

Postretirement Health Care and Life Insurance Benefits

The components of net periodic benefit cost for postretirement medical and life insurance are as follows:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Service cost	$2,035	$1,657
Interest cost	8,465	7,226
Amortization of:
Prior service cost	—	182
Actuarial losses	—	2,769
	10,500	11,834
Less: amounts allocated to discontinued operations	—	278
Total from continuing operations	$10,500	$11,556

The Company’s postretirement medical and life insurance plans are unfunded.

(11)   Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit cost for the indicated periods are as follows:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Service cost	$84	$133
Interest cost	211	322
Expected return on plan assets	(145)	(244)
Amortization of:
Transition asset	—	(69)
Prior service cost	—	34
Actuarial losses	60	148
	210	324
Less: amounts allocated to discontinued operations	—	12
Total from continuing operations	$210	$312

(12)   Stock-Based Compensation

The Company records compensation expense for all employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS No. 148”).

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

Had compensation expense for stock options grants been determined based on the fair value at the grant dates consistent with the method required by SFAS No. 123, the Company’s net income available to common shareholders and earnings per common share would have been changed to the pro forma amounts as indicated in the following table. The Predecessor had no stock option plans; therefore, no Predecessor information is presented.

Three Months Ended March 31, 2005
Net income available to common shareholders, as reported	$18,935
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	188
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(376)
Pro forma net income available to common shareholders	$18,747
Earnings per share:
Basic earnings per share—as reported	$0.42
Basic earnings per share—pro forma	$0.42
Diluted earnings per share—as reported	$0.41
Diluted earnings per share—pro forma	$0.41

During the quarter ended March 31, 2005, the Company granted restricted stock performance unit awards (“performance units”) to certain key employees. All of the performance units granted are subject to continued employment and vest on each December 31, beginning December 31, 2005 and ending on December 31, 2007 contingent upon the achievement of certain annual performance targets. Shares of common stock are then awarded in March of the year following the final vesting period. Compensation expense of approximately $290 (pretax) was recorded for the three months ended March 31, 2005 for one-quarter of the initial year’s performance units that management expects will vest on December 31, 2005.

(13)   Derivative Instruments and Hedging Activities

The Predecessor entered into an interest rate swap agreement effective June 20, 1999 to manage its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The interest rate swap agreement was designated as a cash flow hedge, and was designed to be entirely effective by matching the terms of the swap agreement with the debt. The base rate for both the debt and the swap is LIBOR and the instruments have the same renewal dates over the lives of the instruments. The contract’s notional amount was $434,000 at inception, and declined semi-annually over the life of the contract in proportion to the Predecessor’s outstanding balance on its related debt. The Predecessor paid a fixed rate of 6.55% and received six-month LIBOR which reset every 180 days. The maturity date of the contract was July 30, 2009. However, in connection with the definitive Stock Purchase Agreement for the sale of the RAG Colorado Business Unit entered into on February 29, 2004, the Predecessor notified the holders of the variable rate

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

notes of their intention to repay the notes. Accordingly, the interest rate swaps no longer qualified for hedge accounting treatment and in the quarter ended March 31, 2004, the full amount of unrealized loss included in accumulated other comprehensive income was recognized in net income. The Predecessor settled the interest rate swaps in April 2004. Between February 29, 2004 and March 31, 2004, mark-to-market losses on the interest rate swaps were $3,166 and were included in other income.

On September 30, 2004, the Successor entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. Effective January 1, 2005, the Company designated these interest rate swaps as cash flow hedges of the variable interest payments due on $85,000 of its variable rate date through September 2007 under SFAS No 133, Accounting for Derivative Financial Instruments and Hedging Activities upon completion of the effectiveness testing and related documentation. As of March 31, 2005, the fair value of this cash flow hedge was $1,912 which was recorded as a noncurrent asset and the offsetting unrealized gain of $829, net of tax expense was recorded in accumulated other comprehensive income. At December 31, 2004, the fair value of these swaps was $530 which was recorded as a noncurrent asset.

(14)   Asset Retirement Obligations

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The following table is a reconciliation of the Company’s asset retirement obligation (“ARO”) liability from January 1, 2005 through March 31, 2005:

Asset retirement obligation, January 1, 2005	$104,600
Accretion expense	2,040
Revisions in estimated cash flows	120
Payments	(433)
Asset retirement obligation, March 31, 2005	$106,327

The current portions of the asset retirement obligation liabilities of $ 4,291 and $ 4,398 at March 31, 2005 and December 31, 2004, respectively, are included in accrued expenses and other current liabilities as illustrated in Note 7. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2005 or December 31, 2004, respectively.

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

(15)   Stockholders’ Equity and Earnings Per Share

Stockholder’s Equity

On December 8, 2004, the Company completed an initial public offering (“IPO” or “Offering”) of 23,610,000 shares of common stock. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $481,100. On December 8, 2004 immediately preceding the IPO, the Board of Directors (the “Board”) approved, authorized and declared a 0.879639 for one reverse stock split of all the 19,600,000 common shares issued and outstanding thereby reducing common shares outstanding to approximately 17,240,900 shares. The Board then approved the declaration of two separate cash dividends of $0.058 and $25.41 per share, respectively, of common stock issued and outstanding for shareholders of record. The Company used approximately $434,000 of the net proceeds from the Offering to pay the dividends to its stockholders. The Company used the remaining net proceeds of approximately $47,100 to repay a portion of outstanding indebtedness and for other general corporate purposes. The Underwriting Agreement provided for up to 3,541,500 shares of common stock to be reserved for the satisfaction of an over-allotment option allowing the underwriters an option to purchase additional shares. Pursuant to this underwriters’ option 511,900 shares were sold generating net proceeds, after deducting underwriting discounts and estimated offering expenses, of approximately $10,560. The Company used these proceeds and cash on hand to pay an additional dividend to its existing stockholders in the amount of $11,142. The Board declared a stock dividend for the remaining over-allotment shares not purchased by the underwriters to the stockholders of record immediately prior to the IPO. All per share amounts in these consolidated financial statements and related notes reflect the stock dividend.

On December 8, 2004, the Board declared a stock dividend of 3,029,600 shares which was distributed in January 2005 to all shareholders of record on December 8, 2004. Additionally, the Board declared a stock dividend of 231,624 shares distributed in January 2005 to members of management. In the aggregate, these stock dividends were valued at $71,747 or $22 per share, representing the price at which all shares were sold in conjunction with the December 8, 2004 IPO. The dividends were accounted for as stock dividends distributable in the Company’s Consolidated Balance Sheets at December 31, 2004. All earnings per share information in the consolidated financial statements and notes have appropriately reflected these stock dividends.

On February 15, 2005, the Board declared a quarterly cash dividend of $0.04 per share to shareholders of record on March 7, 2005. The dividend was paid on March 28, 2005 and totaled $1,785.

Earnings Per Share

The following table provides a reconciliation of weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Weighted average shares outstanding—basic	44,624,647	137,143
Dilutive impact of stock options	1,455,341	—
Weighted average shares outstanding—diluted	46,079,988	137,143

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

(16)   Segment Information:

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates only in the United States with mines in all of the major coal basins. The Company has three reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania, Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia and the Powder River Basin, consisting of two surface mines in Wyoming. Corporate, Other and Eliminations includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on operating income.

Successor:

Operating segment results for the three months ended March 31, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$82,576	$113,989	$85,626	$23,315	$305,506
Income from operations	5,558	42,472	12,970	(15,793)	45,207
Depreciation, depletion and amortization	19,556	19,585	13,837	1,822	54,800
Amortization of coal supply agreements	4,643	(16,501)	(12,115)	594	(23,379)
Capital expenditures	10,049	13,263	12,761	455	36,528
Total assets	$591,194	$943,985	$486,740	$82,635	$2,104,554

Predecessor:

Operating segment results for the three months ended March 31, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$79,791	$54,537	$67,002	$24,977	$226,307
Income from operations	12,720	(11,416)	—	(13,274)	(11,970)
Depreciation, depletion and amortization	4,671	11,009	7,808	1,529	25,017
Amortization of coal supply agreements	3,389	133	—	444	3,966
Capital expenditures	8,269	11,049	4,147	2,085	25,550
Total assets	$420,978	$637,641	$250,508	$531,161	$1,840,288

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

Reconciliation of segment income from operations to consolidated income (loss) before income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Total segment income (loss) from operations	$45,207	$(11,970)
Interest expense	(14,253)	(9,971)
Loss on termination of hedge accounting for interest rate swaps	—	(48,772)
Mark-to-market gain on interest rate swaps	—	(3,166)
Interest income	222	773
Income (loss) before income tax expense (benefit)	$31,176	$(73,106)

(17)   Other Revenue

Other revenue consisted of the following:

	Three Months Ended March 31,
	2005	2004
	Successor	Predecessor
Royalty income	$177	$823
Synfuel fees	1,377	1,000
Coalbed methane	1,337	137
Transloading and plant processing fees	1,130	358
Gain on disposition of assets	—	446
Other	1,464	1,564
	$5,485	$4,328

(18)   Commitments and Contingencies

Asset Retirement Obligations (formerly Reclamation and Mine Closure)

At March 31, 2005, the Company’s accruals for reclamation and mine closure totaled $106,327. The portion of the costs expected to be incurred within a year of $4,291 at March 31, 2005 is included in accrued expenses and other current liabilities. At March 31, 2005, these regulatory obligations are secured by surety bonds in the amount of $230,249. These surety bonds are partially collateralized by letters of credit issued by the Company.

Guarantees

One of our former parent companies, Cyprus Amax Minerals Company, remains a guarantor with regard to future minimum royalties payable under leases through the first quarter 2006 to Blackhawk Coal Company, an affiliate of American Electric Power. Under the terms of the Stock Purchase Agreement, dated May 12, 1999 between RAG Coal International AG and Cyprus Amax Mineral Company, the Predecessor guaranteed Cyprus Amax’ performance under this obligation by issuing an irrevocable letter of credit to secure the minimum royalty payments still due. The Company assumed this guarantee in the

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

acquisition. The amount of this letter of credit is reduced as the Company makes the scheduled payments. At March 31, 2005 and December 31, 2004, the letter of credit amount was $5,000 and $6,000, respectively.

Neweagle Industries, Inc. (“Neweagle”) is a wholly-owned indirect subsidiary of the Company. Starting in early 2001, Neweagle supplied and sold coal to Arch Coal Sales Company, Inc. (“Arch Sales”) pursuant to a Conditional Coal Supply Agreement dated October 1, 1996 (CCSA). This coal was in turn resold by Arch Sales under a separate and distinct Coal Sales Agreement dated October 1, 1989 (“Rocky Mount Contract”) with Cogentrix of Rocky Mount, Inc. (“Cogentrix”) as the buyer. On March 23, 2003, the Predecessor (now known as Foundation American Coal Holding, Inc.) conditionally issued to Arch Sales a Guaranty and Indemnity (“Guaranty”) of Neweagle’s performance under the CCSA, and also agreed to indemnify Arch Sales and its affiliates and other parties for any liability related to the Rocky Mount Contract. As part of a global settlement of litigation relating to numerous issues between affiliates of the Predecessor and Arch Sales, a Mutual Release and Settlement Agreement (“MRSA”) was executed and effective November 12, 2004. Pursuant to the MRSA, the CCSA and the Guaranty were terminated. Also pursuant to the MRSA, Neweagle agreed to continue selling and supplying coal to Arch in the quantities required under the Rocky Mount Contract for re-sale by Arch to Cogentrix thereunder. The MRSA also was executed by the Predecessor, (now known as Foundation American Coal Holding, Inc.) As a signatory to the MRSA, Foundation American Coal Holding, Inc. and Neweagle agreed to indemnify, defend, and save harmless Arch and its affiliates from any non-performance, default or breach of (i) Neweagle’s obligation to supply coal to Arch Sales under the MSRA and (ii) for so long as the MRSA remains in force, any default, breach, or non-fulfillment of Arch Sales contract obligations under the Rocky Mount Contract as a result of acts or omissions (other than by Cogentrix) occurring on or after November 12, 2004.

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are wholly-owned indirect subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 (Birchwood Contract). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp., or the Company. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, the Predecessor (now known as Foundation American Coal Holding, Inc.) agreed to defend, indemnify, and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, the Predecessor and Arch acknowledged the continuing validity and effect of the Agreement & Release dated September 30, 1997.

In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and likelihood of performance being required. In the Company’s past experience, no claims have been made against these

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments and, therefore, is of the opinion that their fair value is zero.

Contingencies

Three of our subsidiaries were named as defendants in six separate complaints filed in Raleigh and Wyoming Counties, West Virginia, in late 2001, alleging personal injury and property damage caused by flooding on or about July 8, 2001. Similar suits may be filed in the future based on this or subsequent weather events. The general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints were filed by hundreds of plaintiffs against over 100 defendants, in a total of seven southern West Virginia counties. All such civil actions have been referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the Court’s Mass Litigation Rule.

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

On October 23, 2003, several citizens groups sued the Army Corps of Engineers (“COE”) in the United States District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators, including one of our subsidiaries, from additional use of existing nationwide permit approvals until they obtain more detailed “individual” permits. On July 8, 2004, the court issued an order enjoining the further issuance of nationwide permits and requiring individual permits to be obtained in their place. The order also precludes activity on areas covered by certain existing nationwide permits. The United States Department of Justice appealed the decision to the United States Court of Appeals for the Fourth Circuit. The appeal is pending.

Foundation Coal Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands, except share and per share data)

A similar suit was filed in January 2005 in the United States District Court for the Eastern District of Kentucky. Although we have no current operations in Kentucky, similar suits may be filed in other jurisdictions where we do, or may in the future, have operations.

Because of the decision, one nationwide permit already issued to a subsidiary of ours developing the new Pax Surface Mine in Raleigh County, West Virginia was converted to an individual permit. That conversion application was open to public comment and comments were received. We responded to the comments in a timely manner and the permit was issued in March 2005. Also because of this decision, a then pending nationwide permit application for a second permit at the Pax Surface Mine was converted to an individual permit application. Public comments were received and we responded to those comments in a timely manner as well. That permit was issued in January 2005. The Pax Surface Mine has been issued all necessary Army Corps of Engineer permits. Although other mines may experience additional permit requirements and potential delays in permit approvals, based on the information available to us at this time, we believe our existing operations will not be adversely impacted in a material manner.

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

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The factors, described below and elsewhere in this Form 10-Q, and in other documents we file with the SEC from time to time, are among those that may cause actual results to differ materially from our forward-looking statements:

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

•       long-term coal supply arrangements;

•       risks in coal mining;

•       environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

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

•       our liquidity, results of operations and financial condition.

You should keep in mind that any forward-looking statement made by us in this Form 10-Q or elsewhere speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 10% of our coal sales revenue for the three months ended March 31, 2005 and 8% of our pro-forma 2004 sales revenue was made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

From July 1, 1999 through July 29, 2004, we were a stand-alone wholly owned subsidiary of RAG Coal International AG (“RAG”) headquartered in Essen, Germany. In October 2003, RAG announced its intention to divest its international mining subsidiaries. In addition to RAG American Coal Holding, Inc., these international mining subsidiaries consisted of operations in Australia and Venezuela. On February 29, 2004, RAG announced the sale of four of our subsidiaries, collectively known as the RAG Colorado Business Unit, to a third party. The subsidiaries comprising the RAG Colorado Business Unit owned an underground longwall mine located in Routt County, Colorado, an idled underground longwall mine located in Moffat County, Colorado and surface lands located in northwest Colorado and southern Wyoming. The transaction closed on April 15, 2004. In the financial statements of the Predecessor for the first quarter of 2004, the RAG Colorado Business Unit was classified as a discontinued operation.

On May 24, 2004, RAG, entered into a definitive agreement with Foundation Coal Corporation, which was owned by affiliates of First Reserve, Blackstone and AMCI, to sell all of its operations except the RAG Colorado Business Unit which was sold on April 15, 2004. The transaction closed on July 30, 2004.

Results of Continuing Operations

Basis of Presentation:

RAG American Coal Holding, Inc. and its subsidiaries, excluding the subsidiaries comprising the RAG Colorado Business Unit which were sold on April 15, 2004, were acquired by a subsidiary of Foundation Coal Holdings, Inc. on July 30, 2004. Due to the change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this Form 10-Q have been prepared on different bases for the periods presented and are not comparable.

The following provides a description of the basis of presentation during all periods presented:

Successor—represents the consolidated financial position of Foundation Coal Holdings, Inc. as of December 31, 2004 and March 31, 2005 and our consolidated results of operations and cash flows for the three months ended March 31, 2005. Our consolidated financial position at December 31, 2004 and March 31, 2005 and our consolidated results of operations for the three months ended March 31, 2005 reflect our preliminary estimates of purchase price allocation based on preliminary appraisals prepared by independent valuation specialists and preliminary employee benefit valuations prepared by independent actuaries. Deferred income taxes have been provided in the consolidated balance sheet based on our best estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. The amounts that we may record based on the final assessment and determination of fair values may differ significantly from the information presented in the consolidated balance sheets as of December 31, 2004 and March 31, 2005 and the consolidated statement of operations for the three months ended March 31, 2005. The application of purchase accounting to the acquired assets of RAG American Coal Holding, Inc. resulted in increases to owned and leased mineral rights, surface lands, coal inventories, and the asset arising from recognition of asset retirement obligations. It resulted in decreases to plant and equipment and current deferred taxes. In addition, the historical cost assigned to deferred overburden in the acquired asset balance sheet was eliminated. The values assigned to uncovered and partially covered coal lands considered the stage of the mining process in which these two groups of coal lands were at the acquisition date. The application of purchase accounting to the acquired liabilities of RAG American Coal Holding, Inc. resulted in increases to postretirement health care obligations, pension obligations, black lung obligations, asset retirement obligations and noncurrent deferred taxes. Separate assets or liabilities were established to reflect the valuation of above or below market coal supply agreements in relation to market price curves. With regard to consolidated results of operations for the three months ended March 31, 2005, the principal effects of the application of purchase accounting, in comparison to reporting for historical periods, were to decrease the cost of coal sold due to lower expenses for postretirement health care and pensions, to decrease the cost of coal sold for net deferrals of deferred overburden costs, to decrease net amortization expense for coal supply agreements which is now a credit because our contracts at acquisition represented a net liability, and to increase the cost of depletion expense for owned and leased mineral rights.

Predecessor—represents the results of operations and cash flows for RAG American Coal Holding, Inc. for the three months ended March 31, 2004. These consolidated financial statements are based on the historical assets, liabilities, sales and expenses of the Predecessor for these periods. During the three months ended March 31, 2004, RAG American Coal Holding, Inc. reported a loss from continuing operations before income tax expense of $73.1 million. This result included: (a) $48.8 million in pre-tax charges related to termination of hedge accounting for interest rate swaps since it became probable during the three month period that the underlying variable rate bank debt would be repaid early rather than held to maturity; and (b) $3.1 million in pre-tax mark-to-market losses for the one month portion of the three months that the interest swaps did not qualify for hedge accounting.

Pro forma—To facilitate first quarter to first quarter comparisons throughout management’s discussion and analysis, we discuss “pro forma” results for the three months ended March 31, 2004. The pro forma results present the first quarter of 2004 as if Foundation Coal Holdings, Inc.: (a) acquired RAG American Coal Holding, Inc. on January 1, 2004; (b) completed the Initial Public Offering on January 1, 2004; and transacted the sale of the RAG Colorado Business Unit and associated repayment of Predecessor bank debt and settlement of Predecessor interest rate swaps on December 31, 2003. Pro-forma amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Management believes that the discussion of pro forma operating results is important to the readers of the financial statements to understand key operating trends in comparing the first quarter of 2005 to the first quarter of 2004. The following table presents unaudited results of operations for the Successor for the three months ended March 31, 2005 and unaudited results of operations for the Predecessor on a pro forma basis as described above for the three months ended March 31, 2004.

Three months ended March 31, 2005—Successor compared to three months ended March 31, 2004—Predecessor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $18.9 million for the three months ended March 31, 2005 whereas the Predecessor reported a loss from continuing operations of $46.1 million for the three months ended March 31, 2004.

During the prior year first quarter the Predecessor incurred approximately $32.8 million, net of income taxes, of non-cash charges related to termination of hedge accounting for interest rate swaps and mark-to-market losses on the interest rate swaps. These charges in combination with below normal coal production from our Northern Appalachia mines were primarily responsible for the Predecessor’s loss in the first quarter of 2004.

During the first quarter of 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Year-to-year increases in cost of coal sales and administrative expenses were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical three months ended March 31, 2005 compared to pro forma three months ended March 31, 2004, also apply to comparisons of the Successor and Predecessor periods for the three months ended March 31, 2005 and 2004, respectively.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Unaudited)

	Successor	Predecessor			Pro Forma
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Pro Forma Adjustments		Three Months Ended March 31, 2004
	(Dollars in millions, except per share)
Revenues	$305.5	$226.3	$(0.5	)(a)	$225.8
Cost of coal sales	215.2	197.2	(9.2	)(b)	188.0
Selling, general & administrative expense	11.6	10.4	(1.3	)(c)	9.1
Asset retirement obligation accretion	2.0	1.7	0.3	(d)	2.0
Depreciation, depletion & amortization	54.8	25.0	26.2	(e)	51.2
Amortization of coal supply agreements	(23.3)	4.0	(35.6	)(f)	(31.6)
Income (loss) from operations	45.2	(12.0)	19.1		7.1
Interest expense	(14.3)	(9.9)	(5.6	)(g)	(15.5)
Interest income	0.2	0.8	—		0.8
Loss on termination of hedge accounting for interest rate swaps	—	(48.8)	48.8	(h)	—
Mark-to-market loss on interest rate swaps	—	(3.2)	3.2	(h)	—
Income (loss) before income taxes	31.1	(73.1)	65.5		(7.6)
Income tax (expense) benefit	(12.2)	27.0	(23.3	)(i)	3.7
Income (loss) from continuing operations	18.9	(46.1)	42.2		(3.9)
Income from discontinued operations, net of income tax expense	—	2.8	(2.8	)(h)	—
Net income (loss)	$18.9	$(43.3)	$(39.4)		$(3.9)
Basic earnings per share-net income	$0.42	$(315.74)			$(0.09)
Diluted earnings per share-net income	$0.41	$(315.74)			$(0.09	)(j)

(a)           Reflects the elimination of royalty income as a result of purchase accounting

(b)          Reflects an adjustment of $9.2 million of overburden removal costs reflected on depreciation, depletion and amortization as a result of purchase accounting, $3.7 million of elimination of actuarial losses on pension and other postretirement benefits as a result of purchase accounting and $3.8 million of additional costs due to coal inventories written up to fair value in purchase accounting.

(c)           Reflects an adjustment of $1.1 million for expense arising from a management incentive plan eliminated when RAG American Coal holding, Inc. was acquired by Foundation Coal Corporation and $0.2 million of elimination of actuarial losses on pensions, other postretirement benefits and black lung benefits as a result of purchase accounting.

(d)          Reflects accretion expense on the additional asset retirement obligation recognized in purchase accounting.

(e)           Reflects increased depreciation, depletion and amortization, primarily cost depletion on mineral rights, as a result of purchase accounting.

(f)             Reflects net credit to amortization of coal supply agreements as a result of purchase accounting.

(g)           Reflects adjustment to interest expense based on capital structure put in place by the acquisition.

(h)          Reflects adjustments to eliminate debt extinguishment charges and income from discontinued operations arising from sale of the Colorado Business Unit.

(i)             Represents the tax effect of the pro forma adjustments computed such that the pro forma income tax benefit is recognized at the effective income tax rate recorded in the Successor period of 2004.

(j)              Same as basic earnings per share since pro forma diluted earnings per share of $0.08 is anti-dilutive.

Historical three months ended March 31, 2005 compared to pro forma three months ended March 31, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Historical	Pro Forma	Increase (Decrease)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	$	%
	(Unaudited, in millions, except per ton data)
Coal sales	$300.0	$222.0	$78.0	35.1%
Other revenues	5.5	3.8	1.7	44.7%
Total revenues	$305.5	$225.8	$79.7	35.3%
Tons sold	17.3	15.4	1.9	12.3%
Coal sales realization per ton sold	$17.38	$14.45	$2.93	20.3%

Coal sales revenues for the three months ended March 31, 2005 increased by 35.1% compared to the pro forma coal sales revenues for the three months ended March 31, 2004 as a result of a 12.3% increase in tons sold and a 20.3% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 1.4 million tons (70%) primarily as a result of uninterrupted operations during the first quarter of 2005. Coal sale volumes in Northern Appalachia in the first quarter of 2004 were decreased by interruptions to operations caused by the idling of the Cumberland Mine longwall for approximately one-half of the quarter and an extended duration longwall move at the Emerald Mine. From February 17 through May 7, 2004, the longwall mining equipment at the Cumberland Mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system at the Mine. In response, we revised the ventilation system to minimize any future business disruption and on May 7, 2004 we resumed longwall operations at the Cumberland Mine. There was no interruption of production due to ventilation issues during the first quarter of 2005. Coal sales volumes in the Powder River Basin increased by 0.6 million tons (5.7%) primarily as a result of higher levels of committed sales.

Coal sales realization per ton sold in Northern and Central Appalachia each increased by 25% in 2005 due to substitution of higher priced contracts which took effect in late 2004 and early 2005 for lower priced contracts that rolled off. An additional factor in Northern Appalachia were higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2% due to expiration at the end of 2004 of higher priced contracts signed during the 2001 market uptick, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $17.38 for the first quarter of 2005 also benefited from a larger proportion of higher priced Northern Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

Approximately 98% of our 2005 projected production is committed and priced. At March 31, 2005, uncommitted and unpriced tonnage was 11% and 30% of planned production in 2006 and 2007, respectively. Higher value eastern coals account for the majority of uncommitted tonnage as 23% and 43% of the Company’s planned eastern production remains uncommitted and unpriced in 2006 and 2007, respectively, including 56% and 74%, respectively, of the Company’s planned metallurgical coal production in those years.

Other revenues for the three months ended March 31, 2005 increased by $1.7 million compared to the pro forma other revenues for the three months ended March 31, 2004. The increase was primarily due to higher coalbed methane revenues of $1.2 million and higher synfuel fees of $0.4 million.

Costs and Expenses

	Historical	Pro Forma	Increase (Decrease)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	$	%
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$215.2	$188.0	$27.2	14.5%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	11.6	9.1	2.5	27.5%
Accretion on asset retirement obligations	2.0	2.0	—	—
Depreciation, depletion and amortization	54.8	51.2	3.6	7.0%
Amortization of coal supply agreements	(23.3)	(31.6)	8.3	26.3%
Total costs and expenses	$260.3	$218.7	$41.6	19.0%

Cost of coal sales.   The cost of coal sales for the three months ended March 31, 2005 increased from the pro forma cost of coal sales for the three months ended March 31, 2004 due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel; (b) increases in most categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel; (c) increases in royalties and coal production taxes as a result of higher revenues; and (d) increased operating levels particularly at the Cumberland mine. Cost of coal sales per ton were $12.47 for the three months ended March 31, 2005 compared to a pro forma figure of $12.24 for the three months ended March 31, 2004, an increase of 1.9%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the three months ended March 31, 2005 totaled $11.6 million compared to pro forma expense of $9.1 million for the three months ended March 31, 2004. The increase is primarily due to additional expenses incurred as a public company in the areas of directors and officers’ insurance premiums, audit fees and compensation expenses, including bonus accruals based on the strong level of performance in the first quarter.

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Accretion expense was comparable between the two periods.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased in the three months ended March 31, 2005 compared to the pro forma expense for the three months ended March 31, 2004 as a result of higher cost depletion due to increased volumes of coal mined and higher depreciation due to equipment additions over the past year.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the three months ended March 31, 2005 totals $30.9 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totals $7.6 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the three months ended March 31, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to roll-off of lower priced contracts in Northern and Central Appalachia.

Segment Analysis

Powder River Basin—Income from operations for the three months ended March 31, 2005 was $5.6 million. The pro forma loss from operations for the three months ended March 31, 2004 was $0.7 million. The increase in operating income is due to higher tons sold of 0.6 million, lower pro forma net expense for amortization of coal supply agreements as a result of the expiration of several above market contracts at year end 2004, and higher coal quality premiums, partly offset by lower sales realizations per ton also reflecting the expiration of above market contracts. Cost of coal sales per ton sold increased 0.4% year over year.

Northern Appalachia—Income from operations for the three months ended March 31, 2005 was $42.5 million compared with pro forma income from operations of $4.8 million for the three months ended March 31, 2004. The significant improvement is primarily due to increased coal sales revenues of $58.9 million resulting from a 70% increase in tons sold and a 25% increase in average sales realization per ton. Both Cumberland and Emerald mines had uninterrupted operations in the first quarter of 2005. During the first quarter of 2004, Cumberland’s longwall was idle for approximately one-half of the quarter, for reasons previously described, and Emerald had an extended duration longwall move during the prior year period. These interruptions had the effect of lowering coal sales volumes in 2004. Higher sales revenues were partly offset by increases in labor costs, active and retiree medical benefits, materials and supplies, coal production taxes, cost depletion, depreciation and a reduced credit for amortization of coal supply agreements. Cost of coal sales per ton decreased 25% year over year.

Central Appalachia—Income from operations for the three months ended March 31, 2005 was $13.0 million compared with pro forma operating income of $11.7 million for the three months ended March 31, 2004. Coal sales revenues increased $17.5 million primarily due to a 25% increase in average sales realizations per ton; tons sold were approximately equal to the prior year. Higher sales revenues were partly offset by increased expenses for: (a) labor and fringe benefits; (b) materials and supplies, led by increases for roof control materials and diesel fuel; (c) royalties and severance taxes driven by higher sales revenues; (d) cost depletion; and (e) amortization of coal supply agreements, representing a smaller net credit due to roll-off of lower priced sales contracts valued in the purchase accounting. Also, the pro forma operating income for the three months ended March 31, 2004 included a $1.5 million charge for settlement of litigation. Cost of coal sales per ton increased 12.6% year over year.

Interest Expense, Net

	Historical	Pro Forma	Increase (Decrease)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	$	%
	(Unaudited, in millions)
Interest expense—debt related	$(11.1)	$(10.3)	$0.8	7.8%
Interest expense—amortization of deferred financing fees	(0.8)	(2.6)	(1.8)	(69.2)%
Interest expense—surety bond and letter of credit fees	(2.4)	(2.6)	(0.2)	(7.7)%
Interest income	0.2	0.8	0.6	75.0%
Interest expense, net	$(14.1)	$(14.7)	$(0.6)	(4.1)%

Debt related interest expense for the three months ended March 31, 2005 was higher than the pro forma debt related interest expense for three months ended March 31, 2004 due to: (a) about a 100 basis point increase in the interest rate on variable rate debt; (b) a full quarter of fixed interest rates on $85 million of the variable rate debt via interest rate swaps and (c) greater utilization of the revolving credit agreement. These factors were partly offset by the impact of repaying approximately $39 million of variable rate debt from cash on hand at December 31, 2004. The remaining portion of the $85 million prepayment made on December 31, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the three months ended March 31, 2004. Pro forma amortization of deferred financing fees for the three months ended March 31, 2004 includes $1.7 million of accelerated amortization from the repayment of variable rate debt with IPO proceeds; there is no accelerated amortization in the three months ended March 31, 2005. The decrease in surety bond and letter of credit fees in the first quarter of 2005 is due to reductions in the amounts of these financial assurance instruments compared to the period immediately following the purchase of RAG American Coal Holding, Inc. The reduction in interest income between quarters is primarily due to lower cash balances available for investment in the three months ended March 31, 2005.

Income Tax Expense (Benefit)

	Historical	Pro Forma	Increase (Decrease)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	$	%
	(Unaudited, in millions)
Income tax (expense) benefit	$(12.2)	$3.7	$15.9	429.7%

For the three months ended March 31, 2005, income taxes are provided at an effective rate of 39.4% based on projected full year taxable income and projected full year temporary differences. Current tax expense, which represents taxes currently payable on operations, was approximately 26.7% of pre-tax income. We are providing a full valuation allowance against deferred tax assets attributable to AMT tax credits. For the three months ended March 31, 2004, a pro forma income tax benefit was recognized at an effective rate of 48.3%, the same effective rate used to provide taxes on the Successor’s pre-tax income for the five months ended December 31, 2004.

Liquidity and Capital Resources

Our primary sources of cash have been sales of our coal production and purchased coal to customers, plus cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, the cash cost of purchased coal, capital expenditures, interest costs, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements such as coal inventories and trade accounts receivable. Our ability to service our debt (principal and interest) and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We normally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during three months ended March 31, 2005 and 2004, respectively.

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Increase
	March 31, 2005	March 31, 2004	(Decrease)
	(Unaudited, in millions)
Cash provided by (used in):
Operating activities—continuing operations	$11.9	$2.4	$9.5
Operating activities—discontinued operations	—	9.6	(9.6)
Investing activities—continuing operations	(32.2)	(23.7)	(8.5)
Investing activities—discontinued operations	—	(0.1)	0.1
Financing activities—borrowings(2)	39.0	—	39.0
Financing activities—repayments(2)	(39.0)	(0.8)	(38.2)
Financing activities—sales of equity securities	—	—	—
Financing activities—dividends on common stock	(445.9)	—	(445.9)
Financing activities—other	—	—	—
Financing activities—pledged cash	—	—	—
Financing activities—on deposit with RAG(1)	—	5.3	(5.3)
Change in cash and cash equivalents	$(466.2)	$(7.3)	$(458.9)

(1)          Represents the decrease in the balance of cash on deposit with RAG.

(2)          The borrowings and repayments during the three months ended March 31, 2005 represent use of the Revolving Credit facility to maintain day-to-day liquidity.

Cash provided by operating activities from continuing operations increased in the three months ended March 31, 2005 as compared to the Predecessor results for the three months ended March 31, 2004 primarily due to higher net income from continuing operations partly offset by increases in working capital, mainly trade accounts receivable and inventories.

Cash used in investing activities for continuing operations increased in the three months ended March 31, 2005 as compared to the Predecessor results for the three months ended March 31, 2004 mainly due to higher capital expenditures. Capital expenditures for the three months ended March 31, 2005 totaled $36.5 million, including $17.7 million of expenditures related to the expansion of the Belle Ayr mine in the Powder River Basin, development of the Pax surface mine in Central Appalachia, addition of a continuous mining unit to the Kingston mine in Central Appalachia, and the widening of the Emerald mine longwall face to 1,450 feet from 1,250 feet. Capital expenditures for the three months ended March 31, 2004 of $25.5 million were mainly for replacement of equipment and other expenditures necessary to sustain mine operations.

Cash used in financing activities by the Successor for the three months ended March 31, 2005 includes the payment of $445.9 million of cash dividends, including $444.1 million of cash dividends related to the IPO that were accrued as of December 31, 2004 and paid on January 4, 2005. The remaining $1.8 million in cash dividends was a quarterly dividend of $.04 per share paid in March 2005.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have availability under our revolving credit facility, subject to certain conditions.

As of March 31, 2005, we have outstanding $685.0 million in aggregate indebtedness, with an additional $149.1 million of available borrowings under our revolving credit facility (after giving effect to $200.9 million of letters of credit outstanding as of March 31, 2005). Our liquidity requirements will be significant, primarily due to debt service requirements. Of the $14.3 million of interest expense for the three months ended March 31, 2005, approximately $13.1 million has or will be paid in cash.

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

Covenant Compliance

We believe that our Senior Credit Facilities and the indenture governing our outstanding 7 1/4% Senior Notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facilities that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Credit Facilities and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and adjusted EBITDA ratios for the four quarters ended March 31, 2005 are as follows:

	Covenant Level		Adjusted EBITDA March 31, 2005 Ratios
Senior Credit Facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	1.75	x	3.6	x
Maximum total debt to Adjusted EBITDA ratio	6.0	x	3.8	x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0	x	3.6	x

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

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Four Quarters Ended March 31, 2005
	(Unaudited, in millions)
EBITDA(1)	$15.6	$(34.9)	$76.6	$127.1
Non-cash charges (income)(2)	70.4	57.6	(5.3)	7.5
Unusual or non-recurring items(3)	35.9	2.2	—	33.7
Cumberland mine force majeure(4)	31.1	20.2	—	10.9
Other adjustments(5)	(0.5)	(0.6)	0.2	0.3
Adjusted EBITDA	$152.5	$44.5	$71.5	$179.5

(1)          EBITDA is calculated in the table below:

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Four Quarters Ended March 31, 2005
	(Unaudited, in millions)
Income (loss) from continuing operations	$(76.1)	$(46.1)	$18.9	$(11.1)
Interest expense	44.7	10.0	14.3	49.0
Interest income	(2.3)	(0.8)	(0.2)	(1.7)
Income tax expense (benefit)	(38.2)	(27.0)	12.2	1.0
Depreciation, depletion and amortization	146.0	25.0	54.8	175.8
Amortization of above market coal supply agreements	(58.5)	4.0	(23.4)	(85.9)
EBITDA	$15.6	$(34.9)	$76.6	$127.1

(2)          We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Four Quarters Ended March 31, 2005
	(Unaudited, in millions)
Interest rate swaps(a)	$42.6	$52.0	$—	$(9.4)
Early extinguishment of debt	21.7	—	—	21.7
Profit in inventory(b)	3.8	—	—	3.8
Overburden removal included in depreciation, depletion and amortization(c)	(15.3)	—	(7.6)	(22.9)
Accretion on asset retirement obligations/reclamation expense	7.3	1.7	2.0	7.6
Stock based compensation expense(d)	—	—	0.3	0.3
Asset impairment charges	—	—	—	—
Amortization included in benefits expense(e)	10.3	3.9	—	6.4
Total	$70.4	$57.6	$(5.3)	$7.5

(a)   Includes $48.9 million of expense resulting in the four quarters ended December 31, 2004 from loss on termination of hedge accounting for interest rate swaps less $6.3 million mark-to-market adjustment.

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

(d)         Represents an accrual for compensation expense attributable to restricted stock performance units and restricted stock awarded to certain directors.

(e)          Represents the portion of pension, other postretirement and black lung expense resulting from the amortization of unrecognized actuarial losses, prior service costs and transition obligations. Unrecognized actuarial losses, prior service costs and transition obligations were eliminated when the pension, other postretirement and black lung obligations were fair valued in purchase accounting.

(3)          We are also required by the credit agreement to adjust EBITDA, as defined above, for the following unusual (income) expense:

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005	Four Quarters Ended March 31, 2005
	(Unaudited, in millions)
Litigation/arbitration/contract settlements, net(a)	$28.9	$1.5	$—	$27.4
Transaction bonus(b)	1.8	—	—	1.8
Long-term incentive plan expense(c)	2.4	1.1	—	1.3
Gain on asset sales	(1.0)	(0.4)	—	(0.6)
Other(d)	3.8	—	—	3.8
Total	$35.9	$2.2	$—	$33.7

(a)   Represents arbitration awards, litigation and contract settlements, net of related legal and tax fees.

(b)         Represents the cost of a one-time bonus awarded to certain employees in connection with the sale of RAG American Coal Holding, Inc.

(c)          Represents the cost of a long-term incentive plan instituted by RAG American Coal Holding, Inc. in 2001 that was terminated prior to closing as required by the change in control provisions in the plan agreement. We have implemented a management equity program that will not result in a cash cost to us.

(d)         Represents $2.0 million from a sponsor monitoring fee and $1.8 million from a tax allowance related to the IPO in the four quarters ended December 31, 2004.

(4)          Represents the adjustment required for the estimated impact of the temporary idling of our Cumberland mine in the first half of 2004 as a result of a revised interpretation of mine ventilation laws by MSHA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(5)          We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Pro-forma cash interest for the four quarters ended March 31, 2005 is calculated as follows (unaudited, in millions):

Cash interest amounts stipulated in Credit Agreement for period April 1 through July 29, 2004	$16.0
Interest expense for five month operating period ended December 31, 2004	26.7
Less: Amortization of deferred financing costs for the five month operating period	(4.4)
Less: Cash interest income for the five month operating period	(0.5)
Less: Pro-forma cash interest for five month operating period associated with $85 million senior secured term loan repayment	(1.4)
Interest expense for the three month period ended March 31, 2005	14.3
Less: Amortization of deferred financing costs for three month period ended March 31, 2005	(0.8)
Less: Cash interest income for the three month period ended March 31, 2005	(0.2)
Less: Other non cash interest expense for three months ended March 31, 2005	(0.4)
$49.3

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

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2004. There have been no significant changes to our contractual obligations during the three months ended March 31, 2005.

	2005	2006-2007	2008-2009	After 2009	Total
	(Unaudited, in millions)
Long-term debt and capital leases	$—	$—	$—	$685.0	$685.0
Cash interest on long term debt	41.3	81.4	73.6	123.7	320.0
Cash payments for asset retirement obligations	3.7	5.6	3.5	197.0	209.8
Unconditional purchase commitments	56.0	7.4	17.2	—	80.6
Operating leases	5.8	9.8	3.5	1.1	20.2
Minimum royalties	4.0	1.0	—	—	5.0
Total	$110.8	$105.2	$97.8	$1,006.8	$1,320.6

We expect to invest in the range of $150.0 to $160.0 million in capital expenditures during calendar year 2005 of which approximately $100.0 million is to maintain production and replace mining equipment. The additional $50.0 to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $34 million of expected 2005 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2005 unconditional purchase commitments and $3 million of the 2006-2007 unconditional purchase commitments relate to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $4.4 million in 2006-2007 and $17.2 million in 2008-2009, relate to a contractual commitment to purchase underground mining equipment. We expect to contribute approximately $6.0 million to our defined benefit retirement plans and to pay approximately $23.0 million of retiree health care benefits in calendar year 2005. We also expect to incur approximately $9.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets. However, the underlying obligations that they secure, such as asset retirement obligations, self-insured workers’ compensation liabilities, royalty obligations and certain retiree medical obligations, are reflected in our consolidated balance sheets.

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers’ compensation claims under self-insured workers’ compensation laws in the various states, pay federal black lung benefits, pay retiree health care benefits to certain retired UMWA employees and perform certain other obligations.

In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and royalty payment obligations and bank letters of credit for self-insured workers’ compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund that has sufficient assets to fund these obligations for the next several years. Bank letters of credit are also used to collateralize a portion of the surety bonds.

We had outstanding surety bonds with a total face amount of $252.8 million as of March 31, 2005, of which $230.2 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $200.9 million of letters of credit in place for the following purposes: $36.5 million for workers’ compensation, including collateral for workers’ compensation bonds; $24.1 million for UMWA retiree health care obligations; $130.5 million for collateral for reclamation surety bonds, $5.0 million for minimum royalty payment obligations for a closed mine in Utah; and $4.8 million for other miscellaneous obligations. Recently, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of SFAS No. 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R during the prior period, the results are expected to be consistent with the pro forma disclosure under SFAS No. 123, except that forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. When adopted, the Company may elect to change the valuation method or assumptions and such changes could have a material impact on the amount of stock-based compensation the Company records.

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF No. 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently evaluating this consensus and has not determined its impact to the consolidated financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of March 31, 2005, we had sales commitments for approximately 98% of our planned 2005 production. Some of the products used in our mining activities, such as diesel fuel, explosives, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility.

Credit Risk

Our credit risk is primarily with electric power generators and, to a lesser extent, steel producers. Most electric power generators to whom we sell have investment grade credit ratings. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

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

We entered into swap contracts for the purpose of complying with certain financial covenants in our senior secured credit facility that require fixing the interest rate for at least three years on a minimum of 50% of our total outstanding debt. The swap contracts cover $85 million to September 2007. The following table summarizes our outstanding swap contracts at March 31, 2004.

Notional Amount	Term	Floating Rate	Fixed Rate
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$25 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%

As of March 31, 2005, after giving effect to the $85 million of interest rate swaps that were entered into, we had $300 million of variable rate indebtedness, representing approximately 44% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $3.0 million. At March 31, 2005, the fair value of these swap agreements was an unrealized gain of $1.9 million. Effective January 1, 2005, these swaps were designated as hedges. The increase in the unrealized gain of $1.4 million pre-tax ($0.8 million, net of tax) for the three months ended March 31, 2005 was reported as a component of comprehensive income (loss).

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation as of the end of the period covered by this report, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our auditors.

Changes in Disclosure Controls

There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls in the fiscal quarter ended March 31, 2005. Management is not aware of any material weaknesses; therefore, there were no corrective actions to be taken.

Sarbanes-Oxley Act of 2002 Section 404

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Information required by this Item is contained in Note 18 to the consolidated financial statements entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

(a)          The Form of Restricted Stock Agreement approved on February 15, 2005, by our Compensation Committee regarding restricted stock granted to its independent directors pursuant to the 2004 Incentive Stock Plan is attached as Exhibit 10.1

(b)         None.

Item 6.                        Exhibits.

(a)          The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Director
James F. Roberts	(Principal Executive Officer)
/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Form of Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc.
3.2*	Form of Amended and Restated By-laws of Foundation Coal Holdings, Inc.
4.1*	Form of certificate of Foundation Coal Holdings, Inc. common stock
4.2*

Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto

10.1**	Form of Independent Directors Restricted Stock Agreement.
31.1**

Certification of periodic report by Foundation Coal Holdings, Inc’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of periodic report by Foundation Coal Holdings, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of periodic report by Foundation Coal Holdings, Inc’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of periodic report by Foundation Coal Holdings, Inc’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the same numbered exhibit previously filed with Foundation Coal Holdings, Inc.’s registration statement on Form S-1 (SEC File No. 333-118427).

**             Filed herewith.