Form 10-Q
period 2006-03-31
Foundation Coal Holdings, Inc.
filed 2006-05-10
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

There were 45,560,398 shares of common stock outstanding on April 30, 2006.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Part I—FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,342	$22,432
Trade accounts receivable	109,783	110,125
Inventories, net	34,962	96,896
Deferred income taxes	4,933	4,933
Other current assets	24,311	25,333

Total current assets	230,331	259,719
Owned surface lands	27,943	27,510
Plant, equipment and mine development costs, net	577,920	567,062
Owned and leased mineral rights, net	1,052,919	1,071,596
Coal supply agreements, net	48,184	53,050
Other noncurrent assets	27,958	29,183

Total assets	$1,965,255	$2,008,120

LIABILITIES
Current liabilities:
Trade accounts payable	$36,013	$35,384
Accrued expenses and other current liabilities	160,347	182,012

Total current liabilities	196,360	217,396
Long-term debt	635,000	635,000
Deferred income taxes	43,149	67,629
Coal supply agreements, net	47,949	59,013
Postretirement benefits	470,147	464,418
Other noncurrent liabilities	232,606	225,414

Total liabilities	1,625,211	1,668,870

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100 million shares authorized, 45.4 million shares issued and outstanding at March 31, 2006; 44.7 million shares issued and outstanding at December 31, 2005	454	447
Additional paid-in capital (including unearned restricted stock compensation of $449 at December 31, 2005)	270,301	259,426
Retained earnings	69,937	80,154
Accumulated other comprehensive income (loss)	(648)	(777)

Total stockholders’ equity	340,044	339,250

Total liabilities and stockholders’ equity	$1,965,255	$2,008,120

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive Income

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Revenues:
Coal sales	$387,602	$300,021
Other revenue	7,723	5,485

Total revenues	395,325	305,506
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	290,242	215,230
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	12,584	11,608
Accretion on asset retirement obligations	1,905	2,040
Depreciation, depletion and amortization	44,297	54,800
Amortization of coal supply agreements	(6,198)	(23,379)

Income from operations	52,495	45,207
Other income (expense):
Interest expense	(13,674)	(14,253)
Interest income	368	222

Income before income tax expense	39,189	31,176
Income tax expense	(7,881)	(12,241)

Net income	31,308	18,935
Components of comprehensive income:
Unrealized gain on interest rate swaps, net of tax expense of $83 in 2006 and $553 in 2005	129	829

Comprehensive income	$31,437	$19,764

Basic and diluted earnings per common share:
Net income, basic	$0.69	$0.42
Net income, diluted	$0.67	$0.41
Weighted average shares—basic	45,132,207	44,624,647
Weighted average shares—diluted	46,674,499	46,079,988
Dividends declared per share	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(Dollars in thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$31,308	$18,935
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	1,905	2,040
Depreciation, depletion and amortization	38,099	31,421
Amortization of deferred financing costs	717	773
Gain on sale of assets	(332)	—
Non-cash stock-based compensation	848	308
Retirement of plant, equipment and mine development costs	46	—
Deferred income taxes	(3,447)	3,824
Other	(41)	—
Changes in operating assets and liabilities:
Trade accounts receivable	342	(34,784)
Inventories, net	1,528	(18,593)
Other current assets	1,022	3,429
Other noncurrent assets	720	8
Trade accounts payable	629	818
Asset retirement obligations	(438)	(433)
Accrued expenses and other current liabilities	(17,548)	(1,383)
Noncurrent liabilities	10,268	5,534

Net cash provided by operating activities	65,626	11,897

Investing activities:
Purchases of property, plant and equipment	(39,960)	(36,528)
Proceeds from disposition of property, plant and equipment	406	4,353

Net cash used in investing activities	(39,554)	(32,175)

Financing activities:
Proceeds from revolving credit facility	—	39,000
Repayment of revolving credit facility	—	(39,000)
Payment of cash dividends	(2,262)	(445,873)
Proceeds from issuance of common stock	4,547	—
Excess tax benefit from stock-based awards	5,553	—
Other	—	(20)

Net cash provided by (used in) financing activities	7,838	(445,893)

Net increase (decrease) in cash and cash equivalents	33,910	(466,171)
Cash and cash equivalents at beginning of period	22,432	470,313

Cash and cash equivalents at end of period	$56,342	$4,142

Supplemental cash flow information:
Cash paid for interest	$17,274	$17,276
Cash paid for income taxes	$4,202	$7,563

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Basis of Presentation of Consolidated Financial Statements

The following interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2005, filed March 16, 2006.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three months ended March 31, 2006 may not necessarily be indicative of the results to be expected in future quarters or for the twelve months ended December 31, 2006.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2006 presentation. The Company reclassified the balance sheet amount for prepaid major repairs from the historical presentation in other noncurrent assets to plant, equipment and mine development costs, net. As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), certain balance sheet amounts associated with stock-based awards have been reclassified within the equity section of the balance sheet. Effective January 1, 2006, unearned restricted stock compensation (representing unearned costs of restricted stock awards to certain members of the Board of Directors) has been reclassified into additional paid-in capital.

(2) Recent Accounting Pronouncements

On January 1, 2006, the Company adopted SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair value at the grant date. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

period during which the employee is required to provide service (usually the vesting period of the award). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. See Note 12 for the impact of adoption on the consolidated financial statements and additional disclosures required by the new accounting standard.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”), on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60,406 which were classified on the consolidated balance sheet as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39,264, net of tax of $21,142, thereby removing the $60,406 current asset previously classified on the consolidated balance sheet as a component of work-in-process (deferred overburden) inventory. See Note 3.

(3) Inventories

Inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Saleable coal	$15,792	$18,820
Raw coal	1,576	2,207
Work-in-process (deferred overburden)	—	60,406
Materials and supplies	25,392	23,501

	42,760	104,934
Less materials and supplies reserve for obsolescence	(7,798)	(8,038)

	$34,962	$96,896

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment. At December 31, 2005, work-in-process consists of costs incurred to remove overburden above an unmined coal seam as part of the surface mining process and generally includes labor, supplies, operating overhead and equipment costs charged to operations as coal from the seam is sold.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(4) Other Current Assets

Other current assets consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Prepaid royalties	$1,259	$2,122
Prepaid longwall move expense	8,202	5,525
Prepaid SO2 emission allowances	1,204	1,204
Prepaid expenses	10,587	13,596
Other	3,059	2,886

	$24,311	$25,333

(5) Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Owned surface and leased mineral rights
Owned surface lands	$27,943	$27,510

Owned and leased mineral rights	$1,245,135	$1,245,135
Less accumulated depletion	(192,216)	(173,539)

	$1,052,919	$1,071,596

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$714,267	$678,617
Mine development costs	16,312	15,721
Natural gas well development costs	315	315
Coal bed methane equipment and development costs	4,168	4,024

	735,062	698,677

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(154,515)	(129,654)
Mine development costs	(1,726)	(1,187)
Natural gas well development costs	(105)	(89)
Coal bed methane equipment and development costs	(796)	(685)

	(157,142)	(131,615)

	$577,920	$567,062

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(6) Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Receivables from asset dispositions	$2,687	$3,346
Unamortized debt issuance costs, net	18,638	19,355
Advance mining royalties	2,781	2,828
Fair value of interest rate swaps	2,355	2,143
Other	1,497	1,511

	$27,958	$29,183

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Accrued federal and state income taxes	$6,515	$4,979
Accrued sales contract settlements	—	150
Wages and employee benefits	26,476	33,998
Pension benefits	14,395	15,439
Postretirement benefits other than pension	23,464	23,464
Interest	3,625	9,063
Royalties	4,857	8,823
Taxes other than income taxes	33,991	31,866
Asset retirement obligations	3,846	4,376
Workers’ compensation	8,259	8,297
Other	34,919	41,557

	$160,347	$182,012

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(8) Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Post employment benefits	$4,989	$5,028
Pension benefits	35,986	34,529
Workers’ compensation	20,883	20,525
Minimum royalty obligations	86	83
Black lung reserves	6,617	6,206
Contract settlement accrual	17,934	20,044
Asset retirement obligations	113,775	111,778
Deferred production tax	11,852	7,254
Deferred credits and other	1,450	1,848
Deferred equipment purchase commitment	19,034	18,119

	$232,606	$225,414

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in their underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

(9) Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Changes in fair value of interest rate swaps, net of tax of $731 at March 31, 2006 and $648 at December 31, 2005	$1,093	$964
Minimum pension liability adjustments, net of tax of $933	(1,741)	(1,741)

	$(648)	$(777)

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(10)    Pension and Postretirement Benefit Plans

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Service cost	$1,393	$1,281
Interest cost	2,688	2,560
Expected return on plan assets	(2,648)	(2,249)
Amortization of:
Prior service cost	(3)	—
Actuarial losses	27	21

Net expense	$1,457	$1,613

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance benefit costs are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Service cost	$2,200	$2,035
Interest cost	7,848	8,465
Amortization of:
Prior service cost	—	—
Actuarial losses	572	—

Net expense	$10,620	$10,500

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(11)    Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Service cost	$176	$84
Interest cost	329	211
Expected return on plan assets	(144)	(145)
Amortization of:
Prior service cost	—	—
Actuarial losses	50	60

Net expense	$411	$210

(12)    Stock-Based Compensation

On July 30, 2004, the Company’s board of directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock grants or other stock-based awards. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Results for prior periods have not been restated. There were no modifications made to outstanding options prior to the adoption of the standard. There were no changes made by the Company to the terms, quantity or type of instruments used for share-based compensation as a result of the adoption of the new standard.

The Company has three types of stock-based awards: restricted stock units; restricted stock; and nonqualified stock options. Total compensation expense related to the stock-based awards recognized in selling, general and administrative expense for the three months ended March 31, 2006 was $848, consisting of $408, $52 and $388 for restricted stock units, restricted stock and nonqualified stock options, respectively. For the three months ended March 31, 2005, compensation expense of $308 was recognized as a component of selling, general and administrative expense for restricted stock units. No expense related to nonqualified stock options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to nonqualified stock options for the three months ended March 31, 2006.

Net income (loss) before taxes	$(388)
Income taxes	$78

Net income (loss)	$(310)

Earnings (loss) per common share – basic	$(0.01)
Earnings (loss) per common share – diluted	$(0.01)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the consolidated statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $5,553 and $0 during the three months ended March 31, 2006 and March 31, 2005, respectively.

SFAS No. 123(R) also requires that forfeitures be estimated and included in the calculation of compensation cost. Upon adoption of SFAS No. 123(R), the Company quantified the effect related to the estimation of forfeitures for stock-based awards that were not vested at December 31, 2005. The Company’s estimate was based on previous forfeiture activity combined with the Company’s reasonable expectations of forfeitures. The gross adjustment for forfeitures was not material to the consolidated financial statements.

Below is a summary of the key terms and methods of valuation for the Company’s stock-based compensation awards:

Restricted Stock Units

At December 31, 2005, 180,948 restricted stock performance units (“performance units”) were outstanding. The units are earned ratably each December 31 over the vesting period upon achievement of certain annual performance targets. The earned units vest subject to continued employment with the Company through the vesting date, at which time shares of common stock are distributed. Also, at December 31, 2005, 15,000 restricted stock time units (“time units”) were outstanding. These time units vest subject to continued employment with the Company through the vesting date at which time shares of common stock will be distributed. The weighted-average grant-date fair value of restricted stock units granted in 2005 was $27.75 per unit.

During the three months ended March 31, 2006, the Company granted 95,088 performance units to certain key employees. These performance units are earned each December 31, beginning December 31, 2006 and ending December 31, 2008, contingent upon the achievement of certain annual performance targets. The earned units vest subject to continued employment with the Company through February 28, 2009, at which time the number of shares of common stock will be distributed. The weighted-average grant-date fair value of restricted stock units granted in 2006 was $39.99 per unit.

Performance units for which the annual performance targets have been set at the date of grant are valued at the market price on the date of grant. The measurement date for performance units for which annual performance targets have not been set at the date of grant is the date on which the performance target is approved. At

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

March 31, 2006, the measurement date had not occurred for 111,346 performance units. Compensation expense is recognized ratably from the measurement date of each tranche through the vesting date at which time the number of shares of common stock which have been earned are distributed.

The following is a summary of the Company’s restricted stock unit activity during the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Restricted stock units outstanding at December 31, 2005	195,948	$27.75
Granted	95,088	39.99
Vested	—	N/A
Forfeited	(2,094)	24.66

Restricted stock units outstanding at March 31, 2006	288,942	$31.85

As of March 31, 2006, there was approximately $3,672 of total unrecognized compensation expense from restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

The Company granted 16,500 shares of restricted stock to certain members of the Board of Directors during the twelve months ended December 31, 2005. The shares are subject to the member’s continuous service as a director of the Company, with the restriction lapsing ratably each December 31, over various vesting periods through December 31, 2010. The weighted-average grant-date fair value of the restricted stock granted in 2005 is $32.41 per share. The intrinsic value of restricted stock shares that vested on December 31, 2005 was $132.

The Company granted 6,000 shares of restricted stock to certain members of the board of directors during the three months ended March 31, 2006. The shares are subject to the member’s continuous service as a director of the Company, with the restriction lapsing ratably each December 31, over various vesting periods through December 31, 2008. The weighted-average grant-date fair value of the restricted stock granted during 2006 is $38.11 per share.

The following is a summary of the Company’s restricted stock activity during the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Restricted stock outstanding at December 31, 2005	16,500	$32.41
Granted	6,000	38.11
Vested	—	N/A
Forfeited	—	N/A

Restricted stock outstanding at March 31, 2006	22,500	$33.93

Total unrecognized compensation expense related to restricted stock grants is $626 at March 31, 2006, which is expected to be recognized over a weighted-average period of 2.3 years.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

Nonqualified Stock Options

On August 10, 2004, options to acquire 3,536,432 shares of common stock were issued to eight members of senior management of the Company. No options were granted during 2006 or 2005. Of the total options granted, there were 982,343 options granted at an exercise price of $4.87 per share, which are subject to continued employment, vest and become exercisable on each December 31 beginning December 31, 2004 and ending on December 31, 2008. Additionally, there were 2,554,089 options granted at an exercise price of $8.53 per share, which are subject to continued employment, vest and become exercisable on the eighth anniversary of the date of grant and provide for partial accelerated vesting each calendar year through December 31, 2008 upon achievement of certain annual performance targets. During 2005 and 2004, respectively, 766,230 and 255,409 of the options granted at the $8.53 per-share exercise price vested on an accelerated basis as a result of achieving certain performance targets.

The fair market value of option grants was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rates	3.94%
Dividend yield	0.70%
Expected volatility	55.00%
Expected life in years	8.00

As the Company lacked a sufficient trading history at the date the fair value of options was estimated in 2004, the Company’s volatility was based on the volatility of other companies in the mining industry. The weighted-average grant-date fair value of the options was $2.45.

The following is a summary of all option activity during the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,491,244	$7.52
Granted	—	N/A
Exercised	(688,829)	6.60
Forfeited	(144,587)	7.60

Outstanding at March 31, 2006	2,657,828	7.76	$88,014

Exercisable at March 31, 2006	698,982	$8.38	$22,710

Vested and expected to vest at March 31, 2006	2,548,312	$7.75	$84,395

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006 was $22,913. No options were exercised during the three months ended March 31, 2005.

A summary of the Company’s stock options outstanding at March 31, 2006 follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average exercise price
$4.87	562,735	8.4	$4.87	28,589	$4.87
$8.53	2,095,093	8.4	$8.53	670,393	$8.53

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

Total unrecognized compensation expense from stock options was $4,089 which is expected to be recognized over a weighted-average period of 2.85 years.

For the three months ended March 31, 2005, the Company applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net income would have been reduced to the following pro forma amounts as follows:

Three Months Ended March 31, 2005
(in thousands)
Net income as reported	$18,935
Add: stock based employee compensation expense recorded, net of tax	188
Deduct: pro forma stock based employee compensation expense, net of tax	(376)

Pro forma net income	$18,747

Earnings per common share:
Basic – as reported	$0.42
Basic – pro forma	$0.42
Diluted – as reported	$0.41
Diluted – pro forma	$0.41

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures. This computational difference creates incomparability between the pro forma stock compensation presented above and the stock compensation recognized in 2006. However, the impact of estimated forfeitures on such compensation expense is immaterial.

(13)    Derivative Instruments and Hedging Activities

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate date through September 2007 under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities. As of March 31, 2006, the fair value of this cash flow hedge was $2,355 which was recorded as a noncurrent asset and the offsetting unrealized gain of $1,093, net of tax expense was recorded in accumulated other comprehensive income. At December 31, 2005, the fair value of these swaps was $2,143 which was recorded as a noncurrent asset and the offsetting unrealized gain of $964, net of tax expense, was recorded in accumulated other comprehensive income.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(14)    Asset Retirement Obligations

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the exact amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The following table is a reconciliation of the Company’s asset retirement obligation (“ARO”) liability from December 31, 2005 through March 31, 2006:

Asset retirement obligation, December 31, 2005	$116,154
Accretion expense	1,905
Revisions in estimated cash flows and liabilities incurred	—
Payments	(438)

Asset retirement obligation, March 31, 2006	$117,621

The current portions of the asset retirement obligation liabilities of $3,846 and $4,376 at March 31, 2006 and December 31, 2005, respectively, are included in accrued expenses and other current liabilities. See Note 7. The noncurrent portion of the Company’s asset retirement obligation liabilities of $113,775 and $111,778 at March 31, 2006 and December 31, 2005, respectively, are included in noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2006 or December 31, 2005. At March 31, 2006, regulatory obligations for asset retirements are secured by surety bonds in the amount of $239,006. These surety bonds are partially collateralized by letters of credit issued by the Company.

(15)    Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

On February 14, 2006, the Board of Directors declared a cash dividend for the first quarter of $0.05 per share to shareholders of record on March 16, 2006. The $2,262 dividend was paid on March 30, 2006.

Earnings Per Share

The following table provides a reconciliation of weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Weighted average shares outstanding – basic	45,132,207	44,624,647
Dilutive impact of stock options	1,496,638	1,449,941
Dilutive impact of restricted stock plans	45,654	5,400

Weighted average shares outstanding – diluted	46,674,499	46,079,988

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(16)    Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates only in the United States with mines in all of the major coal basins. The Company has three reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania, Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income from operations.

Operating segment results for the three months ended March 31, 2006 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$103,329	$151,647	$124,666	$15,683	$395,325
Income (loss) from operations	8,530	54,014	10,453	(20,502)	52,495
Depreciation, depletion and amortization	10,288	18,026	14,003	1,980	44,297
Amortization of coal supply agreements	3,518	(2,583)	(7,136)	3	(6,198)
Capital expenditures	4,938	8,222	21,521	5,279	39,960
Total assets	$510,388	$879,076	$462,009	$113,782	$1,965,255

Operating segment results for the three months ended March 31, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$82,576	$113,989	$85,626	$23,315	$305,506
Income (loss) from operations	5,558	42,472	12,970	(15,793)	45,207
Depreciation, depletion and amortization	19,556	19,585	13,837	1,822	54,800
Amortization of coal supply agreements	4,643	(16,501)	(12,115)	594	(23,379)
Capital expenditures	10,049	13,263	12,761	455	36,528
Total assets	$591,194	$943,985	$486,740	$82,635	$2,104,554

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

(17)    Other Revenue

Other revenue consisted of the following:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Royalty income	$428	$177
Synfuel fees	2,139	1,377
Coalbed methane	1,138	1,102
Transloading and plant processing fees	835	1,130
Natural gas	290	235
Gain on disposition of assets	332	—
Coal sales contract settlements	64	—
Other	2,497	1,464

Total other revenue	$7,723	$5,485

(18)    Contingencies and Commitments

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss may be incurred.

Guarantees

Our former parent company, Cyprus Amax Minerals Company (“Cyprus Amax”), remains a guarantor with regard to the following obligation included in the consolidated financial statements of the Company.

Future minimum royalties are payable under leases through the first quarter 2006 to Blackhawk Coal Company, an affiliate of American Electric Power. Under the terms of the Stock Purchase Agreement, dated May 12, 1999 between RAG Coal International AG and Cyprus Amax, RAG American Coal Holding, Inc. guaranteed Cyprus Amax’ performance under this obligation by issuing an irrevocable letter of credit to secure the minimum royalty payments still due. The Company assumed this guarantee on July 30, 2004 when the Company acquired the North American coal mining assets of RAG American Coal Holding, Inc. The amount of this letter of credit is reduced as the Company makes the scheduled payments. As of December 31, 2005, the letter of credit amount was $3,000. The last scheduled minimum royalty payment was made on March 1, 2006. The associated letter of credit terminated on March 20, 2006 and was not renewed.

Neweagle Industries, Inc. (“Neweagle”) is a wholly owned indirect subsidiary of the Company. Starting in early 2001, Neweagle supplied and sold coal to Arch Coal Sales Company, Inc. (“Arch Sales”) pursuant to a Conditional Coal Supply Agreement dated October 1, 1996 (CCSA). This coal was in turn resold by Arch Sales under a separate and distinct Coal Sales Agreement dated October 1, 1989 (“Rocky Mount Contract”) with

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

Cogentrix of Rocky Mount, Inc. (“Cogentrix”) as the buyer. On March 23, 2003, Foundation American Coal Holding, LLC (“FACH”) conditionally issued to Arch Sales a Guaranty and Indemnity (“Guaranty”) of Neweagle’s performance under the CCSA, and also agreed to indemnify Arch Sales and its affiliates and other parties for any liability related to the Rocky Mount Contract. As part of a global settlement of litigation relating to numerous issues between affiliates of FACH and Arch Sales, a Mutual Release and Settlement Agreement (“MRSA”) was executed effective November 12, 2004. Pursuant to the MRSA, the CCSA and the Guaranty were terminated. Also pursuant to the MRSA, Neweagle agreed to continue selling and supplying coal to Arch Sales in the quantities required under the Rocky Mount Contract for re-sale by Arch Sales to Cogentrix thereunder. The MRSA also was executed by FACH. As a signatory to the MRSA, FACH and Neweagle agreed to indemnify, defend, and save harmless Arch Sales and its affiliates from any non-performance, default or breach of (i) Neweagle’s obligation to supply coal to Arch Sales under the MSRA and (ii) for so long as the MRSA remains in force, any default, breach, or non-fulfillment of Arch Sales’ contract obligations under the Rocky Mount Contract as a result of acts or omissions (other than by Cogentrix) occurring on or after November 12, 2004. Pursuant to certain agreements dated February 14, 2006, the Rocky Mount Contract was assigned from Arch Sales to Neweagle and from Cogentrix to its affiliate, Edgecombe Genco, LLC. As a result of these transactions, Arch Sales is no longer obligated to sell and supply coal under the Rocky Mount Contract. As such, the aforesaid obligations of FACH and Neweagle under the MRSA to indemnify, defend, and save harmless Arch Sales and its affiliates effectively have been canceled.

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are wholly owned indirect subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 (“Birchwood Contract”). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp., or the Company. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, FACH agreed to defend, indemnify, and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, FACH and Arch acknowledged the continuing validity and effect of said Agreement & Release.

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

Contingencies

Three of our subsidiaries were named as defendants in six separate complaints filed in Raleigh and Wyoming Counties, West Virginia, in late 2001, alleging personal injury and property damage allegedly caused by flooding on or about July 8, 2001. Similar suits may be filed in the future based on other weather events. The

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except share and per share data)

general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints and amended complaints have been filed by more than 1,000 plaintiffs against over 100 defendants, in a total of at least seven southern West Virginia counties. All such civil actions relating to the July 8, 2001 flood were referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the court’s mass litigation rule.

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

In March 2005 the three judge panel issued a scheduling order indicating that six different trials will be held, one for each watershed impacted. Each trial will be held in two phases with the liability phase being held first, and then a damages phase. The first trial commenced in March 2006. This trial related to flooding in the Upper Guyandotte River watershed in which our affiliates have operations. In April 2006, and prior to the matter being submitted to the jury, our affiliates named as defendants and the respective insurance carriers, settled the matter. The settlement covers all remaining affiliated entities with operations in all of the affected watersheds and applies to claims arising out of flood events in 2001 and 2002. The settlement amount does not have a material adverse impact on our financial condition, results of operations or cash flow.

Extensive regulation of the impacts of mining on the environment and related litigation has had and may have a significant effect on our costs of production and competitive position. Further regulations, legislation or litigation may also cause our sales or profitability to decline by hindering our ability to continue our mining operations or by increasing our costs.

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The factors, described below and elsewhere in this Form 10-Q, and in other documents we file with the SEC from time to time, are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation performance and costs;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	changes in postretirement benefit and pension obligations;

•	our liquidity, results of operations and financial condition;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires; and

•	continuation of other revenues from fees received from synthetic fuel (“synfuel”) processors.

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 8% of our coal sales revenue for the three months ended March 31, 2006 and 10% of our sales revenue for the three months ended March 31, 2005 was made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

Foundation Coal Holdings, Inc. (the “Company”) and its indirect wholly owned subsidiary, Foundation Coal Corporation, began operations on July 30, 2004 by acquiring all of the U.S. coal mining operations of RAG American Coal Holding, Inc. Initially, the Company was owned by First Reserve Fund IX, L.P. (“First Reserve”); Blackstone FCH Capital Partners IV L.P. (“Blackstone”); Blackstone Family Investment Partnership IV; American Metals and Coal International Acquisition, LLC (collectively the “Sponsors”) and Company senior management. In December 2004, 24,121,900 shares of the Company’s common stock were sold in an initial public offering and partial exercise of the overallotment shares. These transactions in combination with a stock dividend of 3,029,600 common shares distributed to the pre-IPO shareholders in January, 2005 reduced the Company ownership by the Sponsors and management to approximately 46%. On September 19, 2005, the Company completed a secondary offering and partial exercise of the overallotment shares in which the Sponsors sold an aggregate of 10,260,500 shares of common stock. This transaction reduced the ownership of the company by the Sponsors and management to approximately 23%. On January 24, 2006, 4,154,045 shares of commons stock of the Company were distributed by affiliates of Blackstone to Blackstone’s limited and other partners and 4,154,045 shares of the Company’s common stock were distributed by First Reserve to First Reserve’s limited and other partners. The 8,308,090 shares distributed represented all of remaining shares of the Company owned by Blackstone and First Reserve.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
			Amount	Percent
	(Unaudited, in millions, except per ton data)
Coal sales	$387.6	$300.0	$87.6	29%
Other revenue	7.7	5.5	2.2	40%

Total revenues	$395.3	$305.5	$89.8	29%

Tons sold	18.5	17.3	1.2	7%
Coal sales realization per ton sold	$20.92	$17.38	$3.54	20%

Coal sales revenues for the three months ended March 31, 2006 increased by 29% compared to the coal sales revenues for the three months ended March 31, 2005 as a result of a 7% increase in tons sold and a 20% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.3 million tons (9%) mainly as a result of increased shipments and production from the Cumberland mine, partly offset by reduced shipments from the Emerald mine due to a scheduled longwall move in the first quarter of 2006. There were no longwall moves in the first quarter of 2005.

Coal sales volumes in Central Appalachia increased by 0.4 million tons (20%) primarily due to higher shipments of purchased coal utilized on selected steam coal contracts to increase the availability of our production for sale to higher margin industrial markets plus additional volumes of coal purchased from an independent synfuel operation. Production in Central Appalachia was comparable between the two periods as slightly higher production at the Kingston and Pioneer/Pax complexes offset slightly reduced production at the Laurel Creek complex and from the Rockspring mine. The Pax surface mine has been increasing its production as the mine becomes more fully developed. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, produced at an annualized rate of 0.6 million tons during the first quarter of 2006. When fully developed later in 2006, it is expected to produce at an annual rate of approximately 1 million tons per year.

Coal sales volumes in the Powder River Basin increased by 0.8 million tons (7%) to a record quarterly shipment level of 12.0 million tons primarily due to higher production and shipments from the Belle Ayr mine where annual production capacity was increased by 5.0 million tons effective January 1, 2006.

Coal sales volumes from the Illinois Basin decreased by 0.1 million tons (19%), reflecting lower production from the Wabash mine due to diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations, coupled with a lower clean coal recovery percentage as compared to the first quarter of 2005. Purchased coal activities by our trading group decreased by approximately 0.2 million tons, compared to the first quarter of 2005, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 20% and 24%, respectively, in 2006 due to a combination of: (a) substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired; and (b) higher coal quality premiums reflecting both increased prices for sulfur dioxide emission allowances and more favorable coal quality. In the Powder River Basin, coal sales realizations per ton increased by 17% due to the commencement of shipments under higher priced contracts and higher coal quality premiums reflecting both increased prices for sulfur dioxide allowances and favorable coal quality. The weighted average sales realization per ton for the first quarter of 2006 reflected a higher proportion of high value Northern Appalachia shipments compared to lower value Powder River Basin shipments than is expected for the full year 2006.

Other revenues for the three months ended March 31, 2006 increased by $2.2 million compared to the three months ended March 31, 2005. The increase was due to the sum of: (a) increased synfuel fees ($0.8 million); (b) decreased transloading fees ($0.3 million); (c) gains on asset sales ($0.3 million); (d) increased royalty and rental income ($0.3 million); (e) increased natural gas revenues ($0.1 million); and (f) increased miscellaneous revenues ($1.0 million).

Costs and Expenses

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
			Amount	Percent
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization	$290.2	$215.2	$75.0	35%
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	12.6	11.6	1.0	9%
Accretion on asset retirement obligations	1.9	2.0	(0.1)	(5)%
Depreciation, depletion and amortization	44.3	54.8	(10.5)	(19)%
Amortization of coal supply agreements	(6.2)	(23.4)	17.2	74%

Total costs and expenses	$342.8	$260.2	$82.6	32%

Cost of coal sales. The cost of coal sales increased $75.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($8.5 million); (b) increases in many categories of materials and services, most notably diesel fuel, large equipment tires and explosives ($19.2 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($8.0 million); (d) increases in purchased coal costs as a result of higher purchased coal volumes and increased purchase prices ($7.3 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden stripping costs ($11.2 million); and (f) an expense for reduction of coal inventories in the first quarter of 2006 compared to a credit to expense from increases in coal inventories during the first quarter of 2005 ($18.8 million). Cost of coal sales per ton was $15.67 for the three months ended March 31, 2006 compared to a pro forma figure, after adjusting for the impact of the accounting change for overburden stripping costs, of $13.12 per ton for the three months ended March 31, 2005, an increase of 19%.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2006 were $12.6 million compared to $11.6 million for the three months ended March 31, 2005. Period-over-period increases were due to additional expenses incurred in the areas of: (a) employee expenses ($0.2 million); (b) audit fees, including Sarbanes Oxley 404 compliance ($0.5 million); (c) information technology costs ($0.1 million); (d) non-cash stock compensation expense ($0.3 million); and (e) directors fees ($0.1 million), partly offset by lower insurance expenses and reduced sales commissions (combined $0.2 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Slightly lower accretion expense in 2006 was due to reduced asset retirement obligations at closed mines.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $10.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to lower cost depletion partially offset by higher depreciation and amortization. Cost depletion declined by $14.9 million due to a combination of: (a) lack of depletion expense in the first quarter of 2006 pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $4.4 million in the first quarter of 2006 mainly due to capital additions to plant & equipment during the twelve months ended March 31, 2006.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the Acquisition date. Coal supply agreement amortization decreased $17.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Amortization of the liability for below market priced coal supply agreements during the three months ended March 31, 2006 was $11.1 million of credit to expense compared to $30.9 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended March 31, 2006 was $4.9 million of expense compared to $7.5 million of expense in the comparable period of the prior year. During the twelve months ended March 31, 2006, a number of coal supply agreements valued in purchase accounting have been completed.

Segment Analysis

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
			Tons/$	Percent
	(Unaudited, in millions except sales realization per ton)
Powder River Basin
Tons sold	12.0	11.2	0.8	7%
Average sales realization per ton	$8.55	$7.31	$1.24	17%
Revenues	$103.3	$82.6	$20.7	25%
Income from operations	$8.5	$5.6	$2.9	52%
Northern Appalachia
Tons sold	3.7	3.4	0.3	9%
Average sales realization per ton	$40.16	$33.48	$6.68	20%
Revenues	$151.6	$114.0	$37.6	33%
Income from operations	$54.0	$42.5	$11.5	27%
Central Appalachia
Tons sold	2.4	2.0	0.4	20%
Average sales realization per ton	$51.23	$41.31	$9.92	24%
Revenues	$124.7	$85.6	$39.1	46%
Income from operations	$10.5	$13.0	$(2.5)	(19)%

Powder River Basin—Income from operations increased $2.9 million period-over-period due to increased revenues of $20.7 million, partly offset by increased production costs of $17.8 million. As explained in the revenue section above, the increased revenues resulted from a 7% increase in tons sold and a 17% increase in average sales realization per ton. The increase in tons sold is primarily due to the 5 million ton expansion of annual capacity at the Belle Ayr mine. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues

($5.3 million); (b) diesel fuel ($3.4 million); (c) repairs and maintenance ($2.2 million); (d) large equipment tires ($2.1 million); (e) explosives ($0.7 million); (f) labor and employee benefits ($2.0 million); (g) other operating supplies ($0.4 million); and (h) depreciation and amortization ($1.9 million). A period-over-period $1.1 million reduction in amortization of coal supply agreements was largely offset by small increases in several production expense categories other then those listed above. Production costs in the three months ended March 31, 2005 included an $11.2 million credit for overburden stripping costs added to work-in-process inventory offset by an $11.1 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”) effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden stripping costs, increased approximately 18% period-over-period.

Northern Appalachia—Income from operations increased by $11.5 million period-over-period due to increased revenues of $37.6 million, partly offset by increased production costs of $26.1 million. As explained in the revenue section above, the increased revenues resulted from a 9% increase in tons sold and a 20% increase in average sales realization per ton. The increase in shipments was primarily due to increased production at the Cumberland mine as a result of good mining conditions and strong longwall productivity. Period-over-period production from the Emerald mine decreased due to a scheduled longwall move in the first three months of 2006; there was no longwall move in the first three months of 2005. Higher production costs were primarily due to increases in the following areas: (a) labor and employee benefit costs ($2.9 million); (b) change in coal inventories ($9.7 million); (c) materials, supplies and services ($0.4 million); (d) insurance premiums ($0.3 million); (e) charged in selling, general and administrative expenses ($0.2 million); (f) depreciation and amortization ($0.9 million); and (g) reduced credit for amortization of coal supply agreements ($13.9 million). These increases were partly offset by reduced cost depletion of $2.5 million. Cost of coal sales per ton increased approximately 8% period-over-period.

Central Appalachia—Income from operations decreased by $2.5 million period-over-period due to increased cost of coal sales of $36.4 million, increased depreciation and amortization expense of $1.4 million and a reduced credit to expense for amortization of coal supply agreements of $5.0 million, partly offset by increased revenues of $39.1 million and reduced cost depletion expense of $1.2 million. As explained in the revenue section above, the increase in revenues resulted from a 20% increase in tons sold and a 24% increase in average sales realizations per ton. Tons sold increased primarily due to increased tons that were purchased and resold. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($2.0 million); (b) materials, supplies and services, led by increases for maintenance and repairs, diesel fuel, explosives, contract trucking, contract mining ($8.6 million); (c) purchased coal ($23.4 million); and (d) royalties and severance taxes driven by higher sales revenues ($2.5 million). Cost of coal sales per ton increased approximately 23% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended March 31, 2006, the Other segment reported a loss from operations of $20.5 million compared to a loss from operations of $15.8 million in the three months ended March 31, 2005. The increased period-over-period loss from operations of $4.7 million was primarily a result of an increased operating loss at the Wabash mine ($6.5 million) due to: (a) lower production and shipments as described in the revenue section above; (b) higher cost of coal sales; and (c) a reduced credit to expense from amortization coal supply agreements. The operating losses attributable to closed mines and selling, general and administrative expenses not charged out were less by $0.6 million and $1.1 million, respectively, in the first three months of 2006 compared to the first three months of 2005.

Interest Expense, Net

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
			Amount	Percent
	(Unaudited, in millions)
Interest expense—debt related	$(10.9)	$(10.6)	$0.3	3%
Interest expense—amortization of deferred financing fees	(0.7)	(0.8)	(0.1)	(13)%
Interest expense—surety bond and letter of credit fees	(1.5)	(2.4)	(0.9)	(38)%
Interest expense—other	(0.6)	(0.5)	0.1	20%
Interest income	0.4	0.2	(0.2)	(100)%

Interest expense, net	$(13.3)	$(14.1)	$(0.8)	(6)%

Debt related interest expense for the three months ended March 31, 2006 was slightly higher than the debt related interest expense for three months ended March 31, 2005 due to: (a) an approximate 166 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50 million of variable rate debt in the second half of 2005. Amortization of deferred financing fees and other interest were comparable between the two periods. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding.

Income Tax Expense

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Increase (Decrease)
			Amount	Percent
	(Unaudited, in millions)
Income tax expense	$(7.9)	$(12.2)	$(4.3)	(35)%

For the three months ended March 31, 2006, income taxes were provided at an effective rate of approximately 20% based on projected full year taxable income and projected full year temporary differences. For the three months ended March 31, 2005 income taxes were provided at an effective rate of approximately 39%. The reduction in effective income tax rate period-over-period is primarily due to an increase in the percentage depletion projected at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Percentage depletion from Cumberland was treated as a temporary difference in the effective income tax rate used during 2005 and is now treated as a permanent difference in estimating the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines are expected to generate increased percentage depletion, which is treated as a permanent difference, during 2006.

Expected Coal Production

96% of our 2006 projected production is committed and priced. As of April 10, 2006, uncommitted and unpriced tonnage was 17%, 39% and 59% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 11%, 35%, 57% and 86% of the Company’s planned eastern production remains uncommitted and unpriced in 2006, 2007, 2008 and 2009, respectively.

In 2006 through 2009, the Company expects coal production within the following ranges:

Expected Coal Production (Millions of Tons)
	2006	2007	2008	2009
East	21.5—23.5	21.5—23.5	21.5—23.5	21.5—23.5
West	49.0—51.0	49.0—51.0	54.0—56.0	54.0—56.0
Total Consolidated	70.5—74.5	70.5—74.5	75.5—79.5	75.5—79.5

Based on its committed and priced planned production as of April 10, 2006, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $41.50 to $42.50 per ton in 2006. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $8.25 to $8.60 per ton in 2006. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and sulfur dioxide emissions prices in the range of $850 to $1,200 per ton. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2006.

Liquidity and Capital Resources

Our primary sources of cash have been from sales of our coal production and purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, the cash cost of purchased coal, capital expenditures, interest costs, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements such as coal inventories and trade accounts receivable. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited, in millions)
Cash provided by (used in):
Operating activities	$65.6	$11.9
Investing activities (primarily capital expenditures)	(39.5)	(32.2)
Financing activities—borrowings (1)	—	39.0
Financing activities—repayments (1)	—	(39.0)
Financing activities—stock option exercise proceeds and excess tax benefit from stock-based awards	10.1	—
Financing activities—dividends on common stock	(2.3)	(445.9)

Change in cash and cash equivalents	$33.9	$(466.2)

(1)	The borrowings and repayments during the three months ended March 31, 2005 in the amount of $39.0 million represent use of the Revolving Credit facility to maintain day-to-day liquidity.

Cash provided by operating activities increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to higher net income and smaller changes in operating working capital, principally trade accounts receivable and inventories.

Cash used in investing activities increased in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily from an increase in capital expenditures. Capital expenditures in the three months ended March 31, 2006 totaled $40.0 million, including a total of $15.0 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin, (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia, (c) upgrades to the rail loading facility at Emerald, and (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois. Capital expenditures for the three months ended March 31, 2005 totaled $36.5 million, including a total of $17.7 million of expenditures related to the following projects: (a) expansion of the Belle Ayr Mine in the Powder River Basin, (b) development of the Pax surface mine in Central Appalachia, (c) addition of a continuous mining unit to the Kingston Mine in Central Appalachia, (d) the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet and (e) upgrades to the rail loading facility at Emerald.

Cash provided by financing activities during the three months ended March 31, 2006 consisted of $4.5 million in cash proceeds from exercise of nonqualified stock options and $5.6 million in excess income tax benefit from issuance of stock-based awards, partly offset by quarterly cash dividends of $2.3 million ($0.05 per share) paid in March 2006. Cash used in financing activities for the three months ended March 31, 2005 included the payment of $445.9 million of cash dividends, including $444.1 million of cash dividends related to the IPO that were accrued as of December 31, 2004 and paid on January 4, 2005. The remaining $1.8 million in cash dividends was a quarterly dividend of $0.04 per share paid in March 2005.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have borrowing availability under our revolving credit facility, subject to certain conditions.

As of March 31, 2006, we have outstanding $635.0 million in aggregate indebtedness, with an additional $167.2 million of available borrowings under our revolving credit facility (after giving effect to $182.8 million of letters of credit outstanding as of March 31, 2005). Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures. Of the $13.3 million of interest expense, net of interest income, for the three months ended March 31, 2006, approximately $12.0 million has or will be paid in cash.

Based on our current levels of operations, we believe that remaining cash on hand, cash flow from operations and available borrowings under the revolving credit portion of our Senior Credit Facilities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets, including Lease by Application (“LBA”) bids, and acquisitions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements, which may be binding or nonbinding, that are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreements if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that such additional indebtedness and/or equity capital will be available on terms acceptable to us, if at all.

Covenant Compliance

We believe that our Senior Credit Facilities and the indenture governing our outstanding 7.25% Senior Notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facilities that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Credit Facilities and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and Adjusted EBITDA ratios for the twelve months ended March 31, 2006 are as follows:

	Covenant Level	Adjusted EBITDA March 31, 2006 Ratios
Senior Credit Facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	2.0x	6.8x
Maximum total debt to Adjusted EBITDA ratio	5.5x	1.9x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	6.8x

(1)	The Senior Credit Facilities require us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.75x and a total debt to Adjusted EBITDA ratio starting at a maximum of 6.0x in each case for the most recent twelve month period. Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facilities. If lenders under the Senior Credit Facilities failed to waive any such default, repayment obligations under the Senior Credit Facilities could be accelerated, which would also constitute a default under the indenture.
(2)	Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

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

		Deduct:	Add:
	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Twelve Months Ended March 31, 2006
	(Unaudited, in millions)
EBITDA(1)	$319.9	$76.6	$90.6	$333.9
Non-cash charges (income)(2)	(10.9)	(5.3)	2.7	(2.9)
Unusual or non-recurring items(3)	—	—	—	—
Other adjustments(4)	0.7	0.2	0.3	0.8

Adjusted EBITDA	$309.7	$71.5	$93.6	$331.8

(1)	EBITDA is calculated in the table below:

		Deduct:	Add:
	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Twelve Months Ended March 31, 2006
	(Unaudited, in millions)
Net income	$88.9	$18.9	$31.3	$101.3
Interest expense	59.5	14.3	13.7	58.9
Interest income	(1.3)	(0.2)	(0.4)	(1.5)
Income tax expense	46.5	12.2	7.9	42.2
Depreciation, depletion and amortization	211.2	54.8	44.3	200.7
Amortization of coal supply agreements	(84.9)	(23.4)	(6.2)	(67.7)

EBITDA	$319.9	$76.6	$90.6	$333.9

(2)	We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

		Deduct:	Add:
	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Twelve Months Ended March 31, 2006
	(Unaudited, in millions)
Interest rate swaps	$—	$—	$—	$—
Overburden removal included in depreciation, depletion and amortization(a)	(22.6)	(7.6)	—	(15.0)
Accretion on asset retirement obligations/reclamation expense	8.5	2.0	1.9	8.4
Stock based compensation expense(b)	1.6	0.3	0.8	2.1
Write-down of long-lived asset	1.6	—	—	1.6

Total	$(10.9)	$(5.3)	$2.7	$(2.9)

(a)	In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially or fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-Acquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the Acquisition date, but prior to the adoption of EITF Issue 04-6 effective January 1, 2006, the costs associated with removal of overburden to uncover coal reserves was inventoried as work-in-process until the related coal was mined and the inventoried cost charged to cost of coal sales when the coal was sold. Until coal valued as partially or fully uncovered at the Acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the Acquisition date which if incurred subsequent to the Acquisition date would have been included in cost of coal sales.
(b)	The amount of the three months ended March 31, 2005 represents an accrual for compensation expense attributable to restricted stock performance units and restricted stock awarded to certain directors. The amount for the three months ended March 31, 2006 represents an accrual for the fair value of nonqualified stock options and for compensation expense attributable to restricted stock performance units and restricted stock awarded to certain directors. The amounts for the three months ended March 31, 2006 are calculated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).

(3)	We are also required by the credit agreement to adjust EBITDA, as defined above, for the following unusual (income) expense:

		Deduct:	Add:
	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Twelve Months Ended March 31, 2006
(Unaudited, in millions)
Litigation/arbitration/contract settlements, net(a)	$—	$—	$—	$—
Gain on asset sales(b)	—	—	—	—
Other	—	—	—	—

Total	$—	$—	$—	$—

(a)	Represents arbitration awards, litigation and contract settlements, net of related legal and tax fees.
(b)	Represents gains on asset sales other than in the ordinary course of business.

(4)	We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Cash interest for the twelve months ended March 31, 2006 is calculated as follows (unaudited, in millions):

Pro forma cash interest expense for the twelve months ended December 31, 2005(1)	$49.4
Interest expense for three months ended March 31, 2006	13.7
Amortization of deferred debt issuance costs for three months ended March 31, 2006	(0.7)
Cash interest income for the three months ended March 31, 2006	(0.4)
Other non cash interest expense for three months ended March 31, 2006	(0.6)
Pro forma cash interest expense for three months ended March 31, 2005(1)	(12.4)

$49.0

(1)	As defined by the Company’s bank credit agreement.

In future periods, adjustments to EBITDA that could be used to calculate compliance with the debt covenants are: (a) accretion on asset retirement obligations; (b) non-recurring litigation or arbitration settlements; (c) any non-cash expenses or charges arising as a result of the application of purchase accounting in acquisitions; (d) business optimization expenses or other restructuring charges; (e) non-cash impairment charges resulting from the application of SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; (f) amortization of intangibles pursuant to SFAS No. 141, Business Combinations; and (g) any long term incentive plan accruals or any non-cash compensation expense realized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees.

In future periods, cash interest is expected to be calculated by adding back amortization of deferred debt issuance costs and deducting cash interest income from the interest expense reported in the Statement of Operations.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2005. There have been no significant changes to our contractual obligations during the first three months of 2006.

	2006	2007-2008	2009-2010	After 2010	Total
	(Unaudited, in millions)
Long-term debt and capital leases	$—	$—	$—	$635.0	$635.0
Cash interest on long-term debt	42.3	86.1	87.1	90.6	306.1
Cash payments for asset retirement obligations	3.2	1.1	7.0	214.6	225.9
Unconditional purchase commitments	103.5	42.6	—	—	146.1
Operating leases	5.9	5.5	3.8	4.6	19.8
Minimum royalties	1.0	—	—	—	1.0

Total	$155.9	$135.3	$97.9	$944.8	$1,333.9

We expect to use cash flows provided by operating activities to invest in the range of $150.0 million to $170.0 million in capital expenditures during calendar year 2006 of which $100.0 million to $110.0 million is to maintain production and replace mining equipment. The additional $50.0 million to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $40.3 million of expected 2006 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2006 unconditional purchase commitments consist of $28.4 million for purchased coal and $34.8 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $42.6 million in 2007-2008 consists of $20.6 million for purchased coal and a $22.0 million commitment to purchase underground mining equipment. We expect to contribute approximately $15.2 million to our defined benefit retirement plans and to pay approximately $23.5 million of retiree health care benefits in calendar year 2006. We also expect to incur approximately $8.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these 2006 obligations, plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $261.7 million as of March 31, 2006, of which $239.0 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $182.8 million of letters of credit in place for the following purposes: $34.1 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $121.6 million for collateral for reclamation surety bonds; and $3.7 million for other miscellaneous obligations. Recently, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our outlook for the coal markets in the United States remains positive. The U. S. economy grew at an annual rate of 3.5% in 2005 and at a preliminary annual rate of 4.8% in the first three months 2006 as reported by the U.S. Commerce Department. U. S. electricity generation increased by 1.7% during 2005 as reported by the Energy Information Agency. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, low customer stockpiles compared to historical norms, weather conditions and high prices for alternative fuels for electricity generation. The high price of natural gas during 2005 caused some coal-fired generating plants to operate at increased levels. U. S. coal inventories at year end 2005 were at levels below the five year averages.

During the first three months of 2006, growth in electrical generation was less than predicted due to warm winter weather across much of the United States. In addition, U. S. coal production increased modestly from the prior year. This has allowed some rebuilding of coal stockpiles at electrical generation plants compared to the distressed levels of late 2005. However, coal stockpiles remain below five year averages, and are still critically low at many western electric generating plants supplied from the Powder River Basin.

The ability of the railroads to ship the demanded quantities of coal was mixed during the first three months. Shipments from the Powder River Basin for the full year 2006 are forecast to increase modestly from 2005, but not to the levels needed to satisfy demand for Powder River Basin coal. There is uncertainty as to whether we will be able to ship all of the approximately 50.5 million tons that we have sold from the Powder River Basin in 2006. The performance of the Eastern railroads tends to be more mine specific. Our main transportation uncertainty in the East relates to our Pioneer location in West Virginia.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for United States coal is strong relative to historical pricing levels, but has declined during the early part of 2006 in response to increased production and reduced weather-related demand for electricity. As of April 10, 2006, we have committed and priced 96% of our planned 2006 production. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could adversely affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. In addition, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

We may also experience difficult geologic conditions, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the various factors listed at the beginning of this Item 2 for additional considerations regarding our outlook.

Recent Accounting Pronouncements

The Company adopted EITF Issue No. 04-6 on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60,406 which were classified on the consolidated balance sheet as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39,264, net of tax of $21,142, thereby removing the $60,406 current asset previously classified on the consolidated balance sheet as a component of work-in-process (deferred overburden) inventory.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Results for prior periods have not been restated. There were no modifications made to outstanding options prior to the adoption of the standard. There were no changes made by the Company to the terms, quantity or type of instruments used for share-based compensation as a result of the adoption of the new standard.

The Company has three types of stock-based awards: restricted stock units; restricted stock; and nonqualified stock options. Total compensation expense related to the stock-based awards recognized in selling, general and administrative expense for the three months ended March 31, 2006 was $848, consisting of $408, $52 and $388 for restricted stock units, restricted stock and nonqualified stock options, respectively. For the three months ended March 31, 2005, compensation expense of $308 was recognized as a component of selling, general and administrative expense for restricted stock units. No expense related to nonqualified stock options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to nonqualified stock options for the three months ended March 31, 2006.

Net income (loss) before taxes	$(388)
Income taxes	$78

Net income (loss)	$(310)

Earnings (loss) per common share – basic	$(0.01)
Earnings (loss) per common share – diluted	$(0.01)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the consolidated statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $5,553 and $0 during the three months ended March 31, 2006 and March 31, 2005, respectively.

SFAS No. 123(R) also requires that forfeitures be estimated and included in the calculation of compensation cost. Upon adoption of SFAS No. 123(R), the Company quantified the effect related to the estimation of forfeitures for stock-based awards that were not vested at December 31, 2005. The Company’s estimate was based on previous forfeiture activity combined with the Company’s reasonable expectations of forfeitures. The gross adjustment for forfeitures was not material to the consolidated financial statements.

See Note 12 to the Consolidated Financial Statements in ITEM 1 for additional disclosures for: the compensation cost related to nonvested awards not yet recognized and the expected period of recognition; and valuation methodologies used in determining the fair value of options.

ITEM 3.	QUANTITA TIVE AN D QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of April 10, 2006, we had sales commitments for approximately 96% of our planned 2006 production. As of April 10, 2006, uncommitted and unpriced tonnage was 17%, 39% and 59% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 35%, 57% and 86% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008 and 2009, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of March 31, 2006, the Company has entered into forward purchase commitments for approximately 80% of the diesel fuel that it expects to consume during calendar year 2006 at prices ranging from $1.73 per gallon for our Powder River Basin mines to $2.04 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the three months ended March 31, 2006, the cost of diesel fuel represents approximately 4% of the Company’s consolidated cost of coal sales.

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

As of March 31, 2006, after giving effect to the $85 million of interest rate swaps that were entered into, we had $250 million of variable rate indebtedness, representing approximately 39% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $2.5 million per year. At March 31, 2006, the fair value of these swap agreements was an unrealized gain of $2.3 million. The increase in the unrealized gain of $0.2 million pre-tax ($0.1 million, net of tax) for the three months ended March 31, 2006 was reported as a component of comprehensive income (loss).

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 18, “Commitments and Contingencies,” to the consolidated financial statements contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2005, as filed March 16, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	FOUNDATION COAL HOLDINGS, INC. (Registrant)
Name	Title

/S/ JAMES F. ROBERTS	President, Chief Executive Officer and Chairman (Principal Executive Officer)
James F. Roberts

/S/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Frank J. Wood

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc.

3.2*	Amended and Restated By-laws of Foundation Coal Holdings, Inc.

4.1*	Form of certificate of Foundation Coal Holdings, Inc. common stock

4.2*	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to the Company’s Form 8-K on February 23, 2006 and incorporated by reference.

10.1**	Form of Initial Independent Directors Restricted Stock Agreement.

10.2**	Form of Annual Independent Directors Restricted Stock Agreement.

31.1**	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s registration statement on Form S-1 (SEC File No. 333-118427).
**	Filed herewith.