Form 10-Q
period 2006-06-30
Foundation Coal Holdings, Inc.
filed 2006-08-09
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Registrant’s telephone number, including area code (410) 689-7500

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

There were 45,735,643 shares of common stock outstanding on July 31, 2006.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,004	$22,432
Trade accounts receivable	122,151	110,125
Inventories, net	45,516	96,896
Deferred income taxes	4,933	4,933
Other current assets	21,753	25,333

Total current assets	266,357	259,719
Owned surface lands	28,574	27,510
Plant, equipment and mine development costs, net	593,602	567,062
Owned and leased mineral rights, net	1,032,320	1,071,596
Coal supply agreements, net	43,490	53,050
Other noncurrent assets	27,352	29,183

Total assets	$1,991,695	$2,008,120

LIABILITIES
Current liabilities:
Trade accounts payable	$37,081	$35,384
Accrued expenses and other current liabilities	172,073	182,012

Total current liabilities	209,154	217,396
Long-term debt	635,000	635,000
Deferred income taxes	37,101	67,629
Coal supply agreements, net	39,990	59,013
Postretirement benefits	473,727	464,418
Other noncurrent liabilities	230,764	225,414

Total liabilities	1,625,736	1,668,870

Commitments and contingencies (Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100 million shares authorized, 45.7 million shares issued and outstanding at June 30, 2006; 44.7 million shares issued and outstanding at December 31, 2005	457	447
Additional paid-in capital (including unearned restricted stock compensation of $449 at December 31, 2005)	276,452	259,426
Retained earnings	89,688	80,154
Accumulated other comprehensive income (loss)	(638)	(777)

Total stockholders’ equity	365,959	339,250

Total liabilities and stockholders’ equity	$1,991,695	$2,008,120

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Coal sales	$359,159	$324,537
Other revenue	7,928	4,941

Total revenues	367,087	329,478
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	268,195	241,268
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	14,094	9,173
Accretion on asset retirement obligations	2,203	2,044
Depreciation, depletion and amortization	48,211	52,694
Amortization of coal supply agreements	(3,266)	(23,137)

Income from operations	37,650	47,436
Other income (expense):
Interest expense	(13,974)	(14,424)
Interest income	858	180

Income before income tax expense	24,534	33,192
Income tax expense	(2,499)	(13,025)

Net income	22,035	20,167
Components of other comprehensive income:
Unrealized gain (loss) on interest rate swaps, net of tax expense of $7 in 2006 and $293 in 2005	10	(413)

Comprehensive income	$22,045	$19,754

Basic earnings per common share	$0.49	$0.45
Diluted earnings per common share	$0.46	$0.44
Weighted average shares—basic	45,560,740	44,624,647
Weighted average shares—diluted	47,099,636	46,112,800
Dividends declared per share	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Coal sales	$746,761	$624,558
Other revenue	15,651	10,426

Total revenues	762,412	634,984
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	558,437	456,498
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	26,678	20,781
Accretion on asset retirement obligations	4,108	4,084
Depreciation, depletion and amortization	92,508	107,494
Amortization of coal supply agreements	(9,464)	(46,516)

Income from operations	90,145	92,643
Other income (expense):
Interest expense	(27,648)	(28,677)
Interest income	1,226	402

Income before income tax expense	63,723	64,368
Income tax expense	(10,380)	(25,266)

Net income	53,343	39,102
Components of other comprehensive income:
Unrealized gain on interest rate swaps, net of tax expense of $90 in 2006 and $260 in 2005	139	416

Comprehensive income	$53,482	$39,518

Basic earnings per common share	$1.18	$0.88
Diluted earnings per common share	$1.13	$0.85
Weighted average shares—basic	45,342,453	44,624,647
Weighted average shares—diluted	47,017,933	46,101,887
Dividends declared per share	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$53,343	$39,102
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	4,108	4,084
Depreciation, depletion and amortization	83,044	60,978
Amortization of deferred financing costs	1,434	1,547
Gain on sale of assets	(384)	—
Non-cash stock compensation	1,485	394
Deferred income taxes	(9,500)	6,577
Other	99	265
Changes in operating assets and liabilities:
Trade accounts receivable	(12,026)	(35,754)
Inventories, net	(9,170)	(28,066)
Other current assets	3,580	7,609
Other noncurrent assets	599	3,944
Asset retirement obligations	(869)	(981)
Trade accounts payable	1,697	(615)
Accrued expenses and other current liabilities	(12,203)	2,239
Noncurrent liabilities	8,118	3,739

Net cash provided by operating activities	113,355	65,062

Investing activities:
Purchases of property, plant and equipment	(75,382)	(65,093)
Proceeds from disposition of property, plant and equipment	528	4,774

Net cash used in investing activities	(74,854)	(60,319)

Financing activities:
Payment of cash dividends	(4,546)	(447,658)
Proceeds from revolving credit facility	—	60,000
Repayment of revolving credit facility	—	(60,000)
Proceeds from issuance of common stock	7,010	—
Excess tax benefit from stock-based awards	8,607	—
Other	—	(182)

Net cash provided by (used in) financing activities	11,071	(447,840)

Net increase (decrease) in cash and cash equivalents	49,572	(443,097)
Cash and cash equivalents at beginning of period	22,432	470,313

Cash and cash equivalents at end of period	$72,004	$27,216

Supplemental cash flow information:
Cash paid for interest	$24,122	$23,812
Cash paid for income taxes	$15,182	$20,151

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2005, filed March 16, 2006.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and six months ended June 30, 2006 may not necessarily be indicative of the results to be expected in future quarters or for the twelve months ended December 31, 2006.

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

On January 1, 2006, the Company adopted SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on fair value of the share based payment at the grant date. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. See Note 12 for the impact of the adoption of SFAS No. 123(R) on the consolidated financial statements and additional disclosures.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”), on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted were $60,406 and were classified on the consolidated balance sheet as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39,264, net of tax of $21,142, thereby removing the $60,406 current asset previously classified on the consolidated balance sheet as a component of work-in-process (deferred overburden) inventory. See Note 3.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this Interpretation on January 1, 2007. The Company is currently evaluating this Interpretation and has not determined its impact on the consolidated financial statements.

(3)	Inventories

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Saleable coal	$24,442	$18,820
Raw coal	2,884	2,207
Work-in-process (deferred overburden)	—	60,406
Materials and supplies	26,146	23,501

	53,472	104,934
Less materials and supplies reserve for obsolescence	(7,956)	(8,038)

	$45,516	$96,896

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment. At December 31, 2005, work-in-process consisted of costs incurred to remove overburden above an unmined coal seam as part of the surface mining process and generally included labor, supplies, operating overhead and equipment costs charged to operations as coal from the seam was sold.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(4)	Other Current Assets

Other current assets consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Prepaid royalties	$1,569	$2,122
Prepaid longwall move expense	7,375	5,525
Prepaid SO2 emission allowances	2,052	1,204
Prepaid expenses	7,643	13,596
Other	3,114	2,886

	$21,753	$25,333

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$28,574	$27,510

Owned and leased mineral rights	$1,245,142	$1,245,135
Less accumulated depletion	(212,822)	(173,539)

	$1,032,320	$1,071,596

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$750,379	$678,617
Mine development costs	21,946	15,721
Natural gas well development costs	315	315
Coal bed methane equipment and development costs	4,569	4,024

	777,209	698,677

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(180,518)	(129,654)
Mine development costs	(2,264)	(1,187)
Natural gas well development costs	(121)	(89)
Coal bed methane equipment and development costs	(704)	(685)

	(183,607)	(131,615)

	$593,602	$567,062

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Receivables from asset dispositions	$2,687	$3,346
Unamortized deferred financing costs, net	17,921	19,355
Advance mining royalties	2,888	2,828
Fair value of interest rate swaps	2,371	2,143
Other	1,485	1,511

	$27,352	$29,183

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Accrued federal and state income taxes	$1,033	$4,979
Accrued sales contract settlements	—	150
Wages and employee benefits	28,427	33,998
Pension benefits	17,886	15,439
Postretirement benefits other than pension	23,464	23,464
Interest	9,063	9,063
Royalties	5,311	8,823
Taxes other than income taxes	34,697	31,866
Asset retirement obligations	3,500	4,376
Workers’ compensation	8,259	8,297
Other	40,433	41,557

	$172,073	$182,012

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Postemployment benefits	$5,015	$5,028
Pension benefits	33,045	34,529
Workers’ compensation	22,693	20,525
Minimum royalty obligations	86	83
Black lung reserves	7,027	6,206
Contract settlement accrual	16,243	20,044
Asset retirement obligations	117,215	111,778
Deferred production tax	8,644	7,254
Deferred credits and other	1,449	1,848
Deferred equipment purchase commitment	19,347	18,119

	$230,764	$225,414

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

(9)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Changes in fair value of interest rate swaps, net of tax of $738 at June 30, 2006 and $648 at December 31, 2005	$1,103	$964
Minimum pension liability adjustments, net of tax of $933	(1,741)	(1,741)

	$(638)	$(777)

(10)	Pension and Postretirement Benefit Plans

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$1,698	$1,607	$3,091	$2,888
Interest cost	2,845	3,343	5,533	5,903
Expected return on plan assets	(2,636)	(3,418)	(5,284)	(5,667)
Amortization of:
Prior service cost	53	—	50	—
Actuarial losses	172	186	199	207

Net expense	$2,132	$1,718	$3,589	$3,331

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$2,350	$1,921	$4,550	$3,956
Interest cost	7,201	7,866	15,049	16,331
Amortization of:
Actuarial losses	(522)	—	50	—

Net expense	$9,029	$9,787	$19,649	$20,287

The Company’s postretirement medical and life insurance plans are unfunded.

(11)	Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$176	$84	$353	$168
Interest cost	329	211	657	422
Expected return on plan assets	(144)	(145)	(287)	(290)
Amortization of:
Actuarial losses	50	60	99	120

Net expense	$411	$210	$822	$420

(12)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Results for prior periods have not been restated. There were no modifications made to outstanding options prior to the adoption of the standard. There were no changes made by the Company to the terms, quantity or type of instruments used for stock-based compensation as a result of the adoption of the new standard.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The Company has three types of stock-based awards: restricted stock units; restricted stock; and options. Total compensation expense related to the stock-based awards recognized in selling, general and administrative expense for the three months ended June 30, 2006 was $637, consisting of $220, $77 and $340 for restricted stock units, restricted stock and options, respectively. Total compensation related to the stock-based awards recognized in selling, general and administrative expense for the six months ended June 30, 2006 was $1,485, consisting of $629, $128 and $728 for restricted stock units, restricted stock, and options, respectively. For the three months and six months ended June 30, 2005, compensation expense of $86 and $394, respectively, was recognized as a component of selling, general and administrative expense for restricted stock units. No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to options for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited)
Income before income tax expense	$(340)	$(728)
Income tax expense	35	118

Net income	$(305)	$(610)

Basic earnings per common share	$—	$(0.01)

Diluted earnings per common share	$(0.01)	$(0.02)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the consolidated statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $8,607 and $0 during the six months ended June 30, 2006 and 2005, respectively.

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

Below is a summary of the key terms and methods of valuation for the Company’s stock-based compensation awards:

Restricted Stock Units

At December 31, 2005, 180,948 restricted stock performance units (“performance units”) were outstanding. The units are earned ratably each December 31 over the vesting period upon achievement of certain annual performance targets. The earned units vest subject to continued employment with the Company through the vesting date, at which time shares of common stock will be distributed. Also, at December 31, 2005, 15,000 restricted stock time units (“time units”) were outstanding. These time units vest subject to continued employment with the Company through the vesting date at which time shares of common stock will be distributed. The weighted-average grant-date fair value of restricted stock units granted in 2005 was $27.75 per unit.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

During the six months ended June 30, 2006, the Company granted 95,088 performance units to certain key employees. These performance units are earned each December 31, beginning December 31, 2006 and ending December 31, 2008, contingent upon the achievement of certain annual performance targets. The earned units vest subject to continued employment with the Company through February 28, 2009, at which time shares of common stock will be distributed. The weighted-average grant-date fair value of restricted stock units granted in 2006 was $39.99 per unit.

The following is a summary of the Company’s restricted stock unit activity during the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value(1)
Restricted stock units outstanding at December 31, 2005	195,948	$27.75
Granted	95,088	$39.99
Vested	—	N/A
Forfeited	(6,426)	$26.86

Restricted stock units outstanding at June 30, 2006	284,610	$31.91

(1)	The weighted-average grant-date fair value reflects the value of restricted stock units for which the measurement date has occurred.

Performance units for which the annual performance targets have been set at the date of grant are valued at the market price on the date of grant. The measurement date for performance units for which annual performance targets have not been set at the date of grant is the date on which the performance target is approved. At June 30, 2006, the measurement date had not occurred for 109,594 performance units. Compensation expense is recognized ratably from the measurement date of each tranche through the vesting date at which time the number of shares of common stock which have been earned will be distributed.

As of June 30, 2006, there was approximately $2,763 of total unrecognized compensation expense from restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The Company granted 15,000 shares of restricted stock to certain members of the Board of Directors during the six months ended June 30, 2006. The shares are subject to the member’s continuous service as a director of the Company, with the restriction lapsing ratably each December 31, over various vesting periods through December 31, 2010. The weighted-average grant-date fair value of the restricted stock granted during the three and six months ended June 30, 2006 was $41.69 and $40.26 per share, respectively.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of the Company’s restricted stock activity during the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2005	16,500	$32.41
Granted	15,000	$40.26
Vested	—	N/A
Forfeited	—	N/A

Restricted stock outstanding at June 30, 2006	31,500	$36.15

Total unrecognized compensation expense related to restricted stock grants is $925 as of June 30, 2006, which is expected to be recognized over a weighted-average period of 2.2 years.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of all option activity during the six months ended June 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,491,244	$7.52
Granted	—	N/A
Exercised	(989,908)	$7.08
Forfeited	(144,587)	$7.60

Options outstanding at June 30, 2006	2,356,749	$7.70	$83,786

Exercisable at June 30, 2006	397,902	$8.53	$13,816
Expected to vest as of June 30, 2006	1,390,300	$7.30	$49,985

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006 was $35,805. No options were exercised during the six months ended June 30, 2005.

A summary of the Company’s options outstanding at June 30, 2006 follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average exercise price
$ 4.87	534,147	8.1	$ 4.87	—	$ 4.87
$ 8.53	1,822,602	8.1	$ 8.53	397,902	$ 8.53

Total unrecognized compensation expense from options was $2,254 as of June 30, 2006, which is expected to be recognized over a weighted-average period of 2.2 years.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

For the six months ended June 30, 2005, the Company applied the intrinsic value based method of accounting for options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)
Net income as reported	$20,167	$39,102
Add: stock based employee compensation expense recorded, net of tax	47	235
Deduct: pro forma stock based employee compensation expense, net of tax	(227)	(603)

Pro forma net income	$19,987	$38,734

Earnings per common share:
Basic – as reported	$0.45	$0.88
Basic – pro forma	$0.45	$0.87
Diluted – as reported	$0.44	$0.85
Diluted – pro forma	$0.43	$0.84

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

(13)	Derivative Instruments and Hedging Activities

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate date through September 2007 under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”). As of June 30, 2006, the fair value of this cash flow hedge was $2,371 which was recorded as a current asset and the offsetting unrealized gain of $1,103, net of tax expense, was recorded in accumulated other comprehensive income (loss). At December 31, 2005, the fair value of these swaps was $2,143 which was recorded as a noncurrent asset and the offsetting unrealized gain of $964, net of tax expense, was recorded in accumulated other comprehensive income (loss). On July 11, 2006, the Company terminated the interest rate swap agreements and monetized its position as further described in Note 19.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2005 through June 30, 2006:

Asset retirement obligation, December 31, 2005	$116,154
Accretion expense	4,108
Revisions in estimated cash flows and liabilities incurred	1,322
Payments	(869)

Asset retirement obligation, June 30, 2006	$120,715

The current portions of the asset retirement obligation liabilities of $3,500 and $4,376 at June 30, 2006 and December 31, 2005, respectively, are included in accrued expenses and other current liabilities. See Note 7. The noncurrent portion of the Company’s asset retirement obligation liabilities of $117,215 and $111,778 at June 30, 2006 and December 31, 2005, respectively, are included in noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2006 or December 31, 2005. At June 30, 2006, regulatory obligations for asset retirements are secured by surety bonds in the amount of $279,411. These surety bonds are partially collateralized by letters of credit issued by the Company.

(15)	Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

On February 14, 2006, the Board of Directors declared a cash dividend for the first quarter of $0.05 per share to shareholders of record on March 16, 2006. The $2,262 dividend was paid on March 30, 2006. On May 18, 2006, the Board of Directors declared a cash dividend for the second quarter of $0.05 per share to shareholders of record on June 15, 2006. The $2,284 dividend was paid on June 30, 2006.

Earnings Per Share

The following table provides a reconciliation of weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Weighted average shares outstanding—basic	45,560,740	44,624,647	45,342,453	44,624,647
Dilutive impact of stock options	1,480,808	1,482,753	1,619,719	1,465,866
Dilutive impact of restricted stock plans	58,088	5,400	55,761	11,374

Weighted average shares outstanding—diluted	47,099,636	46,112,800	47,017,933	46,101,887

(16)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates in the United States with mines in all of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of six underground mines and three surface mines in southern West Virginia; and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income from operations.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Operating segment results for the three months ended June 30, 2006 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$104,635	$138,562	$111,675	$12,215	$367,087
Income (loss) from operations	10,363	44,411	3,242	(20,366)	37,650
Depreciation, depletion and amortization	10,433	20,487	15,179	2,112	48,211
Amortization of coal supply agreements	3,229	(2,549)	(4,070)	124	(3,266)
Capital expenditures	2,202	11,222	11,721	10,277	35,422
Total assets at June 30, 2006	$503,867	$889,563	$461,916	$136,349	$1,991,695

Operating segment results for the three months ended June 30, 2005 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$72,131	$124,167	$113,800	$19,380	$329,478
Income (loss) from operations	(2,219)	39,370	19,219	(8,934)	47,436
Depreciation, depletion and amortization	17,466	17,778	15,568	1,882	52,694
Amortization of coal supply agreements	4,365	(14,399)	(10,920)	(2,183)	(23,137)
Capital expenditures	7,348	8,208	11,887	1,122	28,565
Total assets at June 30, 2005	$588,156	$971,775	$486,559	$55,090	$2,101,580

Operating segment results for the six months ended June 30, 2006 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$207,964	$290,209	$236,341	$27,898	$762,412
Income (loss) from operations	18,893	98,425	13,695	(40,868)	90,145
Depreciation, depletion and amortization	20,721	38,513	29,182	4,092	92,508
Amortization of coal supply agreements	6,747	(5,132)	(11,206)	127	(9,464)
Capital expenditures	7,140	19,444	33,242	15,556	75,382
Total assets at June 30, 2006	$503,867	$889,563	$461,916	$136,349	$1,991,695

Operating segment results for the six months ended June 30, 2005 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$154,707	$238,156	$199,426	$42,695	$634,984
Income (loss) from operations	3,339	81,842	32,189	(24,727)	92,643
Depreciation, depletion and amortization	37,022	37,363	29,405	3,704	107,494
Amortization of coal supply agreements	9,008	(30,900)	(23,035)	(1,589)	(46,516)
Capital expenditures	17,397	21,471	24,648	1,577	65,093
Total assets at June 30, 2005	$588,156	$971,775	$486,559	$55,090	$2,101,580

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(17)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Royalty income	$1,072	$390	$1,500	$567
Synfuel fees	2,781	1,845	4,920	3,222
Coalbed methane	830	1,190	1,968	2,292
Transloading and plant processing fees	1,043	446	1,878	1,576
Natural gas	159	182	449	417
Gain on sale of assets	52	—	384	—
Coal sales contract settlements	400	—	464	—
Other	1,591	888	4,088	2,352

Total other revenue	$7,928	$4,941	$15,651	$10,426

(18)	Commitments and Contingencies

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

Guarantees

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are indirect wholly owned subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 (“Birchwood Contract”). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp., or the Company. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, the Company agreed to defend, indemnify, and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, the Company and Arch acknowledged the continuing validity and effect of said Agreement & Release.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Contingencies

Three of the Company’s indirect wholly owned subsidiaries were named as defendants in six separate complaints filed in Raleigh and Wyoming Counties, West Virginia, in late 2001, alleging personal injury and property damage allegedly caused by flooding on or about July 8, 2001. The general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints and amended complaints have been filed by more than 1,000 plaintiffs against over 100 defendants, in a total of at least seven southern West Virginia counties. All such civil actions relating to the July 8, 2001 flood were referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the court’s mass litigation rule.

On December 9, 2004, the West Virginia Supreme Court (the “Court”) issued an opinion addressing certain questions of law certified to it by the three-judge panel. Among other rulings, the Court decision held that plaintiffs may not proceed under a strict liability theory, as had been asserted in their complaints. The Court also held that where damages can be shown to have been caused by an unusual act of nature combined with the conduct of a defendant, the defendant should be given an opportunity to show by clear and convincing evidence that it caused only a portion of those damages, in order to avoid incurring liability for all damages.

In March 2005 the three-judge panel issued a scheduling order indicating that six different trials will be held, one for each watershed impacted. Each trial will be held in two phases with the liability phase being held first, and then a damages phase. The first trial commenced in March 2006. This trial related to flooding in the Upper Guyandotte River watershed in which the Company’s affiliates have operations. In April 2006, and prior to the matter being submitted to the jury, the Company’s affiliates named as defendants and the respective insurance carriers, settled the matter. The settlement covers all remaining affiliated entities with operations in all of the affected watersheds and applies to claims arising out of flood events in 2001 and 2002 and thereafter. The settlement amount does not have a material adverse impact on the Company’s consolidated financial condition, consolidated results of operations or consolidated cash flow. Similar suits may be filed by other individuals in the future based on other weather events.

Extensive regulation of the impacts of mining on the environment and related litigation has had and may have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation may also cause the Company’s sales or profitability to decline by hindering the Company’s ability to continue mining operations or by increasing costs.

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

(19)	Subsequent Events

On July 7, 2006, the Company completed an $835,000 amended and restated Senior Secured Credit Facility agreement (the “new facility”), consisting of a five-year $335,000 Term Loan A and a five-year $500,000 revolving credit facility. The new facility, which expires in July 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500,000 borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. As of July 7, 2006, the Company had $312,913 of available borrowings under its revolving credit facility, after giving effect to $187,087 of letters of credit outstanding. The new facility replaces the existing Senior Secured Credit Facility (the “original facility”) entered into on July 30, 2004. The Company anticipates that $9,209 of unamortized deferred financing costs associated with the original facility, which are included as a component of other noncurrent assets on the consolidated balance sheets, will be expensed in the three months ending September 30, 2006. In connection with

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

the closing of the new facility, the Company terminated the interest rate swaps associated with $85,000 of the Company’s previous variable rate debt. See Note 13. On July 11, 2006, the Company monetized the $2,371 derivative asset included in other noncurrent assets on the consolidated balance sheets at June 30, 2006. The $1,103 unrealized gain from the change in the market value of the interest rate swaps recorded in accumulated other comprehensive income (loss) will be recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments.

On July 19, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. Through August 8, 2006, the Company expended $11,889 to repurchase 323,000 shares of its common stock at an average price of $36.81 under the Repurchase Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The factors, described below and elsewhere in this Form 10-Q, and in other documents we file with the United States Securities and Exchange Commission from time to time, are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation performance and costs;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	changes in postretirement benefit and pension obligations;

•	our liquidity, consolidated results of operations and consolidated financial condition;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires; and

•	continuation of other revenues from fees received from synthetic fuel (“synfuel”) processors.

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

Overview

We are the fifth largest coal company in the United States, operating nine mining complexes that consist of fourteen individual coal mines. Our mining operations are located in southwest Pennsylvania, southern West Virginia, southern Illinois and the southern Powder River Basin region of Wyoming. Three of our mining complexes are surface mines, two of our complexes are underground mines using highly efficient longwall mining technology and the remaining four complexes are underground mines that utilize continuous miners. In addition to mining coal, we also purchase coal from other producers and at times may utilize it with our own production in coal brokering and trading activities.

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 8% of our coal sales revenue for the six months ended June 30, 2006 and 9% of our coal sales revenue for the six months ended June 30, 2005 were from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

Foundation Coal Holdings, Inc. (the “Company”) and its indirect wholly owned subsidiary, Foundation Coal Corporation (“FCC”), began operations on July 30, 2004 by acquiring all of the U.S. coal mining operations of RAG American Coal Holding, Inc. (the “Acquisition”). Initially, the Company was owned by First Reserve Fund IX, L.P. (“First Reserve”); Blackstone FCH Capital Partners IV L.P. (“Blackstone”); Blackstone Family Investment Partnership IV; American Metals and Coal International Acquisition, LLC (collectively, the “Sponsors”) and Company senior management. In December, 2004, 24,121,900 shares of the Company’s common stock were sold in an initial public offering and partial exercise of the overallotment shares. These transactions in combination with a stock dividend of 3,029,600 common shares distributed to the pre-IPO shareholders in January, 2005 reduced the Company ownership by the Sponsors and management to approximately 46%. On September 19, 2005, the Company completed a secondary offering and partial exercise of the overallotment shares in which the Sponsors sold an aggregate of 10,260,500 shares of common stock. This transaction reduced the ownership of the company by the Sponsors and management to approximately 23%. On January 24, 2006, 4,154,045 shares of common stock of the Company were distributed by affiliates of Blackstone to Blackstone’s limited and other partners and 4,154,045 shares of the Company’s common stock were distributed by First Reserve to First Reserve’s limited and other partners. The 8,308,090 shares distributed represented all of the remaining shares of the Company owned by Blackstone and First Reserve.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$359,159	$324,537	$34,622	11%
Other revenue	7,928	4,941	2,987	60%

Total revenues	$367,087	$329,478	$37,609	11%

Tons sold	18,582	16,145	2,437	15%
Coal sales realization per ton sold	$19.33	$20.10	$(0.77)	(4)%

Coal sales revenues for the three months ended June 30, 2006 increased by 11% compared to the coal sales revenues for the three months ended June 30, 2005 as a result of a 15% increase in tons sold and a 4% decrease in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.2 million tons (5%) as a result of increased shipments and production from both the Cumberland and Emerald mines due to favorable operating results and the absence of longwall moves in the second quarter of 2006.

Coal sales volumes in Central Appalachia were comparable to the prior year reflecting significantly increased shipments from the expanding Pax surface mine that were offset by decreased shipments from all other West Virginia operations. Production in Central Appalachia declined by 4% due to lower production at all the West Virginia operations except Pax, where production increased 0.1 million tons or 122% compared to the second quarter of 2005. The Pax surface mine has been increasing its production as the mine becomes more fully developed. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, began production in the fourth quarter of 2004 and produced 0.6 million tons in 2005. When fully developed later in 2006, it is expected to produce at an annual rate of approximately 1 million tons per year.

Coal sales volumes in the Powder River Basin increased by 2.6 million tons (27%) to a record quarterly shipment level of 12.3 million tons due to higher production and shipments from the Belle Ayr and Eagle Butte mines. Annual production capacity at Belle Ayr was increased by 5.0 million tons effective January 1, 2006.

Coal sales volumes from the Illinois Basin decreased by 0.2 million tons (45%), reflecting lower production from the Wabash mine due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations, coupled with a lower clean coal recovery percentage as compared to the second quarter of 2005. Purchased coal activities by our trading group decreased by approximately 0.1 million tons (63%), compared to the second quarter of 2005, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern Appalachia increased by 7% in 2006 due to the substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired, offset by lower coal quality premium realization per ton reflecting decreased prices for sulfur dioxide emission allowances. In Central Appalachia, coal sales realization per ton remained comparable with the same period of the prior year. In the Powder River Basin, coal sales realizations per ton increased by 15% due to the commencement of shipments under higher priced contracts and higher coal quality premiums. The consolidated weighted average sales realization per ton for the second quarter of 2006 reflected a higher proportion of lower value Powder River Basin shipments compared to the prior year.

Other revenues for the three months ended June 30, 2006 increased by $3.0 million compared to the three months ended June 30, 2005. The increase was due to the sum of: (a) increased synfuel fees ($0.9 million); (b) increased transloading fees ($0.6 million); (c) increased royalty and rental income ($0.7 million); (d) increased coal sales contract settlements ($0.4 million); and (e) increased miscellaneous revenues ($0.4 million).

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$268,195	$241,268	$26,927	11%
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	14,094	9,173	4,921	54%
Accretion on asset retirement obligations	2,203	2,044	159	8%
Depreciation, depletion and amortization	48,211	52,694	(4,483)	(9)%
Amortization of coal supply agreements	(3,266)	(23,137)	19,871	86%

Total costs and expenses	$329,437	$282,042	$47,395	17%

Cost of coal sales. The cost of coal sales increased $26.9 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($10.5 million); (b) increases in materials, consumables and commodity supply costs, most notably diesel fuel, large equipment tires and explosives ($17.3 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($8.4 million); (d) decreases in purchased coal costs as a result of lower purchased coal volumes ($10.3 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden removal costs ($10.2 million); and (f) a credit to expense for an increase in coal inventories in the second quarter of 2006 compared to an expense from decreases in coal inventories during the second quarter of 2005 ($10.1 million). Cost of coal sales per ton was $14.46 for the three months ended June 30, 2006 compared to $14.94 per ton for the three months ended June 30, 2005, a decrease of approximately 3%. The $14.94 cost of coal sales per ton for the three months ended June 30, 2005 includes a $10.2 million credit related to the deferral of cost associated with overburden removal. Subsequent to the Company’s adoption of EITF Issue 04-6 on January 1, 2006, such costs were no longer deferred. Cost of coal sales per ton was $15.58 after adjusting for the impact of the accounting change for overburden removal costs.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2006 were $14.1 million compared to $9.2 million for the three months ended June 30, 2005. Period-over-period increases were due to additional expenses incurred in the areas of: (a) employee compensation and benefit related expenses ($4.8 million); (b) information technology costs ($0.2 million); (c) miscellaneous overhead ($0.4 million), partially offset by lower insurance expenses and reduced sales commissions (combined $0.2 million); and (d) lower audit fees, including Sarbanes Oxley 404 compliance ($0.3 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Slightly higher accretion expense in 2006 was due to increased asset retirement obligation estimates at closed mines.

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $4.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to lower cost depletion partially offset by higher depreciation and amortization. Cost depletion declined by $10.1 million due to a combination of: (a) lack of depletion expense in the second quarter of 2006 pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $5.6 million in the second quarter of 2006 mainly due to capital additions to plant & equipment during the twelve months ended June 30, 2006.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $19.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Amortization of the liability for below market priced coal supply agreements during the three months ended June 30, 2006 was $8.0 million of credit to expense compared to $28.6 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended June 30, 2006 was $4.7 million of expense compared to $5.5 million of expense in the comparable period of the prior year. During the twelve months ended June 30, 2006, shipments on a number of coal supply agreements valued in purchase accounting were completed.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets reported on a weekly basis for the period from January 1, 2005 through June 30, 2006. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

Coal Price Indices

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	Tons/$	Percent
	(Unaudited, in thousands except sales realization per ton)
Powder River Basin
Tons sold	12,340	9,722	2,618	27%
Average sales realization per ton	$8.46	$7.35	$1.11	15%
Revenues	$104,635	$72,131	$32,504	45%
Income (loss) from operations	$10,363	$(2,219)	$12,582	567%
Northern Appalachia
Tons sold	3,622	3,466	156	5%
Average sales realization per ton	$37.86	$35.45	$2.41	7%
Revenues	$138,563	$124,167	$14,396	12%
Income from operations	$44,411	$39,369	$5,042	13%
Central Appalachia
Tons sold	2,303	2,344	(41)	(2)%
Average sales realization per ton	$46.78	$47.51	$(0.73)	(2)%
Revenues	$111,675	$113,800	$(2,125)	(2)%
Income from operations	$3,242	$19,219	$(15,977)	(83)%

Powder River Basin—Income from operations increased $12.5 million period-over-period due to increased revenues of $32.5 million, partly offset by increased production costs of $20.0 million. As explained in the revenue section above, the increased revenues resulted from a 27% increase in tons sold and a 15% increase in average sales realization per ton. Despite record shipments from both the Belle Ayr and Eagle Butte mines which contributed equally to the increased tons sold during the quarter, we shipped less tons than expected during the quarter because of continued railroad constraints on the joint line which services Belle Ayr. Subject to the status of railroad constraints, we expect a future increase in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues ($7.2 million); (b) diesel fuel ($4.0 million); (c) repairs and maintenance ($1.5 million); (d) large equipment tires and other operating supplies ($1.5 million); (e) explosives ($1.1 million); (f) labor and employee benefits ($1.6 million); (g) other supplies and services ($0.4 million); and (h) depreciation and amortization ($2.0 million). Certain production cost increases occurred due to higher period-over-period production. A period-over-period $1.1 million reduction in amortization of coal supply agreements was offset partially by less significant increases in expense categories other then those listed above. Production costs in the three months ended June 30, 2005 included a $10.2 million credit for overburden removal costs added to work-in-process inventory offset by $9.0 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”) effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden removal costs, increased approximately 2% period-over-period for reasons discussed above.

Northern Appalachia—Income from operations increased by $5.0 million period-over-period due to increased revenues of $14.4 million, partially offset by increased production costs of $9.4 million. As explained in the revenue section above, the increased revenues resulted from a 5% increase in tons sold and a 7% increase in average sales realization per ton. The increase in shipments was primarily due to a 22% increase in combined production at the Emerald and Cumberland mines as a result of good mining conditions, strong longwall productivity and the absence of longwall moves during the quarter. Production in the quarter outpaced our ability to ship coal which was constrained by customer scheduling and a late June derailment experienced by the railroad. Higher production costs were primarily due to increases in the following areas: (a) labor and employee benefit costs ($0.2 million); (b) cost depletion expense ($0.4 million); (c) materials, supplies and services ($3.5 million); (d) insurance premiums ($0.2 million); (e) changes in selling, general and administrative expenses ($0.2 million); (f) depreciation and amortization ($2.3 million); (g) reduced credit for amortization of coal supply agreements ($11.8 million); (h) repairs and maintenance costs ($1.1 million); (i) operating supplies ($1.6 million); and (j) consumables and commodity supply costs ($0.6 million). These increases were partly offset by an increased cost added to coal inventory of $14.5 million. Certain increases in production costs occurred due to higher period-over-period production. Cost of coal sales per ton decreased approximately 11% period-over-period.

Central Appalachia—Income from operations decreased by $16.0 million period-over-period due to decreased revenues of $2.1 million, increased cost of coal sales of $11.9 million, increased depreciation and amortization expense of $1.0 million, a reduced credit to expense for amortization of coal supply agreements of $6.8 million, and a reduced cost depletion expense of $1.4 million. As explained in the revenue section above, the decrease in revenues resulted from a 2% decrease in tons sold and a 2% decrease in average sales realizations per ton. Tons sold decreased primarily due to a reduction in tons produced at all operations except the Pax surface mine. Completion of the development of the new Pax mine is expected to occur in 2006. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($3.3 million); (b) materials, supplies and services, led by increases for maintenance and repairs, diesel fuel, explosives, contract trucking ($5.0 million); (c) purchased coal ($8.1 million); and (d) royalties and severance taxes driven by higher sales revenues ($1.0 million). Cost of coal sales per ton increased approximately 14% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling, general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended June 30, 2006, the Other segment reported a loss from operations of $20.4 million compared to a loss from operations of $8.9 million in the three months ended June 30, 2005. The increased period-over-period loss from operations of $11.5 million was primarily a result of an increased operating loss at the Wabash mine ($7.3 million) due to: (a) lower production and shipments, as described in the revenue section above; (b) higher cost of coal sales; and (c) a reduced credit to expense from amortization of coal supply agreements. The operating losses attributable to closed mines were less by $2.1 million in the second quarter of 2006 compared to the second quarter of 2005. Selling, general and administrative expenses not charged out to the other operating segments increased by $4.2 million period-over-period.

Interest Expense, Net

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(10,870)	$(10,726)	$144	1%
Interest expense—amortization of deferred financing costs	(717)	(773)	(56)	(7)%
Interest expense—surety bond and letter of credit fees	(1,791)	(2,474)	(683)	(28)%
Interest expense—other	(596)	(451)	145	32%
Interest income	858	180	678	377%

Interest expense, net	$(13,116)	$(14,244)	$(1,128)	(8)%

Interest expense, net for the three months ended June 30, 2006 was lower than the three months ended June 30, 2005 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Debt related interest expense for the three months ended June 30, 2006 was slightly higher than the debt related interest expense for the three months ended June 30, 2005 due to: (a) an approximate 110 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50 million of variable rate debt in the second half of 2005. Amortization of deferred financing costs and other related interest were comparable between the two periods.

Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$2,499	$13,025	$(10,526)	(81)%

For the three months ended June 30, 2006, income taxes were provided at an effective rate of approximately 10.2%, which was derived from the difference in the projected annual effective rate at June 30, 2006 and at March 31, 2006. The projected annual effective rate is determined based upon the projected full year taxable income and projected full year book-to-tax differences. The projected annual effective tax rate was reduced in the three month period ended June 30, 2006 from the previous quarter due to revisions in previous estimates. For the three months ended June 30, 2005 income taxes were provided at an effective rate of approximately 39.2%. The reduction in effective income tax rate period-over-period is primarily due to an increase in the percentage depletion projected at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Because of the excess book depletion adjustments above the tax basis of the coal reserves, percentage depletion from Cumberland which was treated as a temporary difference in the effective income tax rate used during 2005, is now treated as a permanent difference in estimating the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines are expected to generate increased percentage depletion, which is treated as a permanent difference, during 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$746,761	$624,558	$122,203	20%
Other revenue	15,651	10,426	5,225	50%

Total revenues	$762,412	$634,984	$127,428	20%

Tons sold	37,107	33,411	3,696	11%
Coal sales realization per ton sold	$20.12	$18.69	$1.43	8%

Coal sales revenues for the six months ended June 30, 2006 increased by 20% compared to the coal sales revenues for the six months ended June 30, 2005 as a result of an 11% increase in tons sold and an 8% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.5 million tons (8%) period-over-period mainly as a result of increased shipments and production from the Cumberland mine, partly offset by reduced shipments (2%) from the Emerald mine primarily due to second quarter 2006 customer scheduling constraints and a carrier derailment experienced in June. Emerald had one longwall move in the first six months of each year.

Coal sales volumes in Central Appalachia increased by 0.3 million tons (7%) primarily due to higher first quarter of 2006 shipments of purchased coal utilized on selected steam coal contracts to increase the availability of our production for sale to higher margin industrial markets plus additional volumes of coal purchased from an independent synfuel operation. Production in Central Appalachia declined by 3% between the two periods as 93% higher production at the Pax surface mine was offset by reduced production at all the other West Virginia mines. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, began production in the fourth quarter of 2004, and in 2005, produced 0.6 million tons. The Pax surface mine has been increasing its production as the mine becomes more fully developed, which, when fully developed later in 2006, is expected to produce at an annual rate of approximately 1 million tons per year.

Coal sales volumes in the Powder River Basin increased by 3.4 million tons (16%) to a record shipment level of 24.3 million tons primarily due to 26% higher production and shipments, respectively, from the Belle Ayr mine where annual production capacity was increased by 5.0 million tons effective January 1, 2006. Eagle Butte production and shipments increased 9% period-over-period primarily due to favorable second quarter of 2006 operating results.

Coal sales volumes from the Illinois Basin decreased by 0.3 million tons (33%), reflecting 35% lower production from the Wabash mine due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations, coupled with a lower clean coal recovery percentage as compared to the same period in 2005. Purchased coal activities by our trading group decreased by approximately 0.2 million tons (69%), compared to the same period in 2005, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 13% and 10%, respectively, in 2006 due to a combination of: (a) substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired; and (b) higher coal quality premiums reflecting both increased prices for sulfur dioxide emission allowances and more favorable coal quality. In the Powder River Basin, coal sales realizations per ton increased by 16% due to the commencement of shipments under higher priced contracts and higher coal quality premiums.

Other revenues for the six months ended June 30, 2006 increased by $5.2 million compared to the six months ended June 30, 2005. The increase was due to the sum of: (a) increased synfuel fees ($1.7 million); (b) increased transloading fees ($0.3 million); (c) gains on asset sales ($0.4 million); (d) increased royalty and rental income ($0.9 million); (e) increased coal sales contract settlements ($0.5 million); (f) decreased natural gas revenues ($0.3 million); and (g) increased miscellaneous revenues ($1.7 million).

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$558,437	$456,498	$101,939	22%
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	26,678	20,781	5,897	28%
Accretion on asset retirement obligations	4,108	4,084	24	1%
Depreciation, depletion and amortization	92,508	107,494	(14,986)	(14)%
Amortization of coal supply agreements	(9,464)	(46,516)	(37,052)	(80)%

Total costs and expenses	$672,267	$542,341	$129,926	24%

Cost of coal sales. The cost of coal sales increased $101.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($19.8 million); (b) increases in materials, consumables and commodity supply costs, most notably diesel fuel, large equipment tires and explosives ($36.5 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($16.5 million); (d) decreases in purchased coal costs as a result of lower purchased coal volumes ($2.9 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden removal costs ($21.4 million); and (f) a smaller credit to expense for an increase of coal inventories in the first half of 2006 compared to a credit to expense from increases in coal inventories during the first half of 2005 ($8.7 million). Cost of coal sales per ton was $15.06 for the six months ended June 30, 2006 compared to$13.66 per ton for the six months ended June 30, 2005, an increase of approximately 10%. The $13.66 cost of coal sales per ton for the six months ended June 30, 2005 includes a $21.4 million credit related to the deferral of cost associated with overburden removal. Subsequent to the Company’s adoption of EITF Issue 04-6 on January 1, 2006, such costs were no longer deferred. Cost of coal sales per ton was $14.30 after adjusting for the impact of the accounting change for overburden removal costs.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2006 was $26.7 million compared to $20.8 million for the six months ended June 30, 2005. Period-over-period increases were due to additional expenses incurred in the areas of: (a) employee expenses ($4.7 million); (b) audit fees, including Sarbanes Oxley 404 compliance ($0.2 million); (c) information technology costs ($0.3 million); (d) miscellaneous legal, director and outside service costs ($1.2 million), partially offset by lower insurance expenses and reduced sales commissions (combined $0.5 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Slightly higher accretion expense in 2006 was due to increased asset retirement obligation estimates at closed mines.

Depreciation, depletion and amortization. DD&A includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $15.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to lower cost depletion partially offset by higher depreciation and amortization. Cost depletion declined by $25.0 million due to a combination of: (a) lack of depletion expense in the first half of 2006 pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $10.0 million in the first half of 2006 mainly due to capital additions to plant & equipment during the twelve months ended June 30, 2006.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $37.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Amortization of the liability for below market priced coal supply agreements during the six months ended June 30, 2006 was $19.0 million of credit to expense compared to $59.6 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the six months ended June 30, 2006 was $9.6 million of expense compared to $13.1 million of expense in the comparable period of the prior year. During the twelve months ended June 30, 2006, shipments on a number of coal supply agreements valued in purchase accounting were completed.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets reported on a weekly basis for the period from January 1, 2005 through June 30, 2006. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

Coal Price Indices

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Tons/$	Percent
	(Unaudited, in thousands except sales realization per ton)
Powder River Basin
Tons sold	24,347	20,945	3,402	16%
Average sales realization per ton	$8.51	$7.33	$1.18	16%
Revenues	$207,964	$154,707	$53,257	34%
Income from operations	$18,893	$3,339	$15,554	466%
Northern Appalachia
Tons sold	7,359	6,832	527	8%
Average sales realization per ton	$39.02	$34.48	$4.54	13%
Revenues	$290,209	$238,156	$52,053	22%
Income from operations	$98,425	$81,841	$16,584	20%
Central Appalachia
Tons sold	4,661	4,344	317	7%
Average sales realization per ton	$49.03	$44.66	$4.37	10%
Revenues	$236,341	$199,426	$36,915	19%
Income from operations	$13,695	$32,189	$(18,494)	(57)%

Powder River Basin—Income from operations increased $15.6 million period-over-period due to increased revenues of $53.3 million, partly offset by increased production costs of $37.8 million. As explained in the revenue section above, the increased revenues resulted from a 16% increase in tons sold and a 16% increase in average sales realization per ton. The increase in tons sold is primarily due to the expansion of annual capacity at the Belle Ayr mine and favorable second quarter of 2006 operating results at the Eagle Butte mine which resulted in a 31% increase in production and shipments, respectively. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues ($12.6 million); (b) diesel fuel ($7.4 million); (c) repairs and maintenance ($3.7 million); (d) large equipment tires and other operating supplies ($4.0 million); (e) explosives ($1.8 million); (f) labor and employee benefits ($3.5 million); (g) other supplies and services ($0.7 million); and (h) depreciation and amortization ($3.9 million). Certain production cost increases occurred due to higher period-over-period production. A period-over-period $2.3 million reduction in amortization of coal supply agreements was offset partially by less significant increases in expense categories other then those listed above. Production costs in the six months ended June 30, 2005 included a $21.4 million credit for overburden removal costs added to work-in-process inventory offset by a $20.2 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of EITF Issue 04-6, effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden removal costs, increased approximately 10% period-over-period for reasons discussed above.

Northern Appalachia—Income from operations increased by $16.6 million period-over-period due to increased revenues of $52.1 million, partly offset by increased production costs of $40.3 million, reduced by a $4.8 million positive inventory change. As explained in the revenue section above, the increased revenues resulted from an 8% increase in tons sold and a 13% increase in average sales realization per ton. The increase in shipments was primarily due to a 17% increase in production at the Cumberland mine as a result of good mining conditions and strong longwall productivity. Period-over-period production from the Emerald mine increased by 7%. Production from the Emerald mine increased by 0.6 million tons (45%) in the second quarter of 2006 compared to the same period from 2005 as a result of favorable operating conditions and the absence of a longwall move, while shipments increased by 0.1 million tons (5%). Higher production costs were primarily due to increases in the following areas: (a) labor and employee benefit costs ($3.2 million); (b) repairs and maintenance costs ($4.0 million); (c) materials, supplies and services ($3.5 million); (d) insurance premiums ($0.5 million); (e) selling, general and administrative expenses ($0.5 million); (f) depreciation and amortization ($3.3 million); (g) reduced credit for amortization of coal supply agreements ($25.8 million); (h) operating supplies ($2.2 million); and (i) consumables and commodity supply costs ($1.1 million). Certain production cost increases occurred due to higher period-over-period production. These increases were partly offset by reduced cost depletion of $2.1 million; and (j) a change in coal inventories ($4.8 million). Cost of coal sales per ton decreased approximately 2% period-over-period.

Central Appalachia—Income from operations decreased by $18.5 million period-over-period due to increased cost of coal sales of $37.5 million, increased depreciation and amortization expense of $2.4 million and a reduced credit to expense for amortization of coal supply agreements of $11.8 million, partly offset by increased revenues of $36.9 million and reduced cost depletion expense of $2.6 million. As explained in the revenue section above, the increase in revenues resulted from a 7% increase in tons sold and a 10% increase in average sales realizations per ton. Tons sold increased primarily due to increased tons that were purchased and resold and a period-over-period 93% and 77% increase in production and shipments, respectively, at the Pax surface mine due to advances in the continued development of the mine which we expect to complete later in 2006. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($5.3 million); (b) materials, supplies and services, led by increases for maintenance and repairs, diesel fuel, explosives, contract trucking ($13.6 million); (c) purchased coal ($31.6 million); and (d) royalties and severance taxes driven by higher sales revenues ($3.5 million). Cost of coal sales per ton increased approximately 19% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the six months ended June 30, 2006, the Other segment reported a loss from operations of $40.9 million compared to a loss from operations of $24.7 million in the six months ended June 30, 2005. The increased period-over-period loss from operations of $6.5 million was primarily a result of an increased operating loss at the Wabash mine ($13.8 million) due to: (a) lower production and shipments, as described in the revenue section above; (b) higher cost of coal sales; and (c) a reduced credit to expense from amortization coal supply agreements. The operating losses attributable to closed mines were less by $2.7 million in the first six months of 2006 compared to the first six months of 2005. Selling, general and administrative expenses not charged out to the other operating segments increased by $4.3 million period-over-period.

Interest Expense, Net

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(21,643)	$(21,200)	$443	2%
Interest expense—amortization of deferred financing costs	(1,434)	(1,547)	(113)	(7)%
Interest expense—surety bond and letter of credit fees	(3,337)	(4,905)	(1,568)	(32)%
Interest expense—other	(1,235)	(925)	310	34%
Interest income	1,226	402	(824)	205%

Interest expense, net	$(26,423)	$(28,175)	$(1,752)	(6)%

Interest expense, net for the six months ended June 30, 2006 was lower than the six months ended June 30, 2005 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Debt related interest expense for the six months ended June 30, 2006 was slightly higher than the debt related interest expense for the six months ended June 30, 2005 due to: (a) an approximate 118 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50 million of variable rate debt in the second half of 2005. Amortization of deferred financing costs and other related interest were comparable between the two periods.

Income Tax Expense

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$10,380	$25,266	$(14,886)	(59)%

For the six months ended June 30, 2006, income taxes were provided at an effective rate of approximately 16.3% based on projected full year taxable income and projected full year book-to-tax differences. For the six months ended June 30, 2005 income taxes were provided at an effective rate of approximately 39.3%. The reduction in effective income tax rate period-over-period is primarily due to an increase in the percentage depletion projected at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Because of the excess book depletion adjustments above the tax basis of the coal reserves, percentage depletion from Cumberland, which was treated as a temporary difference in the effective income tax rate used during 2005, is now treated as a permanent difference in estimating the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines are expected to generate increased percentage depletion, which is treated as a permanent difference, during 2006.

Expected Coal Production

97% of our 2006 projected production is committed and priced. As of July 17, 2006, uncommitted and unpriced tonnage was 13%, 36% and 56% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 9%, 30%, 51% and 84% of the Company’s planned eastern production remains uncommitted and unpriced in 2006, 2007, 2008 and 2009, respectively.

In 2006 through 2009, the Company expects coal production within the following ranges:

Expected Coal Production (Millions of Tons)
	2006	2007	2008	2009
East	21.5—23.5	21.5—23.5	21.5—23.5	21.5—23.5
West	49.0—51.0	49.0—51.0	54.0—56.0	54.0—56.0
Total Consolidated	70.5—74.5	70.5—74.5	75.5—79.5	75.5—79.5

Based on its committed and priced planned production as of July 17, 2006, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $41.25 to $42.00 per ton in 2006. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $8.25 to $8.60 per ton in 2006. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and sulfur dioxide emissions prices in the range of $620 to $850 per ton. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2006.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the six months ended June 30, 2006 and 2005, respectively.

	Six Months Ended June 30,
	2006	2005
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$113,355	$65,062
Investing activities (primarily capital expenditures)	(74,854)	(60,319)
Financing activities—borrowings (1)	—	60,000
Financing activities—repayments (1)	—	(60,000)
Financing activities—stock option exercise proceeds and excess tax benefit from stock-based awards	15,617	—
Financing activities—dividends on common stock	(4,546)	(447,658)
Other	—	(182)

Change in cash and cash equivalents	$49,572	$(443,097)

(1)	The borrowings and repayments during the six months ended June 30, 2005 in the amount of $60.0 million represent use of the Revolving Credit facility to maintain day-to-day liquidity.

Cash provided by operating activities increased in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to higher net income and smaller changes in operating working capital, principally trade accounts receivable and inventories.

Cash used in investing activities increased in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily from an increase in capital expenditures. Capital expenditures in the six months ended June 30, 2006 totaled $75.4 million, including a total of $24.3 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; and (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois. Capital expenditures for the six months ended June 30, 2005 totaled $65.1 million, including a total of $27.6 million of expenditures related to the following projects: (a) expansion of the Belle Ayr Mine in the Powder River Basin; (b) development of the Pax surface mine in Central Appalachia; (c) addition of a continuous mining unit to the Kingston Mine in Central Appalachia; (d) the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet; and (e) upgrades to the rail loading facility at Emerald.

Cash provided by financing activities during the six months ended June 30, 2006 consisted of $7.0 million in cash proceeds from exercise of nonqualified stock options and $8.6 million in excess income tax benefit from issuance of stock-based awards, partly offset by quarterly cash dividends of $4.5 million, $0.05 and $0.05 per share paid in March and June 2006, respectively. Cash used in financing activities for the six months ended June 30, 2005 included the payment of $447.6 million of cash dividends, including $444.1 million of cash dividends related to the IPO that were accrued as of December 31, 2004 and paid on January 4, 2005. The remaining $3.5 million in cash dividends were quarterly dividends of $0.04 and $0.04 per share paid in March and June 2005, respectively.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have borrowing availability under our revolving credit facility, subject to certain conditions.

As of June 30, 2006, we have outstanding $635.0 million in aggregate indebtedness, with an additional $163.0 million of available borrowings under our revolving credit facility (after giving effect to $187.0 million of letters of credit outstanding as of June 30, 2006). Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures.

Based on our current levels of operations, we believe that remaining cash on hand, cash flow from operations and available borrowings under the revolving credit portion of our Senior Credit Facilities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

Bank Debt Refinancing

Effective July 7, 2006, the Company completed an $835.0 million amended and restated Senior Secured Credit Facility agreement (the “new facility”) consisting of a five-year $335.0 million Term Loan A and a five-year $500.0 million revolving credit facility. The new facility, which expires in July 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500.0 million for borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. As of July 7, 2006, the Company had $312.9 million of available borrowings under its revolving credit facility, after giving effect to $187.1 million of letters of credit outstanding. The new facility replaces the existing Senior Secured Credit Facility (the “original facility”) and provides more favorable pricing and financial flexibility then the original facility. The $500.0 million revolving credit facility will be used for general corporate purposes including working capital, capital expenditures and letters of credit. The original facility was entered into on July 30, 2004 in connection with the acquisition of RAG American Coal Holding, Inc. and consisted of a $470.0 million term loan facility and a $350.0 million revolving credit facility. As of June 30, 2006, the Company had $335.0 million outstanding under the Term Loan B component of the original facility.

The annual pre-tax benefits related to the refinancing are expected to be approximately $4.0 million. We anticipate that $9.2 million of non-cash unamortized deferred financing costs associated with the original Senior Secured Credit Agreement will be written-off in the third quarter of 2006.

Interest Rate Swaps

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85.0 million. These swap agreements essentially converted $85.0 million of the Company’s variable rate borrowings under the existing facility to fixed rate borrowings for a three year period that began on September 30, 2004. The maturity date on the swap agreements is September 28, 2007. The Company designated these interest rate swaps as cash flow hedges of the variable interest payments and recorded the quarterly changes in the fair value of the instruments as a noncurrent asset with an offsetting unrealized gain, net of tax expense, in accumulated other comprehensive income. To date, none of the gain has been recognized for tax or book income purposes.

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements and monetized the $2.4 million derivative asset included in other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006. The $1.1 million unrealized gain from the change in the market value of the interest rate swaps recorded in accumulated other comprehensive income (loss) will be recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and related amendments.

Other

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

On July 19, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100 million. Through August 8, 2006, the Company expended $11.9 million to repurchase 323,000 shares of its common stock at an average price of $36.81 under the Repurchase Program.

Covenant Compliance

Foundation Coal Corporation, an indirect wholly owned subsidiary of the Company, is required to comply with certain financial covenants which are considered material terms of the Senior Secured Credit Facility and the indenture governing FCC’s outstanding 7.25% Senior Notes. Information about the financial covenants is material to an investor’s understanding of FCC’s financial condition and liquidity. The breach of covenants in the Senior Secured Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Secured Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Credit Facility and indenture, FCC’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels as defined by the Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

Covenant Level
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.5x
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	4.25x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x

(1)	The Senior Secured Credit Facility requires FCC to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 2.5x and a total debt less unrestricted cash to Adjusted EBITDA ratio starting at a maximum of 4.25x in each case for the most recent twelve month period. Failure to satisfy these ratio requirements would constitute a default by FCC under the Senior Secured Credit Facility. If lenders under the Senior Secured Credit Facility fail to waive any such default, repayment obligations under the Senior Secured Credit Facility could be accelerated, which would also constitute a default under the indenture. Covenants reflect the definition and levels required by the July 7, 2006 amended and restated Senior Secured Credit Facility.

(2)	The ability for FCC to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under the indenture and the Senior Secured Credit Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations less interest expense, net of interest income, income tax expense (benefit), depreciation and amortization and charges for early extinguishment of debt. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented, may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

As of June 30, 2006, FCC was in compliance with all required financial covenants of the July 2004 Senior Secured Credit Facility and the July 7, 2006 amended and restated Senior Secured Credit Facility as further described in Note 19 in ITEM 1.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of June 30, 2006 except with respect to long-term debt and capital leases and cash interest on long-term debt which are as of July 7, 2006, after giving effect to the refinancing of our senior secured credit facility.

	2006	2007-2008	2009-2010	After 2010	Total
	(Unaudited, in thousands)
Long-term debt and capital leases	$—	$25,125	$58,625	$551,250	$635,000
Cash interest on long-term debt (1)	22,181	88,725	88,725	89,244	288,875
Cash payments for asset retirement obligations	2,638	1,086	7,014	216,086	226,824
Unconditional purchase commitments	95,728	102,911	—	—	198,639
Operating leases	2,966	5,454	3,753	4,623	16,796

Total	$123,513	$223,301	$158,117	$861,203	$1,366,134

(1)	The variable interest rate on debt is 6.75%, reflecting a LIBOR estimate, based on the five year swap rate effective June 30, 2006, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $150.0 million to $170.0 million in capital expenditures during calendar year 2006 of which $100.0 million to $110.0 million is to maintain production and replace mining equipment. The additional $50.0 million to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $58.2 million of expected second half 2006 capital expenditures are included in unconditional purchase commitments shown above. The remaining second half 2006 unconditional purchase commitments consist of $14.8 million for purchased coal and $22.7 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $102.9 million in 2007-2008 consists of $20.6 million for purchased coal and $82.3 million for future capital expenditures. We expect to contribute approximately $20.5 million to our defined benefit retirement plans and to pay approximately $23.5 million of retiree health care benefits in calendar year 2006. We also expect to incur approximately $7.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these 2006 obligations, plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $302.6 million as of June 30, 2006, of which $279.4 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $187.0 million of letters of credit in place for the following purposes: $34.1 million for workers’ compensation, including collateral for workers’ compensation bonds;

$23.4 million for UMWA retiree health care obligations; $125.8 million for collateral for reclamation surety bonds; and $3.7 million for other miscellaneous obligations. In the last few years, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our outlook for the coal markets in the United States remains positive. The U. S. economy grew at an annual rate of 3.5% in 2005 and at a preliminary annual rate of 4.1% in the first six months 2006 as reported by the U.S. Commerce Department. U. S. electricity generation increased by 1.7% during 2005 and 0.7% through the first five months of 2006, as reported by the Energy Information Agency. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, weather conditions and high prices for alternative fuels for electricity generation. The high price of natural gas during 2005 caused some coal-fired generating plants to operate at increased levels. A slowing in the rate of growth for electricity combined with increased output from nuclear, natural gas and hydro generating plants in the first six months of 2006 has caused coal-fired electricity generation to trail 2005 levels through May by 1.2%.

Approximately 81,000 megawatts of new coal fired electric generation has been proposed in the United States with the largest percentages of proposed projects located in the Midwest and West. About 43,000 megawatts of this total is still in the very early stages of development, but projects representing about 29,000 megawatts of this total have moved forward to the stage of obtaining permits, power sales agreement and/or project refinancing. In addition, there is increasing interest in coal gasification and coal liquefaction projects. The high level of interest in new coal fired electric generating facilities, coal gasification and coal liquefaction is a strong indicator of increasing future demand for coal in the United States.

During the first six months of 2006, growth in electrical generation was less than predicted primarily due to warm winter and spring weather across much of the United States. In addition, U. S. coal production increased from the prior year. This has allowed rebuilding of coal stockpiles at electrical generation plants compared to the distressed levels of late 2005. At June 2006, coal stockpiles are within the five year average range and at their highest levels since June 2003. Electric generating plants using Western coal continue to have lower stockpiles than plants using Eastern Coal.

The ability of the railroads to ship the demanded quantities of coal was mixed during the first six months. Shipments from the Powder River Basin for the full year 2006 are forecast to increase modestly from 2005, but not to the levels needed to satisfy demand for Powder River Basin coal. There is uncertainty as to whether we will be able to ship all of the approximately 50.5 million tons that we have sold from the Powder River Basin in 2006. The performance of the Eastern railroads tends to be more mine specific. Our main transportation uncertainty in the East relates to our Pioneer location in West Virginia.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for United States coal is strong relative to historical pricing levels, but has declined during the first six months of 2006 in response to increased production and reduced weather-related demand for electricity. As of July 17, 2006, we have committed and priced 97% of our planned 2006 production. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could adversely affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. In addition, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this Interpretation on January 1, 2007. The Company is currently evaluating this Interpretation and has not determined its impact on the consolidated financial statements.

The Company adopted EITF Issue 04-6 on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60.4 million which were classified on the consolidated balance sheet as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39.3 million, net of tax of $21.1 million, thereby removing the $60.4 million current asset previously classified on the consolidated balance sheet as a component of work-in-process (deferred overburden) inventory.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Results for prior periods have not been restated. There were no modifications made to outstanding options prior to the adoption of the standard. There were no changes made by the Company to the terms, quantity or type of instruments used for share-based compensation as a result of the adoption of the new standard.

The Company has three types of stock-based awards: restricted stock units; restricted stock; and options. Total compensation expense related to the stock-based awards recognized in selling, general and administrative expense for the three months ended June 30, 2006 was $0.6 million, consisting of $0.2 million, $0.1 million and $0.3 million for restricted stock units, restricted stock and options, respectively. Total compensation related to the stock-based awards recognized in selling, general and administrative expense for the six months ended June 30, 2006 was $1.5 million, consisting of $0.7 million, $0.1 million and $0.7 million for restricted stock units, restricted stock, and options, respectively. For the three months and six months ended June 30, 2005, compensation expense of $0.1 million and $0.4 million, respectively, was recognized as a component of selling, general and administrative expense for restricted stock units. No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to options for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited, thousands)
Income before income tax expense	$(340)	$(728)
Income tax expense	35	118

Net income	$(305)	$(610)

Basic earnings per common share	$—	$(0.01)

Diluted earnings per common share	$(0.01)	$(0.02)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the consolidated statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $8.6 million and $0 during the six months ended June 30, 2006 and 2005, respectively.

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

See Note 12 in ITEM 1 for additional disclosures relating to the compensation cost related to nonvested awards not yet recognized and the expected period of recognition and valuation methodologies used in determining the fair value of options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of July 17, 2006, we had sales commitments for approximately 97% of our planned 2006 production. As of July 17, 2006, uncommitted and unpriced tonnage was 13%, 36% and 56% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 30%, 51% and 84% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008 and 2009, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of June 30, 2006, the Company has entered into forward purchase commitments for approximately 80% of the diesel fuel that it expects to consume during calendar year 2006 at prices ranging from $1.73 per gallon for our Powder River Basin mines to $2.04 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the six months ended June 30, 2006, the cost of diesel fuel represents approximately 4% of the Company’s consolidated cost of coal sales.

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

We entered into swap contracts for the purpose of complying with certain financial covenants in our senior secured credit facility that require fixing the interest rate for at least three years on a minimum of 50% of our total outstanding debt. The swap contracts cover $85.0 million through September 2007. The following table summarizes our outstanding swap contracts at June 30, 2006.

Notional Amount	Term	Floating Rate	Fixed Rate
$20 million	September 2004 –September 2007	3-month LIBOR	3.26%
$25 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%

As of June 30, 2006, after giving effect to the $85.0 million of interest rate swaps that were entered into, we had $250.0 million of variable rate indebtedness, representing approximately 39% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $2.5 million per year. At June 30, 2006, the fair value of these swap agreements was an unrealized gain of $2.4 million. The increase in the unrealized gain of $0.2 million pre-tax ($0.1 million, net of tax) for the six months ended June 30, 2006 was reported as a component of accumulated other comprehensive income (loss) in the Company’s financial statements. On July 11, 2006, the Company terminated the interest rate swap agreements and monetized its position as further described in Note 19 in ITEM 1.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act’)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to (a) ensure that information required to be disclosed by us in reports we file or submit under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) ensure that information required to be disclosed by us in reports filed or submitted under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 18, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

Our enterprise software will cease to properly process information during the second quarter of 2007. We are currently replacing our enterprise software. The failure to timely replace the enterprise software may result in resorting to manual reporting processes that have not been planned, designed or tested.

We are in the process of replacing our enterprise software that we use for financial reporting and controls, equipment maintenance and materials management. The current enterprise software will cease to properly process information during the latter part of the second quarter of 2007. Outside consultants are assisting in the design and implementation of the new enterprise system. The new enterprise system is sold by a company with a large market share and with specific applications in the mining industry. We have completed the overall planning and design phases and are well into the execution phase with the testing phase commencing in the fourth quarter of 2006. We expect to go live with the new enterprise software during the second quarter of 2007.

An enterprise system failure could cause disruptions in our operations, including among other things, the inability to process orders for supplies and services, make payments to our vendors or engage in similar normal business activities. If the enterprise system replacement is not successfully implemented in a timely manner, Foundation will have to resort to manual reporting processes that have not been planned, designed or tested.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 18, 2006, Foundation held its annual meeting of stockholders and four proposals were considered. All such proposals were approved by the stockholders.

The first proposal was to elect eight nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

Nominee:	For:	Withhold
James F. Roberts	37,291,655	938,731
David I. Foley	37,609,595	620,791
Alex T. Krueger	37,976,320	254,066
P. Michael Giftos	37,974,880	255,056
Robert C. Scharp	37,969,080	261,306
William J. Crowley, Jr.	37,974,380	256,006
Joel Richards III	37,974,255	256,131
Thomas V. Shockley, III	37,971,480	258,906

The second proposal was to ratify the approval of Ernst & Young LLP as Foundation’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006.

Shares of Common Stock: FOR: 38,210,095    AGAINST: 8,687    ABSTAIN: 11,604

The third proposal was to approve the Third Amended and Restated Certificate of Incorporation of Foundation.

Shares of Common Stock: FOR: 38,199,161    AGAINST: 12,009    ABSTAIN: 19,216

The fourth proposal was to approve any other matters that properly come before the meeting.

Shares of Common Stock: FOR: 18,074,121    AGAINST: 16,541,630    ABSTAIN: 3,614,635

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/S/ JAMES F. ROBERTS James F. Roberts	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/S/ FRANK J. WOOD Frank J. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1**	Third Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated By-laws of the Company previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1*	Form of certificate of the Company’s common stock.

4.2*	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto.

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to the Company’s Form 8-K on February 23, 2006 and incorporated by reference.

10.1	Employment Agreement dated June 1, 2005, by and between Foundation Energy Sales, Inc. and Allen S. Pack, Jr., previously filed as an exhibit to the Company’s Form 8-K on May 23, 2006, and incorporated by reference.

10.2.1	Restricted Stock Unit Agreement dated as of March 18 2005, by and between the Company and Allen S. Pack, Jr., previously filed as an exhibit to the Company’s Form 8-K on May 23, 2006, and incorporated by reference.

10.2.2	Restricted Stock Unit Agreement dated as of February 28, 2006, by and between the Company and Allen S. Pack, Jr., previously filed as an exhibit to the Company’s Form 8-K on May 23, 2006, and incorporated by reference.

31.1**	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s registration statement on Form S-1 (SEC File No. 333-118427).

**	Filed herewith.