Form 10-Q
period 2006-09-30
Foundation Coal Holdings, Inc.
filed 2006-11-09
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

There were 45,432,643 shares of common stock outstanding on October 31, 2006.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,057	$22,432
Trade accounts receivable	117,474	110,125
Inventories, net	34,358	96,896
Deferred income taxes	4,933	4,933
Prepaid expenses	32,875	22,447
Other current assets	7,025	2,886

Total current assets	241,722	259,719
Owned surface lands	29,390	27,510
Plant, equipment and mine development costs, net	610,016	567,062
Owned and leased mineral rights, net	1,027,748	1,071,596
Coal supply agreements, net	37,786	53,050
Other noncurrent assets	19,845	29,183

Total assets	$1,966,507	$2,008,120

Liabilities
Current liabilities:
Current portion of long-term debt	$4,188	$—
Trade accounts payable	40,091	35,384
Accrued expenses and other current liabilities	162,423	182,012

Total current liabilities	206,702	217,396
Long-term debt	630,812	635,000
Deferred income taxes	28,049	67,629
Coal supply agreements, net	31,377	59,013
Postretirement benefits	479,092	464,418
Other noncurrent liabilities	234,998	225,414

Total liabilities	1,611,030	1,668,870

Commitments and contingencies (Note 20)
Stockholders’ Equity
Common stock, $0.01 par value; 100.0 million shares authorized, 45.7 million shares issued and 45.4 million shares outstanding at September 30, 2006; 44.7 million shares issued and outstanding at December 31, 2005	457	447
Additional paid-in capital (including unearned restricted stock compensation of $449 at December 31, 2005)	279,750	259,426
Retained earnings	87,408	80,154
Accumulated other comprehensive loss	(249)	(777)
Treasury stock, at cost: 0.3 million shares at September 30, 2006; 0 shares at December 31, 2005	(11,889)	—

Total stockholders’ equity	355,477	339,250

Total liabilities and stockholders’ equity	$1,966,507	$2,008,120

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive (Loss) Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Coal sales	$347,511	$333,469
Other revenue	6,609	7,841

Total revenues	354,120	341,310
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	277,453	241,238
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	11,347	14,526
Accretion on asset retirement obligations	2,219	2,119
Depreciation, depletion and amortization	45,170	53,131
Amortization of coal supply agreements	(2,309)	(20,467)

Income from operations	20,240	50,763
Other income (expense):
Interest expense	(23,058)	(15,092)
Mark-to-market loss on interest rate swaps	(112)	—
Interest income	958	235

(Loss) income before income tax benefit (expense)	(1,972)	35,906
Income tax benefit (expense)	1,963	(14,683)

Net (loss) income	(9)	21,223
Components of other comprehensive (loss) income:
Unrealized gain on interest rate swaps, net of tax expense of $324 in 2005	—	457

Comprehensive (loss) income	$(9)	$21,680

Basic earnings per common share	$—	$0.47
Diluted earnings per common share	$—	$0.46
Weighted average shares—basic	45,507,284	44,624,647
Weighted average shares—diluted	46,773,741	46,321,599
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Coal sales	$1,094,272	$958,027
Other revenue	22,260	18,267

Total revenues	1,116,532	976,294
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	835,890	697,736
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	38,025	35,307
Accretion on asset retirement obligations	6,327	6,203
Depreciation, depletion and amortization	137,678	160,625
Amortization of coal supply agreements	(11,773)	(66,983)

Income from operations	110,385	143,406
Other income (expense):
Interest expense	(50,706)	(43,769)
Mark-to-market loss on interest rate swaps	(112)	—
Interest income	2,184	637

Income before income tax expense	61,751	100,274
Income tax expense	(8,417)	(39,949)

Net income	53,334	60,325
Components of other comprehensive income:
Unrealized gain on interest rate swaps, net of tax expense of $584 in 2005	—	873

Comprehensive income	$53,334	$61,198

Basic earnings per common share	$1.17	$1.35
Diluted earnings per common share	$1.13	$1.31
Weighted average shares—basic	45,654,040	44,624,647
Weighted average shares—diluted	47,103,715	46,185,810
Dividends declared per share	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$53,334	$60,325
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	6,327	6,203
Depreciation, depletion and amortization	125,905	93,642
Amortization or write-off of deferred financing costs	11,091	3,022
Gain on sale of assets	(899)	—
Non-cash stock compensation	2,250	1,056
Non-cash mark-to-market adjustment for interest rate swaps	112	—
Deferred income taxes	(17,815)	24,815
Other	(250)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,349)	(45,849)
Inventories, net	1,988	(38,772)
Prepaid expenses	(10,428)	(1,135)
Other current assets	(4,039)	(592)
Other noncurrent assets	508	3,373
Asset retirement obligations	(2,020)	(1,962)
Trade accounts payable	4,707	1,342
Accrued expenses and other current liabilities	(18,927)	(3,986)
Noncurrent liabilities	13,508	6,137

Net cash provided by operating activities	158,003	107,619

Investing activities:
Purchases of property, plant and equipment	(119,713)	(102,203)
Purchases of mining assets	(14,630)	—
Proceeds from disposition of property, plant and equipment	1,704	5,355

Net cash used in investing activities	(132,639)	(96,848)

Financing activities:
Payment of cash dividends	(6,817)	(449,890)
Proceeds from revolving credit facility	—	76,000
Repayment of revolving credit facility	—	(76,000)
Proceeds from issuance of common stock	7,479	—
Excess tax benefit from stock-based awards	10,672	—
Interest rate swap termination	2,259	—
Payment of deferred financing costs	(4,443)	—
Repayment of long-term debt	—	(20,000)
Common stock repurchase	(11,889)	—
Other	—	(182)

Net cash used in financing activities	(2,739)	(470,072)

Net increase (decrease) in cash and cash equivalents	22,625	(459,301)
Cash and cash equivalents at beginning of period	22,432	470,313

Cash and cash equivalents at end of period	$45,057	$11,012

Supplemental cash flow information:
Cash paid for interest	$42,142	$41,427
Cash paid for income taxes	$17,210	$32,182

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2005, filed March 16, 2006 and the related Form 10-K/A filed October 6, 2006.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred income taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results to be expected in the fourth quarter or for the twelve months ended December 31, 2006.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2006 presentation. The Company reclassified the balance sheet amount for prepaid major repairs from the historical presentation in “Other noncurrent assets” to “Plant, equipment and mine development costs, net.” As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), certain balance sheet amounts associated with stock-based awards have been reclassified within the equity section of the Consolidated Balance Sheets. Effective January 1, 2006, unearned restricted stock compensation (representing unearned costs of restricted stock awards to certain members of the Board of Directors) has been reclassified into “Additional paid-in capital.”

(2)	Recent Accounting Pronouncements

On January 1, 2006, the Company adopted SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on fair value of the share-based payment at the grant date. SFAS No. 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. See Note 14 for the impact of the adoption of SFAS No. 123(R) on the consolidated financial statements and additional disclosures.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”), on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted were $60,406 and were classified on the Consolidated Balance Sheets as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39,264, net of tax of $21,142, thereby removing the $60,406 current asset previously classified on the Consolidated Balance Sheets as a component of work-in-process (deferred overburden) inventory. See Note 5.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this Interpretation on January 1, 2007. The Company is currently evaluating this Interpretation and has not determined its impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008. The Company has not determined the impact of SFAS No. 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. The Company expects to adopt SFAS No. 158 on December 31, 2006. The Company is currently evaluating the impact of SFAS No. 158 on the consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(3)	Significant Property Transaction

In the third quarter of 2006, Pioneer Fuel Corporation, an indirect wholly owned subsidiary of the Company, purchased mining assets from Appalachian Fuels, LLC for $15,400. The purchased assets consisted of approximately 7.3 million tons of reserves, land and mining equipment that are recorded in “Owned and leased mineral rights, net,” “Owned surface lands” and “Plant, equipment and mine development costs, net,” respectively, in the Consolidated Balance Sheets. The acquired reserves are located adjacent to and will be integrated and jointly managed with the existing Pax surface operations. In accordance with terms set forth in the asset purchase agreement, $1,000 of the purchase price was withheld for contingencies, but will be remitted to Appalachian Fuels eighteen months after the acquisition date if no contingencies materialize. The Company also recorded $1,243 for the estimated asset retirement obligations associated with the acquired assets.

In a separate transaction, coal stockpiles containing an estimated 8,300 tons were also acquired from Appalachian Fuels, LLC for $232 that is recorded in “Inventories, net” in the Consolidated Balance Sheets.

(4)	Bank Debt Refinancing

Effective July 7, 2006, the Company completed an $835,000 amended and restated Senior Secured Credit Facility agreement (the “new facility”) consisting of a five-year $335,000 Term Loan A and a five-year $500,000 revolving credit facility. The new facility, which expires in July 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500,000 for borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. Costs of $4,443 incurred in connection with the issuance of the new facility were capitalized and are being amortized over the term of the related indebtedness of five years, using the effective interest method. As of September 30, 2006, the Company had $327,176 of available borrowings under its revolving credit facility, after giving effect to $172,824 of letters of credit outstanding and had $335,000 outstanding borrowings under the Term Loan A component of the new facility. The new facility replaces the existing Senior Secured Credit Facility (the “original facility”) and provides more favorable pricing and financial flexibility then the original facility. The $500,000 revolving credit facility will be used for general corporate purposes including working capital, capital expenditures and letters of credit.

In the third quarter of 2006, the Company wrote-off $9,209 of non-cash unamortized deferred financing costs associated with the original Senior Secured Credit Facility which is included in “Interest expense” in the Statements of Consolidated Operations and Comprehensive (Loss) Income.

(5)	Inventories

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Saleable coal	$13,688	$18,820
Raw coal	1,728	2,207
Work-in-process (deferred overburden)	—	60,406
Materials and supplies	26,916	23,501

	42,332	104,934
Less materials and supplies reserve for obsolescence	(7,974)	(8,038)

	$34,358	$96,896

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

(6)	Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Prepaid royalties	$1,379	$2,122
Prepaid longwall move expense	8,636	5,525
Prepaid SO2 emission allowances	2,051	1,204
Prepaid taxes	4,512	2,573
Prepaid insurance	15,337	10,327
Other	960	696

	$32,875	$22,447

(7)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$29,390	$27,510

Owned and leased mineral rights	$1,258,857	$1,245,135
Less accumulated depletion	(231,109)	(173,539)

	$1,027,748	$1,071,596

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$786,557	$678,617
Mine development costs	28,335	15,721
Natural gas well development costs	315	315
Coalbed methane equipment and development costs	5,072	4,024

	820,279	698,677

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(206,484)	(129,654)
Mine development costs	(2,815)	(1,187)
Natural gas well development costs	(136)	(89)
Coalbed methane equipment and development costs	(828)	(685)

	(210,263)	(131,615)

	$610,016	$567,062

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(8)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Receivables from asset dispositions	$2,687	$3,346
Unamortized deferred financing costs, net	12,707	19,355
Advance mining royalties	2,974	2,828
Fair value of interest rate swaps	—	2,143
Other	1,477	1,511

	$19,845	$29,183

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Accrued federal and state income taxes	$3,290	$4,979
Accrued sales contract settlements	—	150
Wages and employee benefits	32,415	33,998
Pension benefits	14,700	15,439
Postretirement benefits other than pension	23,464	23,464
Interest	3,625	9,063
Royalties	7,005	8,823
Taxes other than income taxes	30,755	31,866
Asset retirement obligations	2,406	4,376
Workers’ compensation	8,259	8,297
Accrued capital expenditures	10,306	9,758
Other	26,198	31,799

	$162,423	$182,012

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Postemployment benefits	$5,005	$5,028
Pension benefits	28,488	34,529
Workers’ compensation	22,405	20,525
Minimum royalty obligations	81	83
Black lung reserves	7,438	6,206
Contract settlement accrual	14,836	20,044
Asset retirement obligations	120,098	111,778
Deferred production tax	14,531	7,254
Deferred credits and other	2,450	1,848
Deferred equipment purchase commitment	19,666	18,119

	$234,998	$225,414

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in its underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

(11)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Changes in fair value of interest rate swaps, net of tax of $648 at December 31, 2005	$—	$964
Unamortized gain on interest rate swaps	1,492	—
Minimum pension liability adjustments, net of tax of $933	(1,741)	(1,741)

	$(249)	$(777)

(12)	Pension and Postretirement Benefit Plans

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$1,544	$1,130	$4,635	$4,018
Interest cost	2,766	2,309	8,299	8,212
Expected return on plan assets	(2,641)	(2,216)	(7,925)	(7,883)
Amortization of:
Prior service cost	25	—	75	—
Actuarial losses	100	80	299	287

Net expense	$1,794	$1,303	$5,383	$4,634

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$2,274	$1,630	$6,824	$5,586
Interest cost	7,525	6,730	22,574	23,061
Amortization of actuarial losses	25	—	75	—

Net expense	$9,824	$8,360	$29,473	$28,647

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(13)	Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$176	$163	$529	$331
Interest cost	329	409	986	831
Expected return on plan assets	(144)	(281)	(431)	(571)
Amortization of actuarial losses	50	116	149	236

Net expense	$411	$407	$1,233	$827

(14)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At September 30, 2006, 2,207,954 shares of common stock were available for grant under the Plan.

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

The Company has three types of stock-based awards: restricted stock units; restricted stock; and options. Total compensation expense related to the stock-based awards recognized in “Selling, general and administrative expense” for the three months ended September 30, 2006 was $764, consisting of $378, $76 and $310 for restricted stock units, restricted stock and options, respectively. Total compensation related to the stock-based awards recognized in “Selling, general and administrative expense” for the nine months ended September 30, 2006 was $2,250, consisting of $1,007, $205 and $1,038 for restricted stock units, restricted stock, and options, respectively. For the three months and nine months ended September 30, 2005, compensation expense of approximately $655 and $1,025, respectively, was recognized as a component of “Selling, general and administrative expense” for restricted stock units. No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to options for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Unaudited)
Income before income tax expense	$(310)	$(1,038)
Income tax expense	309	141

Net income	$(1)	$(897)

Basic earnings per common share	$—	$(0.02)

Diluted earnings per common share	$—	$(0.02)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the Statements of Consolidated Cash Flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $10,672 and $0 during the nine months ended September 30, 2006 and 2005, respectively.

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

During the nine months ended September 30, 2006, the Company granted 124,248 performance units and 35,840 time units to certain key employees. These performance units are earned each December 31, beginning December 31, 2006 and ending December 31, 2008, contingent upon the achievement of certain annual performance targets. The earned units vest subject to continued employment with the Company through the vesting dates, which occur in the first quarter of 2009, at which time shares of common stock will be distributed. The time units vest over various periods through June 30, 2009. The weighted-average grant-date fair value of restricted stock units granted in the three and nine months ended September 30, 2006 was $45.46 and $42.21 per unit, respectively.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value(1)
Restricted stock units outstanding at December 31, 2005	195,948	$27.75
Granted	160,088	$42.21
Vested	—	N/A
Forfeited	(8,850)	$27.86

Restricted stock units outstanding at September 30, 2006	347,186	$34.46

(1)	The weighted-average grant-date fair value reflects the value of restricted stock units for which the measurement date has occurred.

Performance units for which the annual performance targets have been set at the date of grant are valued at the market price on the date of grant. The measurement date for performance units for which annual performance targets have not been set at the date of grant is the date on which the performance target is approved. At September 30, 2006, the measurement date had not occurred for 108,978 performance units. Compensation expense is recognized ratably from the measurement date of each tranche through the vesting date at which time the number of shares of common stock which have been earned will be distributed.

Unrecognized compensation expense for time and performance units, based on the current expectation of targets to be achieved for restricted stock units expected to be earned, is $3,526. These costs are expected to be recognized over a weighted-average period of 1.6 years. If the maximum target for performance units that the Company believes could be earned are achieved, total unrecognized compensation expense would be $3,976.

Restricted Stock

The Company granted 16,500 shares of restricted stock to certain members of the Board of Directors during the twelve months ended December 31, 2005. The shares are subject to the member’s continuous service as a director of the Company, with the restriction lapsing ratably each December 31 over various vesting periods through December 31, 2010. The weighted-average grant-date fair value of the restricted stock granted in 2005 is $32.41 per share. The intrinsic value of restricted stock shares that vested on December 31, 2005 was $132.

The Company granted 15,000 shares of restricted stock to certain members of the Board of Directors during the nine months ended September 30, 2006. The shares are subject to the member’s continuous service as a director of the Company, with the restriction lapsing ratably each December 31, over various vesting periods through December 31, 2010. The weighted-average grant-date fair value of the restricted stock granted during the nine months ended September 30, 2006 was $40.26 per share.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of the Company’s restricted stock activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2005	16,500	$32.41
Granted	15,000	$40.26
Vested	—	N/A
Forfeited	—	N/A

Restricted stock outstanding at September 30, 2006	31,500	$36.15

Total unrecognized compensation expense related to restricted stock grants is $848 as of September 30, 2006, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of all option activity during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,491,244	$7.52
Granted	—	N/A
Exercised	(1,044,908)	$7.16
Forfeited	(144,587)	$7.60

Options outstanding at September 30, 2006	2,301,749	$7.68	$77,170

Exercisable at September 30, 2006	342,902	$8.53	$11,205
Expected to vest as of September 30, 2006	1,369,675	$7.28	$46,468

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006 was $35,579. No options were exercised during the nine months ended September 30, 2005.

A summary of the Company’s options outstanding at September 30, 2006 follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted-average remaining life (yrs)	Weighted-average exercise price	Shares	Weighted-average exercise price
$4.87	534,147	7.9	$4.87	—	$4.87
$8.53	1,767,602	7.9	$8.53	342,902	$8.53

Total unrecognized compensation expense from options was $1,944 as of September 30, 2006, which is expected to be recognized over a weighted-average period of 2.2 years.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2005, the Company applied the intrinsic value based method of accounting for options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands)
Net income as reported	$21,223	$60,325
Add: stock-based employee compensation expense recorded, net of tax	401	636
Deduct: pro forma stock-based employee compensation expense, net of tax	(592)	(1,195)

Pro forma net income	$21,032	$59,766

Earnings per common share:
Basic – as reported	$0.47	$1.35
Basic – pro forma	$0.47	$1.34
Diluted – as reported	$0.46	$1.31
Diluted – pro forma	$0.45	$1.29

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures. This computational difference creates incomparability between the pro forma stock compensation presented above and the stock compensation recognized in 2006. However, the impact of estimated forfeitures on such compensation expense is immaterial.

(15)	Derivative Instruments and Hedging Activities

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps was for three years. Under these swaps, the Company received a variable rate of three month US dollar LIBOR and paid a fixed rate of 3.26%. Settlement of interest payments occurred quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially converted $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate debt through September 2007 under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”). At December 31, 2005, the fair value of these swaps was $2,143 which was recorded in “Other noncurrent assets” and the offsetting unrealized gain of $964, net of tax expense, was recorded in “Accumulated other comprehensive loss.” In connection with the closing of the $835,000 amended and restated Senior Secured Credit Facility agreement on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in “Other noncurrent assets” on the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps. The $1,841 unrealized gain from the change in the market value of the interest rate swaps recorded in “Accumulated other comprehensive loss” will be amortized into income on a prorated basis over the remaining term of the original interest

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments. During the three months ended September 30, 2006, the Company amortized $349, which was recorded as an offset against interest expense.

(16)	Asset Retirement Obligations

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in material compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the exact amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2005 through September 30, 2006:

Asset retirement obligation, December 31, 2005	$116,154
Accretion expense	6,327
Revisions in estimated cash flows and liabilities incurred	2,043
Payments	(2,020)

Asset retirement obligation, September 30, 2006	$122,504

The current portions of the asset retirement obligation liabilities of $2,406 and $4,376 at September 30, 2006 and December 31, 2005, respectively, are included in “Accrued expenses and other current liabilities.” See Note 9. The noncurrent portion of the Company’s asset retirement obligation liabilities of $120,098 and $111,778 at September 30, 2006 and December 31, 2005, respectively, are included in “Other noncurrent liabilities.” See Note 10. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2006 or December 31, 2005. At September 30, 2006, regulatory obligations for asset retirements are secured by surety bonds in the amount of $242,848. These surety bonds are partially collateralized by letters of credit issued by the Company.

(17)	Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

On February 14, 2006, the Board of Directors declared a cash dividend for the first quarter of $0.05 per share to shareholders of record on March 16, 2006. The $2,262 dividend was paid on March 30, 2006. On May 18, 2006, the Board of Directors declared a cash dividend for the second quarter of $0.05 per share to shareholders of record on June 15, 2006. The $2,284 dividend was paid on June 30, 2006. On August 28, 2006, the Board of Directors declared a cash dividend for the third quarter of $0.05 per share to shareholders of record on September 15, 2006. The $2,271 dividend was paid on September 28, 2006.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Earnings Per Share

The following table provides a reconciliation of weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Weighted average shares outstanding—basic	45,507,284	44,624,647	45,654,040	44,624,647
Dilutive impact of stock options	1,206,587	1,645,177	1,392,791	1,532,625
Dilutive impact of restricted stock plans	59,870	51,775	56,884	28,538

Weighted average shares outstanding—diluted	46,773,741	46,321,599	47,103,715	46,185,810

Common Share Repurchase

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the three months ended September 30, 2006, the Company expended $11,889 to repurchase 323,000 shares of its common stock at an average price of $36.81 per share under the Repurchase Program.

(18)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates in the United States with mines in all of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of seven underground mines and two surface mines in southern West Virginia; and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income from operations.

Operating segment results for the three months ended September 30, 2006 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$107,510	$128,474	$105,685	$12,451	$354,120
Income (loss) from operations	13,244	22,000	1,750	(16,754)	20,240
Depreciation, depletion and amortization	10,839	17,507	14,989	1,835	45,170
Amortization of coal supply agreements	3,912	(1,936)	(4,504)	219	(2,309)
Capital expenditures	8,681	15,676	6,794	13,180	44,331
Total assets at September 30, 2006	$506,799	$867,409	$468,831	$123,468	$1,966,507

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Operating segment results for the three months ended September 30, 2005 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$85,964	$120,707	$108,807	$25,832	$341,310
Income (loss) from operations	6,884	45,818	10,781	(12,720)	50,763
Depreciation, depletion and amortization	15,837	20,297	15,209	1,788	53,131
Amortization of coal supply agreements	4,974	(13,337)	(10,306)	(1,798)	(20,467)
Capital expenditures	16,321	12,050	7,247	1,492	37,110
Total assets at September 30, 2005	$579,263	$921,811	$468,118	$86,970	$2,056,162

Operating segment results for the nine months ended September 30, 2006 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$315,474	$418,683	$342,026	$40,349	$1,116,532
Income (loss) from operations	32,137	120,425	15,445	(57,622)	110,385
Depreciation, depletion and amortization	31,560	56,020	44,171	5,927	137,678
Amortization of coal supply agreements	10,659	(7,068)	(15,710)	346	(11,773)
Capital expenditures	15,821	35,120	40,036	28,736	119,713
Total assets at September 30, 2006	$506,799	$867,409	$468,831	$123,468	$1,966,507

Operating segment results for the nine months ended September 30, 2005 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$240,671	$358,863	$308,233	$68,527	$976,294
Income (loss) from operations	10,223	127,660	42,970	(37,447)	143,406
Depreciation, depletion and amortization	52,859	57,660	44,614	5,492	160,625
Amortization of coal supply agreements	13,982	(44,237)	(33,341)	(3,387)	(66,983)
Capital expenditures	33,718	33,521	31,895	3,069	102,203
Total assets at September 30, 2005	$579,263	$921,811	$468,118	$86,970	$2,056,162

(19)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Royalty income	$2,389	$1,658	$3,888	$2,225
Synfuel fees	391	2,056	5,312	5,278
Coalbed methane	1,046	1,736	3,015	4,028
Transloading and plant processing fees	680	641	2,558	2,217
Natural gas	170	187	618	604
Gain on sale of assets	514	458	899	419
Coal sales contract settlements	(390)	—	74	—
Other	1,809	1,105	5,896	3,496

Total other revenue	$6,609	$7,841	$22,260	$18,267

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(20)	Commitments and Contingencies

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

Letters of Credit

At September 30, 2006, the Company had $172,824 of letters of credit outstanding under its revolving credit facility.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The factors, described below and elsewhere in this Form 10-Q, and in other documents we file with the United States Securities and Exchange Commission from time to time, are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	factors affecting our production capabilities;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	• environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation performance and costs;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	changes in postretirement benefit and pension obligations;

•	our liquidity, consolidated results of operations and consolidated financial condition;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;

•	continuation of other revenues from fees received from synthetic fuel (“synfuel”) processors; and

•	our enterprise software that we use for financial reporting and controls, equipment maintenance and materials management is currently being replaced. A failure in our enterprise software could cause disruptions in our operations, including among other things, the inability to process orders for supplies and services, make payments to our vendors or engage in similar normal business activities. If the enterprise system replacement is not successfully implemented in a timely manner, we will have to resort to manual reporting processes that have not been planned, designed or tested.

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% of our coal sales revenues for the nine months ended September 30, 2006 and September 30, 2005, respectively, were from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$347,511	$333,469	$14,042	4%
Other revenue	6,609	7,841	(1,232)	(16)%

Total revenues	$354,120	$341,310	$12,810	4%

Tons sold	18,495	17,867	628	4%
Coal sales realization per ton sold	$18.79	$18.66	$0.13	1%

Coal sales revenues for the three months ended September 30, 2006 increased by 4% compared to the coal sales revenues for the three months ended September 30, 2005 as a result of a 4% increase in tons sold and a 1% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia decreased by 0.2 million tons (6%), primarily a result of decreased shipments and production from the Cumberland mine due to a scheduled longwall move in the third quarter of 2006. No such longwall move occurred in the corresponding quarter of 2005.

Coal sales volumes in Central Appalachia decreased by 0.3 million tons (14%) reflecting decreased shipments from all West Virginia mining operations except for the Pax surface mine and from the Laurel Creek underground mine. Production in Central Appalachia declined by 6% due to lower production at all the West Virginia operations except Pax and Laurel Creek, where their combined production increased approximately 0.1 million tons (20%) compared to the third quarter of 2005. The Pax surface mine has been increasing its production during the advancing stages of mine development, which was completed in the third quarter of 2006. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, began production in the fourth quarter of 2004, produced 0.6 million tons in 2005 and is expected to produce at an annual rate of approximately 1 million tons per year before the integration of the recently acquired mining assets at Pax South discussed in Significant Property Transactions below.

Coal sales volumes in the Powder River Basin increased by 1.5 million tons (13%) to a record quarterly shipment level of 13.0 million tons due to higher production and shipments from the Belle Ayr and Eagle Butte mines. Annual production capacity at Belle Ayr was increased by 5.0 million tons effective January 1, 2006.

Coal sales volumes from the Illinois Basin decreased by 0.2 million tons (44%) as compared to the third quarter of 2005, reflecting lower production from the Wabash mine due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations. Purchased coal activities by our trading group decreased by approximately 0.2 million tons (82%), compared to the third quarter of 2005, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern Appalachia increased by 14% in 2006 due to the substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired, offset by 7% lower coal quality premium realization per ton reflecting decreased prices for sulfur dioxide emission allowances. In Central Appalachia, coal sales realization per ton sold increased by 14% due primarily to shipments under higher priced contracts replacing lower priced expiring 2005 contracts and generally higher coal quality premium realization per ton. In the Powder River Basin, coal sales realizations per ton increased by 11% due to the commencement of shipments under higher priced contracts and higher coal quality premiums. The consolidated weighted average sales realization per ton for the third quarter of 2006 reflected a 6% higher proportion of lower value Powder River Basin shipments compared to the prior year.

Other revenues for the three months ended September 30, 2006 decreased by $1.2 million (16%) compared to the three months ended September 30, 2005. The decrease was due to lower synfuel fees ($1.7 million) and lower coalbed methane sales ($0.7 million), partially offset by higher royalty income ($0.7 million).

Costs and Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$277,453	$241,238	$36,215	15	%(1)
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	11,347	14,526	(3,179)	(22)%
Accretion on asset retirement obligations	2,219	2,119	100	5%
Depreciation, depletion and amortization	45,170	53,131	(7,961)	(15)%
Amortization of coal supply agreements	(2,309)	(20,467)	18,158	89%

Total costs and expenses	$333,880	$290,547	$43,333	15%

(1)	Excluding the credit related to deferral of costs associated with overburden removal in the three months ended September 30, 2005, cost of coal sales increased approximately 12%.

Cost of coal sales. The cost of coal sales increased $36.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($6.8 million); (b) increases in materials, consumables and commodity supply costs, most notably diesel fuel, large equipment tires and explosives ($20.6 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($3.8 million); (d) decreases in purchased coal costs as a result of lower purchased coal volumes ($19.7 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden removal costs ($7.2 million); (f) a charge to expense for a decrease in coal inventories in the third quarter of 2006 compared to a credit from increases in coal inventories during the third quarter of 2005 ($18.2 million); and (g) increases in miscellaneous expenses ($0.7 million). Production costs increased partly due to higher period-over-period production. Cost of coal sales per ton was $15.00 for the three months ended September 30, 2006 compared to $13.50 per ton for the three months ended September 30, 2005. The $13.50 cost of coal sales per ton for the three months ended September 30, 2005 includes a $7.2 million credit related to the deferral of costs associated with overburden removal. Subsequent to the Company’s adoption of Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”) on January 1, 2006, such costs were no longer deferred. Cost of coal sales per ton was $13.90 after adjusting for the impact of the accounting change for overburden removal costs, an increase of approximately 8%.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2006 was $11.3 million compared to $14.5 million for the three months ended September 30, 2005. Period-over-period decreases were due to lower expenses incurred for employee compensation and benefit related expenses ($1.5 million); lower insurance expenses ($0.2 million); and lower miscellaneous overhead expenses including legal and audit fees ($1.5 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $8.0 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to lower cost depletion, partially offset by higher depreciation and amortization. Cost depletion declined by $11.3 million due to a combination of: (a) lack of depletion expense in the 2006 quarter pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $3.3 million in the third quarter of 2006 mainly due to capital additions to plant & equipment during the twelve months ended September 30, 2006.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $18.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Amortization of the liability for below market priced coal supply agreements during the three months ended September 30, 2006 was $8.0 million of credit to expense compared to $26.7 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended September 30, 2006 was $5.7 million of expense compared to $6.2 million of expense in the comparable period of the prior year. During the twelve months ended September 30, 2006, shipments on a number of coal supply agreements valued in purchase accounting were completed.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2005 through September 30, 2006. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	Tons/$	Percent
	(Unaudited, in thousands except sales realization per ton)
Powder River Basin
Tons sold	12,971	11,481	1,490	13%
Average sales realization per ton	$8.27	$7.46	$0.81	11%
Revenues	$107,510	$85,964	$21,546	25%
Income from operations	$13,244	$6,884	$6,360	92%
Northern Appalachia
Tons sold	3,254	3,457	(203)	(6)%
Average sales realization per ton	$39.10	$34.39	$4.71	14%
Revenues	$128,474	$120,707	$7,767	6%
Income from operations	$22,000	$45,818	$(23,818)	(52)%
Central Appalachia
Tons sold	2,002	2,317	(315)	(14)%
Average sales realization per ton	$52.24	$45.66	$6.58	14%
Revenues	$105,685	$108,807	$(3,122)	(3)%
Income from operations	$1,750	$10,781	$(9,031)	(84)%

Powder River Basin—Income from operations increased $6.4 million period-over-period due to increased revenues of $21.5 million, partly offset by increased production costs of $15.1 million. As explained in the revenue section above, the increased revenues resulted from a 13% increase in tons sold from record 2006 quarterly shipments and an 11% increase in average sales realization per ton. We continue to expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues ($2.2 million); (b) diesel fuel and utilities ($3.0 million); (c) repairs and maintenance ($2.2 million); (d) large equipment tires and other operating supplies ($1.0 million); (e) explosives ($1.7 million); (f) labor and employee benefits ($2.4 million); (g) other materials, supplies and services ($0.8 million); and (h) depreciation and amortization ($1.5 million). Production cost increases occurred primarily due to higher period-over-period production. There was a period-over-period $1.1 million reduction in amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed. Production costs in the three months ended September 30, 2005 included a $7.2 million credit for overburden removal costs added to work-in-process inventory offset by $6.5 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of EITF Issue 04-6 effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden removal costs, increased approximately 8% period-over-period for reasons discussed above.

Northern Appalachia—Despite higher revenue of $7.8 million, income from operations decreased by $23.8 million period-over-period from increased production costs of $19.2 million and a $12.4 million increase in costs associated with a reduction in coal inventory. Increased revenues resulted from a 14% increase in average sales realization per ton that was offset by a 6% decrease in tons sold. Fewer tons sold resulted from a decrease in shipments, primarily the result of a 25% decrease in production at the Cumberland mine due to a scheduled longwall move which shut down longwall mining operations for an approximate two week period during the quarter. The prior year third quarter did not contain a longwall move. Shipments from the Emerald mine increased by 8%, reducing coal inventory because production decreased 15% due to sporadic difficult mining conditions experienced during the quarter. Higher production costs were primarily due to increases in the following areas: (a) labor and employee benefit costs ($3.3 million); (b) other materials, supplies and services ($5.5 million); (c) diesel fuel and utilities ($0.4 million); (d) repairs and maintenance costs ($0.9 million); (e) operating supplies ($1.3 million); and (f) property taxes ($0.4 million). Costs associated with the change in coal inventory were $12.4 million higher, while cost depletion expense decreased by $3.2 million from $10.1 million in the 2005 quarter. There was a period-over-period $11.4 million reduction in the credit for amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed. Cost of coal sales per ton increased approximately 43% period-over-period.

Central Appalachia—Income from operations decreased by $9.0 million period-over-period due to decreased revenues of $3.1 million, increased cost of coal sales of $0.3 million, increased depreciation and amortization expense of $1.2 million, a reduced credit to expense for amortization of coal supply agreements of $5.8 million, and a reduced cost depletion expense of $1.4 million. As explained in the revenue section above, the decrease in revenues resulted from a 14% decrease in tons sold, offset by a 14% increase in average sales realizations per ton resulting from the roll-off of lower priced coal sales agreements from 2005. Tons sold decreased primarily due to a 6% combined reduction in tons produced at all mining operations except the Pax surface mine and Laurel Creek underground mine and from lower volumes of purchased coal. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($1.6 million); (b) materials, supplies and services, led by increases in diesel fuel and maintenance and repairs ($4.1 million); and (c) royalties and severance taxes ($1.6 million), offset by purchased coal costs ($9.5 million). Cost of coal sales per ton increased approximately 16% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended September 30, 2006, the Other segment reported a loss from operations of $16.8 million compared to a loss from operations of $12.7 million in the three months ended September 30, 2005. The increased period-over-period loss from operations of $4.1 million was primarily a result of an increased operating loss at the Wabash mine ($6.5 million) due to an approximate 40% decline in production and shipped tons as well as a 13% decline in coal sales realization per ton. As described in the revenue section above, the planned production decline occurred due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and for compliance with federal and state regulations. The operating losses attributable to closed mines were less by $0.6 million in the third quarter of 2006 compared to the third quarter of 2005. Selling, general and administrative expenses not charged out to the other operating segments decreased by $3.8 million period-over-period.

Interest Expense, Net

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(10,941)	$(10,674)	$267	3%
Interest expense—amortization of deferred financing costs	(9,657)	(1,475)	8,182	555%
Interest expense—surety bond and letter of credit fees	(1,872)	(2,561)	(689)	(27)%
Interest expense—other	(588)	(382)	206	54%
Interest income	958	235	723	308%

Interest expense, net	$(22,100)	$(14,857)	$7,243	49%

Interest expense, net for the three months ended September 30, 2006 includes a $9.2 million non-cash write-off of unamortized deferred financing costs recorded as a result of the Company’s amendment to its debt agreement as more fully described in the Liquidity and Capital Resources section below. Excluding this charge, interest expense, net for the three months ended September 30, 2006, was lower than the three months ended September 30, 2005 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Debt related interest expense for the three months ended September 30, 2006 was slightly higher than the debt related interest expense for the three months ended September 30, 2005 due to an approximate 140 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50.0 million of variable rate debt in the second half of 2005.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Income Tax Benefit Increase
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit (expense)	$1,963	$(14,683)	$16,646	113%

For the three months ended September 30, 2006, the $1,963 income tax benefit represented an effective rate of approximately 100%, which was derived from the difference in the projected annual effective rate of 13.6% at September 30, 2006 and 16.3% at June 30, 2006. The projected annual effective rate is determined based upon the projected full year taxable income and projected full year book-to-tax differences. The projected annual effective tax rate was reduced in the three month period ended September 30, 2006 from the previous quarter due to revisions in previous estimates. For the three months ended September 30, 2005 income taxes were provided at an effective rate of approximately 40.9%. The reduction in effective income tax rate period-over-period is primarily due to an increase in the percentage depletion projected at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Because of the excess book depletion adjustments above the tax basis of the coal reserves, percentage depletion from Cumberland which was treated as a temporary difference in the effective income tax rate used during 2005, is now treated as a permanent difference in estimating the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines are expected to generate increased percentage depletion, which is treated as a permanent difference, during 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Nine Months Ended September 30,		Increase
	2006	2005	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$1,094,272	$958,027	$136,245	14%
Other revenue	22,260	18,267	3,993	22%

Total revenues	$1,116,532	$976,294	$140,238	14%

Tons sold	55,603	51,278	4,325	8%
Coal sales realization per ton sold	$19.68	$18.69	$0.99	5%

Coal sales revenues for the nine months ended September 30, 2006 increased by 14% compared to the coal sales revenues for the nine months ended September 30, 2005 as a result of an 8% increase in tons sold and a 5% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.3 million tons (3%) period-over-period mainly as a result of increased shipments and production from the Cumberland mine, and increased shipments from the Emerald mine despite a 1% reduction in production due to sporadic, yet difficult mining conditions experienced throughout the year. Emerald had one scheduled longwall move in the first six months of each year while Cumberland had a scheduled longwall move in the third quarter of 2006.

Coal sales volumes in Central Appalachia were consistent with the prior year, primarily due to higher first quarter of 2006 shipments of purchased coal utilized on selected steam coal contracts and higher shipments from the Pax surface mine, offset by lower shipments from the majority of the remaining mining operations. Production in Central Appalachia declined by 4% between the two periods as 76% higher production at the Pax surface mine was offset by reduced production at all the other West Virginia mining operations, a result of difficult mining conditions experienced throughout the year. The Pax surface mine, which replaced the Simmons Fork mine that depleted its reserves in 2004, began production in the fourth quarter of 2004 and, in 2005, produced 0.6 million tons. The Pax surface mine has been increasing its production during 2006 as mine development progressed to its current state of completion and is expected to produce at an annual rate of approximately 1 million tons per year before the integration of the recently acquired mining assets of Pax South discussed in Significant Property Transactions below.

Coal sales volumes in the Powder River Basin increased by 4.9 million tons (15%) to a record shipment level of 37.3 million tons primarily due to a 24% increase in both production and shipments from the Belle Ayr mine where annual production capacity was increased by 5.0 million tons effective January 1, 2006. Eagle Butte production and shipments increased 8% period-over-period primarily due to favorable second and third quarter of 2006 operating results.

Coal sales volumes from the Illinois Basin decreased by 0.5 million tons (36%), reflecting 38% lower production from the Wabash mine due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations, coupled with a lower clean coal recovery percentage as compared to the same period in 2005. Purchased coal activities by our trading group decreased by approximately 0.4 million tons (74%), compared to the same period in 2005, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 13% and 11%, respectively, in 2006 due to a combination of: (a) substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired; and (b) higher coal quality premiums reflecting both increased prices for sulfur dioxide emission allowances and more favorable coal quality. In the Powder River Basin, coal sales realizations per ton increased by 14% due to the commencement of shipments under higher priced contracts and higher coal quality premiums.

Other revenues for the nine months ended September 30, 2006 increased by $4.0 million (22%) compared to the nine months ended September 30, 2005. The increase was due to the sum of: (a) increased transloading fees ($0.3 million); (b) gains on asset sales ($0.5 million); (c) increased royalty income ($1.7 million); (d) decreased coalbed methane revenues ($1.0 million); and (e) increased miscellaneous revenues ($2.5 million).

Costs and Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$835,890	$697,736	$138,154	20	%(1)
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	38,025	35,307	2,718	8%
Accretion on asset retirement obligations	6,327	6,203	124	2%
Depreciation, depletion and amortization	137,678	160,625	(22,947)	(14)%
Amortization of coal supply agreements	(11,773)	(66,983)	55,210	82%

Total costs and expenses	$1,006,147	$832,888	$173,259	21%

(1)	Excluding the credit related to deferral of costs associated with overburden removal in the nine months ended September 30, 2005, cost of coal sales increased approximately 15%.

Cost of coal sales. The cost of coal sales increased $138.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($26.6 million); (b) increases in materials, consumables and commodity supply costs, most notably diesel fuel, large equipment tires and explosives ($64.9 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($20.3 million); (d) decreases in purchased coal costs as a result of lower purchased coal volumes ($22.6 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden removal costs ($28.6 million); (f) an increase to expense from a decrease of coal inventories in the first nine months of 2006 compared to a decrease to expense from an increase in coal inventories during the first nine months of 2005 ($26.7 million); (g) a decrease in longwall move expense ($4.9 million); (h) a decrease in expenses associated with contractor mining ($2.9 million); and (i) increases in other miscellaneous expenses ($1.4 million). Production costs increased partly due to higher period-over-period production. Cost of coal sales per ton was $15.03 for the nine months ended September 30, 2006 compared to $13.61 per ton for the nine months ended September 30, 2005. The $13.61 cost of coal sales per ton for the nine months ended September 30, 2005 includes a $28.6 million credit related to the deferral of costs associated with overburden removal. Subsequent to the Company’s adoption of EITF Issue 04-6 on January 1, 2006, such costs were no longer deferred. Cost of coal sales per ton was $14.17 after adjusting for the impact of the accounting change for overburden removal costs, an increase of approximately 6%.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2006 was $38.0 million compared to $35.3 million for the nine months ended September 30, 2005. Period-over-period increases were due to additional expenses incurred for employee expenses ($4.2 million), partially offset by lower insurance expenses and reduced sales commissions (combined $0.7 million) and lower outside service expenses including audit fees and Sarbanes Oxley 404 compliance ($0.8 million).

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

Depreciation, depletion and amortization. DD&A includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $22.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to lower cost depletion, partially offset by higher depreciation and amortization. Cost depletion declined by $36.2 million due to a combination of: (a) lack of depletion expense in the first nine months of 2006 pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $13.3 million in the first nine months of 2006 mainly due to capital additions to plant & equipment during the twelve months ended September 30, 2006.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $55.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Amortization of the liability for below market priced coal supply agreements during the nine months ended September 30, 2006 was $27.0 million of credit to expense compared to $86.2 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the nine months ended September 30, 2006 was $15.2 million of expense compared to $19.2 million of expense in the comparable period of the prior year. During the twelve months ended September 30, 2006, shipments on a number of coal supply agreements valued in purchase accounting were completed.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2005 through September 30, 2006. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	Tons/$	Percent
	(Unaudited, in thousands except sales realization per ton)
Powder River Basin
Tons sold	37,318	32,426	4,892	15%
Average sales realization per ton	$8.42	$7.38	$1.04	14%
Revenues	$315,474	$240,671	$74,803	31%
Income from operations	$32,137	$10,223	$21,914	214%
Northern Appalachia
Tons sold	10,613	10,289	324	3%
Average sales realization per ton	$39.05	$34.45	$4.60	13%
Revenues	$418,683	$358,863	$59,820	17%
Income from operations	$120,425	$127,660	$(7,235)	(6)%
Central Appalachia
Tons sold	6,663	6,661	2	—%
Average sales realization per ton	$50.00	$45.00	$5.00	11%
Revenues	$342,026	$308,233	$33,793	11%
Income from operations	$15,445	$42,970	$(27,525)	(64)%

Powder River Basin—Income from operations increased $21.9 million period-over-period due to increased revenues of $74.8 million, partly offset by increased production costs of $52.8 million. As explained in the revenue section above, the increased revenues resulted from a 15% increase in tons sold from record 2006 year-to-date shipments and a 14% increase in average sales realization per ton. The increase in tons sold is primarily due to the expansion of annual capacity at the Belle Ayr mine and favorable second and third quarter of 2006 operating results at the Eagle Butte mine, which resulted in an 8% period-over-period increase in production and shipments, respectively. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues ($14.8 million); (b) diesel fuel and utilities ($10.5 million); (c) repairs and maintenance ($6.0 million); (d) large equipment tires and other operating supplies ($4.9 million); (e) explosives ($3.5 million); (f) labor and employee benefits ($6.2 million); (g) other supplies and services ($1.4 million); and (h) depreciation and amortization ($5.4 million). Certain production cost increases occurred due to higher period-over-period production. There was a period-over-period $3.3 million reduction in amortization of coal supply agreements as shipments on a number of supply agreements valued in purchase accounting were completed. Production costs in the nine months ended September 30, 2005 included a $28.6 million credit for overburden removal costs added to work-in-process inventory offset by a $26.7 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of EITF Issue 04-6, effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden removal costs, increased approximately 9% period-over-period for reasons discussed above.

Northern Appalachia—Despite higher revenue of $59.8 million, income from operations decreased by $7.2 million period-over-period due to increased production costs of $59.5 million and a $7.5 million increase in costs associated with a reduction in coal inventory. Increased revenues resulted from a 3% increase in tons sold and a 13% increase in average sales realization per ton. The increase in shipments was primarily due to a 5% increase in shipments from the Cumberland mine as production in the first half of the year at Cumberland increased as a result of good mining conditions and strong longwall productivity, partially offset by a 25% production decline in the third quarter of 2006, compared to 2005, due to a scheduled longwall move which shut down longwall mining operations for an approximate two week period during the 2006 quarter. Cumberland did not have a longwall move in the first nine months of 2005. Production from the Emerald mine declined slightly period-over-period from sporadic difficult mining conditions experienced throughout the year. Higher production costs were primarily due to increases in the following areas: (a) labor and employee benefit costs ($6.5 million); (b) repairs and maintenance costs ($4.8 million); (c) other materials, supplies and services ($9.0 million); (d) insurance premiums ($0.8 million); (e) diesel fuel and utilities ($1.5 million); (f) depreciation and amortization ($3.7 million); (g) reduced credit for amortization of coal supply agreements ($37.2 million); (h) operating supplies ($3.5 million); (i) royalties, excise taxes and coal production taxes, which correspond to changes in coal sales revenues ($1.1 million); and (j) change in coal inventory ($7.5 million). These increases were partly offset by reduced cost depletion of $5.4 million; and (k) lower longwall move costs ($4.9 million). Cost of coal sales per ton increased approximately 11% period-over-period.

Central Appalachia—Income from operations decreased by $27.5 million period-over-period due to increased cost of coal sales of $44.2 million, increased depreciation and amortization expense of $3.6 million and a reduced credit to expense for amortization of coal supply agreements of $17.6 million, partly offset by increased revenues of $33.8 million and reduced cost depletion expense of $4.0 million. The increase in revenues resulted from an 11% increase in average sales realizations per ton resulting from the roll-off of lower priced coal sales agreements from 2005. Tons sold remained constant despite increased tons that were purchased and resold and a period-over-period 76% and 64% increases in production and shipments, respectively, at the Pax surface mine due to the completion of mine development. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($7.0 million); (b) materials, supplies and services, led by increases for maintenance and repairs, diesel fuel, explosives and contract trucking ($17.8 million); (c) purchased coal ($29.6 million); and (d) royalties and severance taxes ($5.0 million). Cost of coal sales per ton increased approximately 17% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the nine months ended September 30, 2006, the Other segment reported a loss from operations of $57.6 million compared to a loss from operations of $37.4 million in the nine months ended September 30, 2005. The increased period-over-period loss from operations of $20.2 million was primarily a result of an increased operating loss at the Wabash mine ($20.3 million) due to: (a) an approximate 40% decline in production and shipments, as described in the revenue section above; (b) higher cost of coal sales; and (c) a reduced credit to expense from amortization coal supply agreements. The operating losses attributable to closed mines were less by $3.4 million in the first nine months of 2006 compared to the first nine months of 2005. The increase in selling, general and administrative expenses not charged out to the other operating segments was de minimis period-over-period.

Interest Expense, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(32,583)	$(31,973)	$610	2%
Interest expense—amortization of deferred financing costs	(11,091)	(3,022)	8,069	267%
Interest expense—surety bond and letter of credit fees	(5,209)	(7,466)	(2,257)	(30)%
Interest expense—other	(1,823)	(1,308)	515	39%
Interest income	2,184	637	1,547	243%

Interest expense, net	$48,522	$43,132	$5,390	12%

Interest expense, net for the nine months ended September 30, 2006 includes a $9.2 million non-cash write-off of unamortized deferred financing costs recorded as a result of the Company’s amendment to its debt agreement as more fully described in the Liquidity and Capital Resources section below. Excluding this charge, interest expense, net for the nine months ended September 30, 2006, was lower than the nine months ended September 30, 2005 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Debt related interest expense for the nine months ended September 30, 2006 was slightly higher than the debt related interest expense for the nine months ended September 30, 2005 due to an approximate 130 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50 million of variable rate debt in the second half of 2005.

Income Tax Expense

	Nine Months Ended September 30,		Income Tax Expense Decrease
	2006	2005	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$8,417	$39,949	$(31,532)	(79)%

For the nine months ended September 30, 2006, income taxes were provided at an effective rate of approximately 13.6% based on projected full year taxable income and projected full year book-to-tax differences. For the nine months ended September 30, 2005 income taxes were provided at an effective rate of approximately 39.8%. The reduction in effective income tax rate period-over-period is primarily due to an increase in the percentage depletion projected at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Because of the excess book depletion adjustments above the tax basis of the coal reserves, percentage depletion from Cumberland, which was treated as a temporary difference in the effective income tax rate used during 2005, is now treated as a permanent difference in estimating the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines are expected to generate increased percentage depletion, which is treated as a permanent difference, during 2006.

Expected Coal Production

100% of our 2006 projected production is committed and priced. As of October 17, 2006, uncommitted and unpriced tonnage was 8%, 32% and 53% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 16%, 43% and 75% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008 and 2009, respectively.

In 2006 through 2009, the Company expects coal production within the following ranges:

Expected Coal Production (Millions of Tons)
	2006	2007	2008	2009
East	21.0—22.0	21.5—23.5	21.5—23.5	21.5—23.5
West	49.0—50.0	49.0—51.0	54.0—56.0	54.0—56.0
Total Consolidated	70.0—72.0	70.5—74.5	75.5—79.5	75.5—79.5

Based on its committed and priced planned production as of October 17, 2006, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $41.25 to $42.00 per ton in 2006. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $8.25 to $8.60 per ton in 2006. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and sulfur dioxide emissions prices in the range of $620 to $720 per ton. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2006.

Significant Property Transaction

In the third quarter of 2006, Pioneer Fuel Corporation, an indirect wholly owned subsidiary of the Company, purchased mining assets from Appalachian Fuels, LLC for $15.4 million. The purchased assets consisted of approximately 7.3 million tons of reserves, land and mining equipment. The acquired reserves are located adjacent to and will be integrated with the existing Pax surface operations and jointly managed. The acquired mine, referred to as Pax South, is expected to produce up to 720,000 tons per year, after it reaches full capacity, and to provide other synergies to existing properties. In accordance with terms set forth in the asset purchase agreement, $1.0 million of the purchase price was withheld for contingencies, but will be remitted to Appalachian Fuels eighteen months after the acquisition date if no contingencies materialize. The Company also recorded $1.2 million for the estimated asset retirement obligations associated with the acquired assets. In a separate transaction, coal stockpiles containing an estimated 8,300 tons were also acquired from Appalachian Fuels, LLC for $0.2 million.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the nine months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30,
	2006	2005
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$158,003	$107,619
Investing activities (primarily capital expenditures)	(132,639)	(96,848)
Financing activities—borrowings(1)	—	76,000
Financing activities—repayments(1)	—	(96,000)
Financing activities—stock option exercise proceeds and excess tax benefit from stock-based awards	18,151	—
Financing activities—proceeds from interest rate swap termination	2,259	—
Financing activities—dividends on common stock	(6,817)	(449,890)
Financing activities—deferred financing costs	(4,443)	—
Financing activities—common stock repurchase	(11,889)	—
Other	—	(182)

Change in cash and cash equivalents	$22,625	$(459,301)

(1)	The borrowings during the nine months ended September 30, 2005 in the amount of $76.0 million represent use of the revolving credit facility to maintain day-to-day liquidity. Repayments during the nine months ended September 30, 2005 include $76.0 million related to the revolving credit facility and $20.0 million related to the repayment of long-term debt.

Cash provided by operating activities increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the content of changes in non-cash adjustments to income and smaller changes in operating working capital, principally trade accounts receivable and inventories.

Cash used in investing activities increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily from an increase in capital expenditures and the acquisition of mining assets. Capital expenditures in the nine months ended September 30, 2006 totaled $119.7 million, including a total of $55.2 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois; and (e) the acquisition and implementation of company wide enterprise resource planning (“ERP”) software. Capital expenditures for the nine months ended September 30, 2005 totaled $102.2 million, including a total of $42.3 million of expenditures related to the following projects: (a) expansion of the Belle Ayr Mine in the Powder River Basin; (b) development of the Pax surface mine in Central Appalachia; (c) addition of a continuous mining unit to the Kingston Mine in Central Appalachia; (d) the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet; and (e) upgrades to the rail loading facility at Emerald.

Cash provided by financing activities during the nine months ended September 30, 2006 consisted of $7.5 million in cash proceeds from exercise of nonqualified stock options; $10.7 million in excess income tax benefit from issuance of stock-based awards; and $2.3 million in cash proceeds from the settlement of the interest rate swaps, offset by quarterly cash dividends of $6.8 million ($0.05 per share paid in March, June and September 2006, respectively); $11.9 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter; and $4.4 million for the payment of financing costs related to bank debt refinancing activities in the third quarter. Cash used in financing activities for the nine months ended September 30, 2005 included a $20.0 million voluntary advance principal payment on the long-term portion of the Company’s term loan component of the Senior Secured Credit Facility; and the payment of $449.9 million of cash dividends, including $444.1 million of cash dividends related to the IPO that were accrued as of December 31, 2004 and paid on January 4, 2005. The remaining $5.8 million in cash dividends were quarterly dividends of $0.04 per share paid in March and June 2005, respectively, and $0.05 per share paid in September 2005.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have borrowing availability under our revolving credit facility, subject to certain conditions.

As of September 30, 2006, we have outstanding $635.0 million in aggregate indebtedness, with an additional $327.2 million of available borrowings under our revolving credit facility after giving effect to $172.8 million of letters of credit outstanding as of September 30, 2006. Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures.

Based on our current levels of operations, we believe that remaining cash on hand, cash flow from operations and available borrowings under the revolving credit portion of our Senior Secured Credit Facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

Bank Debt Refinancing

Effective July 7, 2006, the Company completed an $835.0 million amended and restated Senior Secured Credit Facility agreement (the “new facility”) consisting of a five-year $335.0 million Term Loan A and a five-year $500.0 million revolving credit facility. The new facility, which expires in July 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500.0 million for borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. Costs of $4.4 million incurred in connection with the issuance of the new facility were capitalized and are being amortized over the term of the related indebtedness of five years, using the effective interest method. As of September 30, 2006, the Company had $327.2 million of available borrowings under its revolving credit facility, after giving effect to $172.8 million of letters of credit outstanding and had $335.0 million outstanding borrowings under the Term Loan A component of the new facility. The new facility replaces the existing Senior Secured Credit Facility (the “original facility”) and provides more favorable pricing and financial flexibility then the original facility. The $500.0 million revolving credit facility will be used for general corporate purposes including working capital, capital expenditures and letters of credit.

In the third quarter of 2006, the Company wrote-off $9.2 million of non-cash unamortized deferred financing costs associated with the original Senior Secured Credit Facility which is included in “Interest expense” in the Statements of Consolidated Operations and Comprehensive (Loss) Income.

Interest Rate Swaps

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85.0 million. These swap agreements essentially converted $85.0 million of the Company’s variable rate borrowings under the then existing facility to fixed rate borrowings for a three year period that began on September 30, 2004. The maturity date on the swap agreements is September 28, 2007. The Company designated these interest rate swaps as cash flow hedges of the variable interest payments and recorded the quarterly changes in the fair value of the instruments in “Other noncurrent assets” with an offsetting unrealized gain, net of tax expense, in “Accumulated other comprehensive loss.”

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2.4 million derivative asset included in “Other noncurrent assets” in the Company’s consolidated financial statements at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in “Accumulated other comprehensive loss” will be recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments.

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

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. Through September 30, 2006, the Company expended $11.9 million to repurchase 323,000 shares of its common stock at an average price of $36.81 under the Repurchase Program.

Covenant Compliance

FCC is required to comply with certain financial covenants which are considered material terms of the Senior Secured Credit Facility and the indenture governing FCC’s outstanding 7.25% Senior Notes. Information about the financial covenants is material to an investor’s understanding of FCC’s financial condition and liquidity. The breach of covenants in the Senior Secured Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Secured Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Credit Facility and indenture, FCC’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

As of September 30, 2006, FCC was in compliance with all required financial covenants of the July 7, 2006 amended and restated Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of September 30, 2006.

	2006	2007-2008	2009-2010	After 2010	Total
	(Unaudited, in thousands)
Long-term debt and capital leases	$—	$25,125	$58,625	$551,250	$635,000
Cash interest on long-term debt(1)	10,647	85,174	85,174	88,356	269,351
Cash payments for asset retirement obligations	1,195	1,077	7,003	213,191	222,466
Unconditional purchase commitments	53,586	166,485	—	—	220,071
Operating leases	1,483	5,454	3,753	4,623	15,313

Total	$66,911	$283,315	$154,555	$857,420	$1,362,201

(1)	The variable interest rate on debt is 6.22%, reflecting a LIBOR estimate, based on the five year swap rate effective September 30, 2006, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $150.0 million to $170.0 million in capital expenditures during calendar year 2006 of which $100.0 million to $110.0 million is to maintain production and replace mining equipment. The additional $50.0 million to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $43.0 million of expected fourth quarter 2006 capital expenditures are included in unconditional purchase commitments shown above. The remaining fourth quarter 2006 unconditional purchase commitments consist of $2.9 million for purchased coal and $7.7 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $166.5 million in 2007-2008 consists of $25.7 million for purchased coal, $112.7 million for future capital expenditures, and $28.1 million pertaining to forward contracts to purchase diesel fuel in 2007 in normal quantities for use at our surface mines. We expect to contribute approximately $12.2 million to our defined benefit retirement plans and to pay approximately $23.5 million of retiree health care benefits in calendar year 2006. We also expect to incur approximately $7.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these 2006 obligations, plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $267.7 million as of September 30, 2006, of which $242.8 million secured reclamation obligations, $12.6 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $172.8 million of letters of credit in place for the following purposes: $36.6 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $106.2 million for collateral for reclamation surety bonds; and $6.6 million for other miscellaneous obligations. In the last few years, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our outlook for the coal markets in the United States remains positive. The U. S. economy grew at an annual rate of 3.5% in 2005 and at a preliminary annual rate of 3.3% in the first nine months 2006 as reported by the U.S. Commerce Department. U. S. electricity generation increased by 1.7% during 2005 and 0.8% through the first eight months of 2006, as reported by the Energy Information Agency. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, weather conditions and high prices for alternative fuels for electricity generation. A slowing in the rate of growth for electricity combined with increased output from nuclear, natural gas and hydro generating plants in the first eight months of 2006 has caused coal-fired electricity generation to trail 2005 levels through August by 0.8%.

Approximately 91,000 megawatts of new coal fired electric generation has been proposed in the United States with the largest percentages of proposed projects located in the Midwest and West. About 26,000 megawatts of this total is still in the very early stages of development with an additional 42,000 megawatts in the proposal stage. But projects representing about 23,000 megawatts of this total have moved forward to the stage of obtaining permits, power sales agreement and/or project refinancing. In addition, there is increasing interest in coal gasification and coal liquefaction projects. The high level of interest in new coal fired electric generating facilities, coal gasification and coal liquefaction is a strong indicator of increasing future demand for coal in the United States.

During the first eight months of 2006, growth in electrical generation was less than predicted primarily due to warm winter and spring weather across much of the United States. In addition, U. S. coal production increased by 3.0% through October 21, 2006 from the year-ago comparable period. This has allowed rebuilding of coal stockpiles at electrical generation plants compared to the distressed levels of late 2005. At August 2006, coal stockpiles are within the five year average range and at their highest levels since June 2003. Electric generating plants using Western coal continue to have lower stockpiles than plants using Eastern coal.

The ability of the railroads to ship the demanded quantities of coal was improved during the first nine months of 2006. Shipments from the Powder River Basin for the full year 2006 are forecast to increase modestly from 2005, but not to the levels needed to satisfy demand for Powder River Basin coal. There is uncertainty as to whether we will be able to ship all of the approximately 50.5 million tons that we have sold from the Powder River Basin in 2006. The performance of the Eastern railroads tends to be more mine specific.

In response to price erosion and continuing cost pressures, several coal producers in Central Appalachia have recently announced plans to idle high cost mines. Coal producers in Northern Appalachia and the Powder River Basin have recently announced deferrals of previously announced mine expansion projects. These measures are expected to tighten coal supplies, thereby improving the balance of supply and demand.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for United States coal is strong relative to historical pricing levels, but has declined during the first nine months of 2006 in response to increased production and reduced demand for coal fired electrical generation. As of October 17, 2006, we have committed and priced 100% of our planned 2006 production. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could adversely affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. In addition, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

We may also experience difficult geologic conditions, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the forward looking statements listed at the beginning of this ITEM 2 for additional considerations regarding our outlook.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008. The Company has not yet determined the impact of SFAS No. 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. The Company expects to adopt SFAS No. 158 on December 31, 2006. The Company is currently evaluating the impact of SFAS No. 158 on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt this Interpretation on January 1, 2007. The Company is currently evaluating this Interpretation and has not determined its impact on the consolidated financial statements.

The Company adopted EITF Issue 04-6 on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60.4 million which were classified on the Consolidated Balance Sheets as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39.3 million, net of tax of $21.1 million, thereby removing the $60.4 million current asset previously classified on the Consolidated Balance Sheets as a component of work-in-process (deferred overburden) inventory.

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

The Company has three types of stock-based awards: restricted stock units; restricted stock; and options. Total compensation expense related to the stock-based awards recognized in “Selling, general and administrative expense” for the three months ended September 30, 2006 was $0.8 million, consisting of $0.4 million, $0.1 million and $0.3 million for restricted stock units, restricted stock and options, respectively. Total compensation related to the stock-based awards recognized in “Selling, general and administrative expense” for the nine months ended September 30, 2006 was $2.2 million, consisting of $1.0 million, $0.2 million and $1.0 million for restricted stock units, restricted stock, and options, respectively. For the three months and nine months ended September 30, 2005, compensation expense of $0.7 million and $1.0 million, respectively, was recognized as a component of “Selling, general and administrative expense” for restricted stock units. No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to options for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Unaudited, thousands)
Income before income tax expense	$(310)	$(1,038)
Income tax expense	309	141

Net income	$(1)	$(897)

Basic earnings per common share	$—	$(0.02)

Diluted earnings per common share	$—	$(0.02)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the Statements of Consolidated Cash Flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $10.7 million and $0 during the nine months ended September 30, 2006 and 2005, respectively.

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

See Note 14 in ITEM 1 for additional disclosures relating to the compensation cost related to nonvested awards not yet recognized and the expected period of recognition and valuation methodologies used in determining the fair value of options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of October 17, 2006, we had sales commitments for approximately 100% of our planned 2006 production. As of October 17, 2006, uncommitted and unpriced tonnage was 8%, 32% and 53% of planned production in 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage as 16%, 43% and 75% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008 and 2009, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of September 30, 2006, the Company has entered into forward purchase commitments for approximately 80% of the diesel fuel that it expects to consume during calendar year 2006 at prices ranging from $1.73 per gallon for our Powder River Basin mines to $2.04 per gallon for our Central Appalachian mines. For expected consumption during calendar year 2007 at our Powder River Basin mines, the Company entered into forward purchase commitments for approximately 83% of expected diesel fuel usage at $2.02 per gallon. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the nine months ended September 30, 2006 and 2005, the cost of diesel fuel represented approximately 4% and 2.8%, respectively, of the Company’s consolidated cost of coal sales.

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

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. We have exposure to changes in interest rates through our bank term loan and our revolving credit facility. To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps.

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated existing swap agreements. On July 11, 2006, the Company monetized a $2.4 million derivative asset included in other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a resulting $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in accumulated other comprehensive income (loss) will be recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments.

As we continue to monitor the interest rate environment in concert with our risk mitigation objectives, consideration is being given to future interest rate risk reduction strategies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 20, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2005, as filed March 16, 2006 and the related Form 10K/A filed October 6, 2006 and on the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed August 9, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchase of equity securities(1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)(2)
July 1, 2006 through July 31, 2006	273,000	$36.56	273,000	$90,017
August 1, 2006 through August 31, 2006	50,000	$38.13	50,000	$88,111
September 1, 2006 through September 30, 2006	—	$—	—	$88,111

Total	323,000	$36.81	323,000	$88,111

(1)	On July 18, 2006, Foundation announced a share repurchase program that authorizes Foundation to repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000.

(2)	Management cannot estimate the number of shares that will be repurchased because decisions to purchase are made based on company outlook, business conditions and current investment opportunity.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

(a)	The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/S/ JAMES F. ROBERTS JAMES F. ROBERTS	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/S/ FRANK J. WOOD FRANK J. WOODS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1*	Form of certificate of the Company’s common stock.

4.2*	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto.

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to the Company’s Form 8-K on February 23, 2006 and incorporated by reference.

4.3	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 7, 2006 by and among Foundation Coal Corporation, Foundation PA Coal Company, LLC, the Lenders named therein and Citicorp North America, Inc. as Administrative Agent and Collateral Agent and the Issuing Banks and other agents party thereto, previously filed as an exhibit to the Company’s Form 8-K on July 13, 2006, and incorporated by reference.

10.1	Restricted Stock Unit Agreement dated as of July 1, 2006 by and between Foundation Coal Corporation and Allen S. Pack, Jr., previously filed as an exhibit to the Company’s Form 8-K on July 7, 2006, and incorporated by reference.

10.2	Amended and Restated Employment Agreement dated as of September 27, 2006, by and between Foundation Coal Corporation and Allen S. Pack, Jr., previously filed as an exhibit to the Company’s Form 8-K on October 2, 2006, and incorporated by reference.

31.1**	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s registration statement on Form S-1 (SEC File No. 333-118427).

**	Filed herewith.