Form 10-Q
period 2007-03-31
Foundation Coal Holdings, Inc.
filed 2007-05-10
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 45,210,188 shares of common stock outstanding on April 30, 2007.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,935	$33,720
Trade accounts receivable	123,412	119,603
Inventories, net	49,484	36,771
Deferred income taxes	15,525	15,525
Prepaid expenses	25,562	30,790
Other current assets	5,000	4,238

Total current assets	241,918	240,647

Owned surface lands	32,303	30,388
Plant, equipment and mine development costs, net	633,983	626,234
Owned and leased mineral rights, net	982,237	1,003,804
Coal supply agreements, net	28,463	31,343
Other noncurrent assets	16,469	17,164

Total assets	$1,935,373	$1,949,580

LIABILITIES
Current liabilities:
Current portion of long-term debt	$4,187	$—
Trade accounts payable	23,970	41,584
Accrued expenses and other current liabilities	156,356	162,014

Total current liabilities	184,513	203,598

Long-term debt	622,438	626,625
Deferred income taxes	920	8,273
Coal supply agreements, net	20,213	24,223
Postretirement benefits	541,005	536,628
Other noncurrent liabilities	257,414	252,420

Total liabilities	1,626,503	1,651,767

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100.0 million shares authorized, 45.8 million shares issued and 45.1 million shares outstanding at March 31, 2007; 45.8 million shares issued and 45.4 million shares outstanding at December 31, 2006	458	458
Additional paid-in capital	281,769	279,436
Retained earnings	85,519	63,220
Accumulated other comprehensive loss	(33,720)	(33,412)
Treasury stock, at cost: 0.8 million shares at March 31, 2007; 0.3 million shares at December 31, 2006	(25,156)	(11,889)

Total stockholders’ equity	308,870	297,813

Total liabilities and stockholders’ equity	$1,935,373	$1,949,580

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Operations and Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Coal sales	$386,232	$387,602
Other revenue	8,690	7,723

Total revenues	394,922	395,325

Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	284,242	290,242
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	13,827	12,584
Accretion on asset retirement obligations	2,372	1,905
Depreciation, depletion and amortization	51,084	44,297
Amortization of coal supply agreements	(1,130)	(6,198)
Employee termination costs	2,252	—

Income from operations	42,275	52,495
Other income (expense):
Interest expense	(13,020)	(13,674)
Interest income	632	368

Income before income tax expense	29,887	39,189
Income tax expense	(5,333)	(7,881)

Net income	24,554	31,308
Components of other comprehensive income:
Amortization of employee benefit plan costs, net of tax expense of $42 in 2007	62	—
Unrealized gain on interest rate swaps, net of tax expense of $83 in 2006	—	129
Reclassification of unrealized gain on interest rate swap into income	(370)	—

Comprehensive income	$24,246	$31,437

Basic earnings per common share	$0.54	$0.69
Diluted earnings per common share	$0.53	$0.67
Weighted-average shares—basic	45,121,903	45,132,207
Weighted-average shares—diluted	46,387,018	46,674,499
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$24,554	$31,308
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	2,372	1,905
Depreciation, depletion and amortization	49,954	38,099
Amortization of deferred financing costs	457	717
Gain on sale of assets	(343)	(332)
Non-cash stock compensation	1,663	848
Deferred income taxes	(7,394)	(3,447)
Asset retirement obligations	(108)	(438)
Retirement of plant, equipment and mine development costs	—	46
Employee termination costs	2,252	—
Other	119	(41)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,809)	342
Inventories, net	(12,829)	1,528
Prepaid expenses and other current assets	4,466	1,022
Other noncurrent assets	224	720
Trade accounts payable	(17,614)	629
Accrued expenses and other current liabilities	(3,348)	(17,548)
Noncurrent liabilities	11,162	10,268

Net cash provided by operating activities	51,778	65,626

Investing activities:
Purchases of property, plant and equipment	(48,059)	(39,960)
Proceeds from disposition of property, plant and equipment	349	406

Net cash used in investing activities	(47,710)	(39,554)

Financing activities:
Payment of cash dividends	(2,255)	(2,262)
Proceeds from issuance of common stock	315	4,547
Excess tax benefit from stock-based awards	354	5,553
Common stock repurchase	(13,267)	—

Net cash (used in) provided by financing activities	(14,853)	7,838

Net (decrease) increase in cash and cash equivalents	(10,785)	33,910
Cash and cash equivalents at beginning of period	33,720	22,432

Cash and cash equivalents at end of period	$22,935	$56,342

Supplemental cash flow information:
Cash paid for interest	$17,196	$17,274
Cash paid for income taxes, net of refunds	$(495)	$4,202

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2006, filed March 1, 2007.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred income taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three months ended March 31, 2007 may not necessarily be indicative of the results to be expected in future quarters or for the twelve months ended December 31, 2007.

(2)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit pension and other postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company has not yet determined the impact of the adoption of the measurement date provision on the consolidated financial statements.

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

At January 1, 2007, the cumulative effect of adoption of FIN 48 was zero. Our liability at the date of adoption for unrecognized tax benefits was $9,671. If recognized, $3,769 would affect the effective tax rate; however, the Company does not expect that these unrecognized tax benefits will significantly change this year. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $163.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Our United States federal tax obligations have been settled through the year 2002, although certain carry forward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be used in periods subsequent to 2002.

(3)	Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Saleable coal	$24,459	$16,052
Raw coal	3,979	2,199
Materials and supplies	26,825	23,620

	55,263	41,871
Less materials and supplies reserve for obsolescence	(5,779)	(5,100)

	$49,484	$36,771

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Prepaid royalties	$1,211	$1,427
Prepaid longwall move expense	8,364	8,628
Prepaid SO2 emission allowances	1,380	2,052
Prepaid taxes	5,309	6,330
Prepaid insurance	6,781	10,796
Other	2,517	1,557

	$25,562	$30,790

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$32,303	$30,388

Owned and leased mineral rights	$1,253,218	$1,253,127
Less accumulated depletion	(270,981)	(249,323)

	$982,237	$1,003,804

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$821,647	$798,159
Mine development costs	34,374	27,507
Internal use software	35,603	30,726
Coalbed methane equipment and development costs	8,850	7,022

	900,474	863,414

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(254,761)	(226,788)
Mine development costs	(3,969)	(3,368)
Internal use software	(6,483)	(5,911)
Coalbed methane equipment and development costs	(1,278)	(1,113)

	(266,491)	(237,180)

	$633,983	$626,234

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Receivables from asset dispositions	$1,839	$1,839
Unamortized deferred financing costs, net	11,702	12,159
Advance mining royalties	1,405	1,657
Other	1,523	1,509

	$16,469	$17,164

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Accrued federal and state income taxes	$11,421	$2
Wages and employee benefits	27,733	33,619
Employee termination costs	2,252	—
Postretirement benefits other than pension	21,420	21,420
Interest	3,625	9,063
Royalties	6,713	6,271
Taxes other than income taxes	36,795	35,409
Asset retirement obligations	2,887	2,940
Workers’ compensation	8,140	8,140
Deferred equipment purchase commitment	8,674	4,337
Accrued capital expenditures	1,494	10,495
Other	25,202	30,318

	$156,356	$162,014

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Postemployment benefits	$4,872	$4,803
Pension benefits	46,927	45,387
Workers’ compensation	23,136	23,347
Minimum royalty obligations	81	81
Black lung reserves	11,690	11,305
Contract settlement accrual	12,509	13,986
Asset retirement obligations	124,393	122,076
Deferred production tax	15,219	9,642
Deferred credits and other	6,942	6,140
Deferred equipment purchase commitment	11,645	15,653

	$257,414	$252,420

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in its underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The current portion of the deferred equipment purchase commitment liability of $8,674 is recorded in Accrued expenses and other current liabilities. See Note 7. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

(9)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Unrealized gain on interest rate swaps	$744	$1,114
Defined benefit pension, postretirement and other Company sponsored plans	(34,464)	(34,526)

	$(33,720)	$(33,412)

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$1,531	$1,393
Interest cost	2,954	2,688
Expected return on plan assets	(2,928)	(2,648)
Amortization of:
Prior service cost	(2)	(3)
Actuarial losses	62	27

Net expense	$1,617	$1,457

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance costs are as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$2,256	$2,200
Interest cost	8,140	7,848
Amortization of actuarial losses	—	572

Net expense	$10,396	$10,620

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Components of Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$182	$176
Interest cost	334	329
Expected return on plan assets	(131)	(144)
Amortization of actuarial losses	44	50

Net expense	$429	$411

(11)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At March 31, 2007, 2,101,648 shares of common stock were available for grant under the Plan.

The Company has three types of stock-based awards: restricted stock units, restricted stock and options. Total compensation expense related to the stock-based awards recognized in Selling, general and administrative expense for the three months ended March 31, 2007 was $1,663, consisting of $1,131, $98 and $434 for restricted stock units, restricted stock and options, respectively. Compensation expense related to the stock-based awards recognized in Selling, general and administrative expense for the three months ended March 31, 2006 was $848, consisting of $408, $52 and $388 for restricted stock units, restricted stock and options, respectively.

(12)	Interest Rate Swaps

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps was for three years. Under these swaps, the Company received a variable rate of three month US dollar LIBOR and paid a fixed rate of 3.26%. Settlement of interest payments occurred quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Secured Credit Facility. These swap agreements essentially converted $85,000 of the Company’s variable rate borrowings under the Senior Secured Credit Facility to fixed rate borrowings for a three-year period beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate debt through September 2007 under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”).

In connection with the closing of the $835,000 amended and restated Senior Secured Credit Facility agreement on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in Other noncurrent assets on the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps. The $1,841 unrealized gain at June 30, 2006 from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss is being amortized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments. At December 31, 2006, the unamortized unrealized gain on the swaps was $1,114. During the three months ended March 31, 2007, the Company amortized $370, which was recorded as an offset against Interest expense.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(13)	Asset Retirement Obligations

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect the public health and environment and believes its operations are in material compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the exact amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2006 through March 31, 2007:

Asset retirement obligation, December 31, 2006	$125,016
Accretion expense	2,372
Revisions in estimated cash flows and liabilities incurred	—
Payments	(108)

Asset retirement obligation, March 31, 2007	$127,280

The current portions of the asset retirement obligation liabilities of $2,887 and $2,940 at March 31, 2007 and December 31, 2006, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portion of the Company’s asset retirement obligation liabilities of $124,393 and $122,076 at March 31, 2007 and December 31, 2006, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2007 or December 31, 2006. At March 31, 2007, regulatory obligations for asset retirements are secured by surety bonds in the amount of $237,433. These surety bonds are partially collateralized by letters of credit issued by the Company.

(14)	Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

On February 12, 2007, the Board of Directors declared a cash dividend for the first quarter of $0.05 per share to shareholders of record on March 16, 2007. The $2,255 dividend was paid on March 29, 2007.

During the three months ended March 31, 2007, 44,936 options were exercised.

Earnings Per Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Weighted-average shares outstanding—basic	45,121,903	45,132,207
Dilutive impact of stock options	1,205,452	1,496,638
Dilutive impact of restricted stock plans	59,663	45,654

Weighted-average shares outstanding—diluted	46,387,018	46,674,499

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Common Share Repurchase

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the three months ended March 31, 2007, the Company expended $13,267 to repurchase 433,653 shares of its common stock at an average price of $30.59 per share under the Repurchase Program.

(15)	Segment Information

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

Operating segment results for the three months ended March 31, 2007 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$115,741	$148,139	$116,673	$14,369	$394,922
Income (loss) from operations	20,830	40,110	3,125	(21,790)	42,275
Depreciation, depletion and amortization	10,627	21,824	17,019	1,614	51,084
Amortization of coal supply agreements	872	546	(2,359)	(189)	(1,130)
Capital expenditures	2,591	17,276	15,198	12,994	48,059
Total assets at March 31, 2007	$479,949	$875,045	$464,316	$116,063	$1,935,373

Operating segment results for the three months ended March 31, 2006 are as follows (unaudited):

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$103,329	$151,647	$124,666	$15,683	$395,325
Income (loss) from operations	8,530	54,014	10,453	(20,502)	52,495
Depreciation, depletion and amortization	10,288	18,026	14,003	1,980	44,297
Amortization of coal supply agreements	3,518	(2,583)	(7,136)	3	(6,198)
Capital expenditures	4,938	8,222	21,521	5,279	39,960
Total assets at March 31, 2006	$510,388	$879,076	$462,009	$113,782	$1,965,255

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(16)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Royalty income	$793	$428
Synfuel fees	1,279	2,139
Coalbed methane	728	1,138
Transloading and plant processing fees	184	835
Gain on sale of assets	343	332
Combined Benefit Fund refund	1,325	—
Dry Systems Technology equipment and filter sales	1,011	1,093
Other	3,027	1,758

Total other revenue	$8,690	$7,723

(17)	Commitments and Contingencies

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred.

Asset Retirement Obligations

At March 31, 2007, the Company’s accruals for reclamation and mine closure totaled $127,280. The portion of the costs expected to be incurred within one year of March 31, 2007 is $2,887, and is included in Accrued Expenses and other current liabilities. See Note 7. At March 31, 2007, these regulatory obligations are secured by surety bonds in the amount of $237,433. These surety bonds are partially collateralized by letters of credit issued by the Company.

Guarantees

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are indirect wholly owned subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 (“Birchwood Contract”). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp. or the Company. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, the Company agreed to defend, indemnify and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, the Company and Arch acknowledged the continuing validity and effect of said Agreement & Release.

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

Other Uncertainties

The Company recently replaced the enterprise software that it uses for financial reporting and controls, payroll and benefit administration, equipment maintenance and materials management. The new systems went live during the first week of April and are undergoing a period of stabilization. If the systems prove unstable and are not able to properly process information, the Company may have to rely upon manual transaction and reporting processes that have not been planned, designed or tested.

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Letters of Credit

At March 31, 2007, the Company had $159,183 of letters of credit outstanding under its revolving credit facility.

(18)	Employee Termination Costs

As further discussed in Note 19, on April 4, 2007, Wabash Mine Holding Company (“Wabash”), a wholly owned subsidiary of the Company, announced the closure of the Wabash mine in southern Illinois. The mining operation had become economically unviable as a result of a combination of factors, including aging infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the United Mine Workers of America (“UMWA”), which represented the hourly workforce at the mine.

As a result of the closure, the Company recognized employee termination costs for salaried employees resulting from ongoing benefit obligations of $2,252 in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. These costs are recorded as Employee termination costs in the Statements of Consolidated Operations and Comprehensive Income for the three months ended March 31, 2007. The Wabash mine is included in the Company’s Other segment. See Note 15.

(19)	Subsequent Events

Wage agreements between three affiliates of the Company and the UMWA expired on or shortly after March 31, 2007. Specifically, the UMWA wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007 and the UMWA wage agreements with Cumberland Coal Resources, LP (“Cumberland”) and Emerald Coal Resources, LP (“Emerald”) expired at 11:59 p.m. on April 1, 2007. Negotiations between these respective subsidiaries and the UMWA commenced in early January of 2007 but intensified in late March of 2007 and continued through April 3, 2007. Emerald Coal Resources, LP and Cumberland Coal Resources, LP reiterated their willingness to sign the 2007 National Bituminous Coal Operators Association (“BCOA”) UMWA wage agreement. The Company would not sign the BCOA Agreement for Wabash. The hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time, alleging unfair labor practices by Wabash, Emerald and Cumberland, the UMWA represented hourly workforces struck the Wabash, Emerald and Cumberland mines. On the same day, Wabash announced the closure of the Wabash Mine in southern Illinois. See Note 18.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

On April 10, 2007, negotiations between the UMWA and the three subsidiaries resumed. In the early evening of April 12, 2007, it was announced that the UMWA and the three subsidiaries had reached agreement and that the workforces at Emerald and Cumberland would return to work. Wabash remained closed and the effects of the closure had been negotiated with the UMWA.

As discussed in Note 18, due to the Wabash closure, the Company recognized employee termination costs for salaried employees resulting from ongoing benefit obligations. Additional termination costs of approximately $3,500 related to hourly union employees were negotiated in April 2007. Such costs qualify as a one time benefit arrangement under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), and were negotiated, finalized and communicated to the respective union employees in April 2007. The financial effects of the Wabash closure, including the one time hourly employee termination costs, will be reflected in the financial statements for the three months ended June 30, 2007.

At March 31, 2007, Wabash was the seller under three coal supply agreements supplied from the mine. Two of the agreements were with Duke Energy Indiana, Inc. and the third with Alcoa, Inc.’s Warrick Works (“Alcoa”). Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash payment of $5,734 which was paid by the Company on April 5, 2007. The expectation is there will be no further obligations of Wabash under these two contracts. In accordance with the provisions of SFAS No. 146, the Company will record this contract termination cost in April 2007. With respect to the Alcoa coal supply agreement, Wabash claimed relief under force majeure for future contractual shipments. Because the Company believes a valid force majeure claim exists, and because this coal supply agreement provided pricing at levels approximately equal to current market prices, the Company does not consider it probable that Alcoa will assert a claim for damages under the coal supply agreement.

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

•

our enterprise software that we use for financial reporting and controls, payroll and benefit administration, equipment maintenance and materials management was recently replaced. The new systems went live during the first week of April and are undergoing a period of stabilization. A failure in our enterprise software could cause disruptions in our operations, including, among other things, the inability to process orders for supplies and services, make payments to our vendors or engage in similar normal business activities. If the enterprise systems prove unstable and are not able to properly process information, we may have to resort to manual reporting processes that have not been planned, designed or tested.

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

Overview

We are the fourth largest coal producer in the United States, operating a diverse group of fourteen coal mines located in Pennsylvania, West Virginia, Illinois and the Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining eight operations are underground mines that utilize continuous miners. On April 4, 2007, Wabash Mine Holding Company (“Wabash”) announced the closure of the Wabash mine, an underground, continuous miner operation located in southern Illinois. The mine had become economically unviable as a result of a combination of factors discussed further in “Wage Negotiations with the UMWA and Closure of the Company’s Illinois Basin Mining Operations” below.

We sold 18.8 million tons of coal, including 18.4 million tons that were produced and processed at our operations for the three months ended March 31, 2007 and sold 18.5 million tons of coal, including 17.8 million tons that were produced and processed at our operations for the three months ended March 31, 2006. As of December 31, 2006, we had approximately 1.6 billion tons of proven and probable coal reserves. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with coal qualities beyond those available from our own production. We purchased and resold approximately 0.5 million and 0.7 million tons of coal in the three months ended March 31, 2007 and 2006, respectively.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for 97% of our coal sales volume for both the three months ended March 31, 2007 and 2006, representing 90% and 92% of our coal sales revenue in the three months ended March 31, 2007 and 2006, respectively. We also sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 3% of our coal sales volume for both the three months ended March 31, 2007 and 2006, 10% and 8% of our coal sales revenue in the three months ended March 31, 2007 and 2006, respectively.

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

Foundation Coal Holdings, Inc. (the “Company”) and its indirect wholly owned subsidiary, Foundation Coal Corporation (“FCC”), began operations on July 30, 2004 by acquiring all of the U.S. coal mining operations of RAG American Coal Holding, Inc. (the “Acquisition”). Initially, the Company was owned by First Reserve Fund IX, L.P. (“First Reserve”); Blackstone FCH Capital Partners IV L.P. (“Blackstone”); Blackstone Family Investment Partnership IV; American Metals and Coal International Acquisition, LLC (collectively, the “Sponsors”) and Company senior management. In December 2004, 24,121,900 shares of the Company’s common stock were sold in an initial public offering and partial exercise of the overallotment shares. These transactions in combination with a stock dividend of 3,029,600 common shares distributed to the pre-IPO shareholders in January 2005 reduced the Company ownership by the Sponsors and management to approximately 46%. On September 19, 2005, the Company completed a secondary offering and partial exercise of the overallotment shares in which the Sponsors sold an aggregate of 10,260,500 shares of common stock. This transaction reduced the ownership of the Company by the Sponsors and management to approximately 23%. On January 24, 2006, 4,154,045 shares of common stock of the Company were distributed by affiliates of Blackstone to Blackstone’s limited and other partners and 4,154,045 shares of the Company’s common stock were distributed by First Reserve to First Reserve’s limited and other partners. The 8,308,090 shares distributed represented all of the remaining shares of the Company owned by Blackstone and First Reserve.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$386,232	$387,602	$(1,370)	—
Other revenue	8,690	7,723	967	13%

Total revenues	$394,922	$395,325	$(403)	—

Tons sold	18,804	18,525	279	2%
Coal sales realization per ton sold	$20.54	$20.92	$(0.38)	(2)%

Coal sales revenues for the three months ended March 31, 2007 decreased by $1.4 million compared to the coal sales revenues for the three months ended March 31, 2006 as a result of a 2% decrease in average coal sales realization per ton due primarily to a 58% decline in coal quality premium revenue from significantly lower sulfur dioxide emission allowance prices period-over-period. Consolidated weighted-average sales realization per ton for the first quarter of 2007 reflected a higher proportion of lower value Powder River Basin shipments compared to the same period in 2006.

Coal sales revenues in Northern Appalachia for the three months ended March 31, 2007 decreased 3% compared to coal sales revenues for the three months ended March 31, 2006 due primarily to lower coal quality premiums from lower sulfur dioxide emission allowance prices and lower tons shipped, offset partially by an increase in base revenue period-over-period. Total revenue realization per ton sold in Northern Appalachia increased slightly in the 2007 quarter due to 8% higher base revenue realization per ton, offset by 54% lower coal quality premium realization per ton. Coal sales volumes in Northern Appalachia decreased by 0.1 million tons (4%) period-over-period primarily as a result of decreased production and shipments from the Cumberland mine due to adverse weather conditions and equipment down time experienced in the 2007 quarter. Emerald production and shipments were higher in the 2007 quarter as there were no longwall moves in the first quarter of 2007, however, Emerald completed a scheduled move in the first quarter of 2006, resulting in lower production.

Coal sales revenues in Central Appalachia for the three months ended March 31, 2007 decreased 6% compared to the coal sales revenues for the three months ended March 31, 2006 as a result of lower shipments, higher base revenue realization and lower coal quality premiums from lower sulfur dioxide emission allowance prices. Total revenue realization per ton sold in Central Appalachia increased in the three months ended March 31, 2007 compared to the corresponding period in 2006 due to higher base revenue realization per ton, offset by lower coal quality premium realization per ton. Tons sold decreased by 0.2 million, primarily from decreased tons that were purchased and resold. Factors contributing to the higher base revenue realization per ton were: (a) 13% higher per ton revenue on purchased coal used to synfuel; and (b) 20% higher per ton realization on metallurgical coal sold from Kingston; offset by lower base revenue realization per ton and lower coal quality premium realization per ton at the remaining mining operations. Coal sales volumes in Central Appalachia decreased by 0.2 million tons (8%) period-over-period reflecting decreased shipments from all West Virginia mining operations except for the Pax surface mine and from the Laurel Creek underground mine. Production in Central Appalachia increased by 1% due to 60% higher production at Pax and 15% higher production at Laurel Creek, where their combined production increased approximately 0.2 million tons (29%) compared to the first quarter of 2006. In the three months ended March 31, 2007 and 2006, Pax produced 0.3 million tons and 0.2 million tons, respectively. Generally, the Pax surface mine has increased its period-over-period production during the advancing stages of its mine development, which was completed in the third quarter of 2006.

Coal sales revenues in the Powder River Basin for the three months ended March 31, 2007 increased by 12% compared to the coal sales revenues for the three months ended March 31, 2006 as a result of a 7% increase in average coal sales realization per ton and a 5% increase in tons sold. Base revenue realization per ton increased by 14% period-over-period while coal quality premium/penalty revenue decreased 62% period-over-period. Coal sales realization per ton increased due to shipments under higher priced 2007 contracts than the comparative period in 2006, while lower coal quality premiums resulted from lower sulfur dioxide emission allowance prices in 2007 compared to the three months ended March 31, 2006. Coal sales volumes in the Powder River Basin increased by 0.6 million tons (5%) to a shipment level of 12.6 million tons primarily due to an 11% increase in both production and shipments from the Belle Ayr mine offset partially by 1% lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the three months ended March 31, 2007 increased by 13% compared to the coal sales revenues for the three months ended March 31, 2006 as a result of a 5% increase in tons sold, while average coal sales realization per ton were 8% higher period-over-period. Coal sales volumes from the Illinois Basin for the three months ended March 31, 2007 increased by 19 thousand tons (5%) and production was 10% higher compared to the same period in 2006.

Other revenues for the three months ended March 31, 2007 increased by $1.0 million (13%) compared to the three months ended March 31, 2006. The increase was due to: (a) United Mine Workers of America (“UMWA”) Combined Benefit Fund refunds resulting from the settlement of a multi-company lawsuit for premiums previously paid for retiree benefits on assigned beneficiaries ($1.3 million); (b) miscellaneous rebates received by our Northern Appalachia and Central Appalachia segments ($1.2 million); (c) higher royalty income ($0.4 million); partly offset by (d) lower synfuel fees ($0.9 million); (e) lower transloading and plant processing fees ($0.6 million); and (f) lower coalbed methane sales ($0.4 million).

Costs and Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$284,242	$290,242	$(6,000)	(2)%
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	13,827	12,584	1,243	10%
Accretion on asset retirement obligations	2,372	1,905	467	25%
Depreciation, depletion and amortization	51,084	44,297	6,787	15%
Amortization of coal supply agreements	(1,130)	(6,198)	5,068	82%
Employee termination costs	2,252	—	2,252	not measured

Total costs and expenses	$352,647	$342,830	$9,817	3%

Cost of coal sales. The cost of coal sales decreased $6.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to: (a) decreases in royalties and coal production taxes as a result of lower coal sales revenues ($2.0 million); (b) decreases in purchased coal costs as a result of lower purchased coal volumes ($15.9 million); (c) a decrease in expenses associated with contractor mining ($2.4 million); (d) decreases in miscellaneous expenses ($0.2 million); (e) a credit to expense for an increase in coal inventories in the first quarter of 2007 compared to a charge to expense from a decrease in coal inventories during the first quarter of 2006 ($15.7 million); partially offset by (f) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($7.2 million); (g) increases in repair and maintenance supplies, consumables and commodity supply costs, most notably diesel fuel, large equipment tires and explosives ($20.1 million); and ; (h) an increase in longwall move expense ($2.9 million). Cost of coal sales per ton was $15.12 for the three months ended March 31, 2007 compared to $15.67 per ton for the three months ended March 31, 2006.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2007 was $13.8 million compared to $12.6 million for the three months ended March 31, 2006. Period-over-period increases were due to (a) higher expenses incurred for employee compensation and benefit related expenses ($1.0 million); (b) higher consulting fees primarily related to implementation activities for our enterprise software that do not qualify as capital expenditures and other miscellaneous administrative activities ($1.1 million), partially offset by (c) lower miscellaneous overhead expenses including legal and insurance expenses ($0.9 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Slightly higher accretion expense in 2007 was due to increased asset retirement obligation estimates at closed mines.

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Depreciation, depletion and amortization expense increased $6.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to increased cost depletion and higher depreciation and amortization. Cost depletion increased by $3.0 million due to increased production period-over-period. Depreciation and amortization increased by $3.8 million in the first quarter of 2007 mainly due to capital additions to plant & equipment during the twelve months ended March 31, 2007.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $5.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Amortization of the liability for below market priced coal supply agreements during the three months ended March 31, 2007 was $4.0 million of credit to expense compared to $11.1 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended March 31, 2007 was $2.9 million of expense compared to $4.9 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2006 through March 31, 2007. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	12,637	12,007	630	5%
Average sales realization per ton	$9.13	$8.55	$0.58	7%
Revenues	$115,741	$103,329	$12,412	12%
Income from operations	$20,830	$8,530	$12,300	144%

Northern Appalachia
Tons sold	3,600	3,736	(136)	(4)%
Average sales realization per ton	$40.61	$40.16	$0.45	1%
Revenues	$148,139	$151,647	$(3,508)	(2)%
Income from operations	$40,110	$54,014	$(13,904)	(26)%

Central Appalachia
Tons sold	2,161	2,358	(197)	(8)%
Average sales realization per ton	$52.41	$51.28	$1.13	2%
Revenues	$116,673	$124,666	$(7,993)	(6)%
Income from operations	$3,125	$10,453	$(7,328)	(70)%

Powder River Basin—Income from operations increased $12.3 million period-over-period due to increased revenues of $12.4 million offset by the combination of increased miscellaneous expenses and lower production costs of $0.1 million. As explained in the revenue section above, the increased revenues resulted from a 5% increase in tons sold from the previous year record 2006 quarterly shipments and a 7% increase in average sales realization per ton. We continue to expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Total production costs decreased $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflecting higher period-over-period cash costs of $2.0 million, higher depreciation and depletion of $0.3 million, offset by lower coal supply contract amortization costs of $2.6 million.

The $2.0 million period-over-period increase in the cash costs of production referred to above were primarily in the following areas: (a) excise taxes and coal production taxes, which respond to changes in coal sales revenues ($2.8 million); (b) repairs and maintenance costs ($1.9 million); (c) labor and employee benefits ($1.1 million); (d) explosives ($1.0 million); and (e) miscellaneous other costs ($0.3 million), partly offset by reduced royalty costs due to mining a higher proportion of coal owned in fee ($5.1 million). These production cost increases occurred primarily due to 5% higher period-over-period production. Lower total depreciation, depletion and amortization costs of $2.3 million related primarily to a period-over-period $2.6 million reduction in the charge for the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed. Cost of coal sales per ton decreased approximately by 2% period-over-period.

Northern Appalachia—Income from operations decreased by $13.9 million period-over-period due to decreased revenues of $3.5 million, increased cost of coal sales of $10.2 million and increased miscellaneous expenses of $0.2 million. As explained in the revenue section above, the decreased revenues resulted from a 4% decrease in tons sold partially offset by a 1% increase in average sales realization per ton. Total production costs increased $24.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, reflecting higher period-over-period cash costs of production of $17.6 million and higher depreciation, depletion and amortization costs of $6.9 million. The $24.5 million total production cost increase was partly offset by a $14.3 million decrease in costs associated with a period-over-period increase in saleable coal inventory resulting from coal production volumes exceeding shipment volumes in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Accordingly, such costs will remain in inventory on the balance sheet until the coal is sold.

The $17.6 million period-over-period increase in the cash costs of production referred to above were primarily incurred in the following areas: (a) labor and employee benefit costs, primarily due to a higher number of employees and period-over-period wage increases ($4.2 million); (b) supply and service costs primarily consisting of coal shipping costs on export sales and subsidence settlements ($5.3 million); (c) longwall move costs, primarily from lower amortization during the 2006 Emerald longwall move ($2.9 million); (d) operating supplies, primarily from increased usage of roof bolts, miner bits and water handling requirements ($2.6 million); (e) repairs and maintenance costs, due to the timing of rebuilding longwall and other mining equipment ($1.5 million); and (f) miscellaneous other costs ($1.1 million). These production cost increases occurred primarily due to 13% higher period-over-period production. Higher total depreciation, depletion and amortization costs of $6.9 million related primarily to: (a) a period-over-period reduction in the credit associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($3.1 million); (b) higher reserve depletion expense ($2.0 million); and (c) increased depreciation primarily related to the batch weigh system, longwall shields, face conveyors and other mining equipment ($1.8 million). There were no longwall moves in the first quarter of 2007; however, Emerald completed a scheduled move in the first quarter of 2006 which thereby contributed to the longwall move cost variance discussed above. Cost of coal sales per ton increased approximately by 8% period-over-period.

Central Appalachia—Income from operations decreased by $7.3 million period-over-period due to decreased revenues of $8.0 million, offset by decreased cost of coal sales of $0.1 million and increased miscellaneous income of $0.6 million. As explained in the revenue section above, the decrease in revenues resulted from an 8% decrease in tons sold, offset by a 2% increase in average sales realization per ton. Decreased cost of coal sales of $0.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 consisted of $14.5 million higher total production costs partially offset by a $1.3 million decrease in costs associated with a period-over-period increase in saleable coal inventory and a decrease in purchased coal expense of $13.3 million. The $14.5 million total production cost increase resulted from higher period-over-period depreciation, depletion and amortization costs of $7.8 million and higher cash operating costs of $6.7 million. Increased depreciation, depletion and amortization consisted of higher depreciation of $2.2 million, higher reserve depletion of $0.8 million and a reduced credit to expense for amortization of coal supply agreements of $4.8 million. Tons sold decreased by 0.2 million primarily from decreased tons that were purchased and resold. Tons produced and shipped were lower period-over-period at all Central Appalachia mining operations except at the Pax surface mine and the Laurel Creek underground mines.

The $6.7 million period-over-period increase in cash costs of production referred to above were primarily due to increases in the following areas: (a) labor and fringe benefits ($1.3 million); (b) repairs and maintenance costs, primarily on equipment at Laurel Creek ($3.2 million); (c) operating supplies ($1.3 million); and (d) supply and service costs primarily consisting of coal shipping costs ($0.9 million). The majority of these increases reflect a full 2007 quarter of operating the Pax surface mine which was not fully equipped and operating in the comparable 2006 quarter. Cost of coal sales per ton remained consistent period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended March 31, 2007, the Other segment reported a loss from operations of $21.8 million compared to a loss from operations of $20.5 million in the three months ended March 31, 2006. The increased period-over-period loss from operations of $1.3 million was primarily a result of an increased operating loss at the Wabash mine due to higher cash costs of production offset by a decrease in depreciation, depletion and amortization reflecting an increased credit to expense from amortization coal supply agreements and lower depreciation and reserve depletion.

Interest Expense, Net

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(10,784)	$(10,772)	$12	—%
Interest expense—amortization of deferred financing costs	(457)	(717)	(260)	(36)%
Interest expense—surety bond and letter of credit fees	(1,292)	(1,546)	(254)	(16)%
Interest expense—other	(487)	(639)	(152)	(24)%

Total interest expense	(13,020)	(13,674)	(654)	(5)%
Interest income	632	368	264	72%

Interest expense, net	$(12,388)	$(13,306)	$(918)	(7)%

Interest expense, net for the three months ended March 31, 2007, was lower than the three months ended March 31, 2006 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding.

Income Tax Expense

	Three Months Ended March 31,		Income Tax Expense Decrease
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$5,333	$7,881	$(2,548)	(32)%

For the three months ended March 31, 2007, the $5.3 million income tax expense represented an effective rate of approximately 18% based on projected full year taxable income. The projected annual effective rate is determined based upon the projected full year taxable income and projected full year book-to-tax differences. For the three months ended March 31, 2006, income taxes were provided at an effective rate of approximately 20%. The reduction in effective income tax rate period-over-period is primarily due to a decrease in projected annual pre-tax earnings and an 11% increase in the projected annual permanent percentage depletion benefit to 25% in 2007 from 14% in 2006. The permanent difference related to excess percentage depletion tax benefits, primarily driven from the mines in Pennsylvania, are expected to be greater in total dollars in 2007 compared to 2006. In addition, the Company’s manufacturing deduction is projected to increase period-over-period resulting in a 2% benefit to the 2007 annual tax rate. These rate benefits were offset partially by an increase in the projected annual tax rate due to additional valuation allowances against the Company’s increasing federal deferred tax assets. Such valuation allowances consider the impact of the Company’s alternative minimum tax position on the realizability of the projected increase in net deferred tax assets for 2007.

Expected Coal Production

As of April 23, 2007, uncommitted and unpriced tonnage was 1%, 27%, 51% and 81% of planned production in 2007, 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 3%, 34%, 71% and 93% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008, 2009 and 2010, respectively.

In 2007 through 2010, Foundation Coal expects coal production within the following ranges (millions of tons):

	2007	2008	2009	2010
East	20.5–22.0	19.5–21.5	19.5–21.5	19.5–21.5
West	49.5–53.0	52.0–56.0	52.0–56.0	52.0–56.0
Total Consolidated	70.0–75.0	71.5–77.5	71.5–77.5	71.5–77.5

Based on its committed and priced planned production as of April 23, 2007, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia and Central Appalachia, to realize in the range of $44.00 to $46.00 per ton in 2007. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $9.10 to $9.50 per ton in 2007. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$51,778	$65,626
Investing activities (primarily capital expenditures)	(47,710)	(39,554)
Financing activities—stock option exercise proceeds and excess tax benefit from stock-based awards	669	10,100
Financing activities—dividends on common stock	(2,255)	(2,262)
Financing activities—common stock repurchase	(13,267)	—

Change in cash and cash equivalents	$(10,785)	$33,910

Cash provided by operating activities decreased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to the reduction in net income period-over-period and the content of changes in non-cash adjustments to income as well as changes in operating working capital, principally trade accounts receivable, accounts payable and inventories.

Cash used in investing activities increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily from an increase in capital expenditures. Capital expenditures in the three months ended March 31, 2007 totaled $48.1 million, including a total of $13.7 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide enterprise resource planning (“ERP”) software. Capital expenditures in the three months ended March 31, 2006 totaled $40.0 million, including a total of $15.0 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; and (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois.

Cash provided by financing activities during the three months ended March 31, 2007 consisted of $0.3 million in cash proceeds from exercise of nonqualified stock options; $0.4 million in excess income tax benefit from issuance of stock-based awards; offset by quarterly cash dividends of $2.3 million ($0.05 per share paid in March 2007); and $13.3 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006. Cash provided by financing activities during the three months ended March 31, 2006 consisted of $4.5 million in cash proceeds from exercise of nonqualified stock options and $5.6 million in excess income tax benefit from issuance of stock-based awards, partly offset by quarterly cash dividends of $2.3 million ($0.05 per share paid in March 2006).

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

As of March 31, 2007, we have outstanding $626.6 million in aggregate indebtedness, with an additional $340.8 million of available borrowings under our revolving credit facility after giving effect to $159.2 million of letters of credit outstanding as of March 31, 2007. Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures.

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

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2.4 million derivative asset included in Other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss is being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million. During the three months ended March 31, 2007, $0.4 million was offset against Interest expense.

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

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. During the three months ended March 31, 2007, the Company expended $13.3 million to repurchase 433,653 shares of its common stock at an average price of $30.59 under the Repurchase Program.

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

(1)

The Senior Secured Credit Facility requires FCC to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 2.5x and a total debt less unrestricted cash to Adjusted EBITDA ratio starting at a maximum of 4.25x in each case for the most recent twelve-month period. Failure to satisfy these ratio requirements would constitute a default by FCC under the Senior Secured Credit Facility. If lenders under the Senior Secured Credit Facility fail to waive any such default, repayment obligations under the Senior Secured Credit Facility could be accelerated, which would also constitute a default under the indenture. Covenants reflect the definition and levels required by the July 7, 2006 amended and restated Senior Secured Credit Facility.

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

As of March 31, 2007, FCC was in compliance with all required financial covenants of the July 7, 2006 amended and restated Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of March 31, 2007:

	2007	2008-2009	2010-2011	After 2011	Total
	(Unaudited, in thousands)
Long-term debt	$—	$41,875	$284,750	$300,000	$626,625
Cash interest on long-term debt(1)	31,280	81,559	67,678	56,188	236,705
Cash payments for asset retirement obligations	2,864	4,569	7,989	198,780	214,202
Unconditional purchase commitments	107,094	26,008	—	—	133,102
Operating leases	2,405	5,256	2,903	4,970	15,534

Total	$143,643	$159,267	$363,320	$559,938	$1,226,168

(1)	The variable interest rate on debt is 6.11%, reflecting a LIBOR estimate, based on the five-year swap rate effective March 30, 2007, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $175.0 million to $185.0 million in capital expenditures, excluding the LBA at the Eagle Butte mine, during calendar year 2007 of which $110.0 million to $115.0 million is to maintain production and replace mining equipment. The additional $65.0 million to $70.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $57.4 million of expected 2007 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2007 unconditional purchase commitments consist of $22.7 million for purchased coal and $27.0 million pertaining to forward contracts to purchase diesel fuel in normal quantities for use at our surface mines. We expect to contribute approximately $9.7 million to our defined benefit retirement plans and to pay approximately $21.4 million of retiree health care benefits, net of Medicare Part D Subsidies, in calendar year 2007. We also expect to incur approximately $6.5 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $260.3 million as of March 31, 2007, of which $237.4 million secured reclamation obligations, $11.5 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $159.2 million of letters of credit in place for the following purposes: $36.0 million for workers’ compensation, including collateral for workers’ compensation bonds; $7.9 million for UMWA retiree health care obligations; $102.2 million for collateral for reclamation surety bonds; and $13.1 million for other miscellaneous obligations. In the last few years, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Wage Negotiations with the UMWA and Closure of the Company’s Illinois Basin Mining Operation

Wage agreements between three affiliates of the Company and the UMWA expired on or shortly after March 31, 2007. Specifically, the wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007 and the UMWA wage agreements with Cumberland Coal Resources, LP (“Cumberland”) and Emerald Coal Resources, LP (“Emerald”) expired at 11:59 p.m. on April 1, 2007. Negotiations between these respective subsidiaries and the UMWA commenced in early January of 2007 but intensified in late March of 2007 and continued through April 3, 2007. Emerald Coal Resources, LP and Cumberland Coal Resources, LP reiterated their willingness to sign the 2007 National Bituminous Coal Operators Association (“BCOA”) UMWA wage agreement. The Company would not sign the BCOA Agreement for Wabash. The hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time, alleging unfair labor practices by Wabash, Emerald and Cumberland, the UMWA represented hourly workforces struck the Wabash, Emerald and Cumberland mines. Subsequent to the commencement of a UMWA strike on April 4, 2007, Wabash announced the closure of the mine in southern Illinois. The mine had become economically unviable as a result of a combination of factors, including aged infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA.

On April 10, 2007, negotiations between the UMWA and the three subsidiaries resumed. In the early evening of April 12, 2007, it was announced that the UMWA and the three subsidiaries had reached agreement and that the workforces at Emerald and Cumberland would return to work. Wabash remained closed and the effects of the closure had been negotiated with the UMWA.

As a result of the closure, the Company recognized employee termination costs for salaried employees resulting from ongoing benefit obligations of $2.3 million in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. These costs are recorded as Employee termination costs in the Statements of Consolidated Operations and Comprehensive Income for the three months ended March 31, 2007. The Wabash mine is included in the Company’s Other segment. Additional termination costs of approximately $3.5 million related to hourly union employees were negotiated in April 2007. Such costs qualify as a one time benefit arrangement under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), and were negotiated, finalized and communicated to the respective union employees in April 2007. The financial effects of the Wabash closure, including the one time hourly employee termination costs, will be reflected in the financial statements for the three months ended June 30, 2007. Discontinuation of the recapitalization project and subsequent closure of Wabash is expected to reduce capital expenditures in 2007 and 2008 by approximately $45 million.

At March 31, 2007, Wabash was the seller under three coal supply agreements supplied from the mine. Two of the agreements were with Duke Energy Indiana, Inc. and the third with Alcoa, Inc.’s Warrick Works (“Alcoa”). Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash payment of $5,734 that was paid by the Company on April 5, 2007. The expectation is there will be no further obligations of Wabash under these two contracts. In accordance with the provisions of SFAS No. 146, the Company will record this contract termination cost in April 2007. With respect to the Alcoa coal supply agreement, Wabash claimed relief under force majeure for future contractual shipments. Because the Company believes a valid force majeure claim exists, and because this coal supply agreement provided pricing at levels approximately equal to current market prices, the Company does not consider it probable that Alcoa will assert a claim for damages under the coal supply agreement.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration forecasts that coal demand for electrical power generation will increase at an average annual growth rate of 1.4% through 2015. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, expected weather conditions, high prices for and limited supply of alternative fuels for electricity generation, geopolitical risks for global oil and natural gas resources and the relatively abundant steam coal reserves located within the United States.

Approximately 90,000 megawatts of new coal fired electrical generation has been proposed in the United States with the largest percentages of proposed projects located in the Midwest and West. New coal fired generating plants representing capacity of roughly 600 megawatts began operating in 2006 with an additional 870 megawatts scheduled to begin operations in 2007. Another 8,500 megawatts are currently under construction and expected to begin operation by the end of 2011. Of the remaining 80,600 megawatts, proposed plants representing approximately 11,500 megawatts are regarded as highly probable. Proposed generating plants representing the remaining approximately 69,100 megawatts are either in the very early stages of development or are in the proposal stage.

Proposed coal fired electric generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups concerned with global climate change. Coal fired generating plants incorporating carbon dioxide capture and storage technologies are more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal fired plants in favor of alternative forms of baseload electrical generation in the near-term. Nevertheless, the level of interest in new coal fired generating facilities remains strong. In combination with heightened interest in coal gasification and coal liquefaction, this level of interest is a strong indicator of increasing demand for coal in the United States.

Through April 13, 2007, electric power generation in the regions using coal fired power has increased by 4.9 percent from the same period in 2006. Season-to-date heating degree days have increased by 10.3 percent from 2006’s heating season and by 5.6 percent from the five-year average.

During the first quarter of 2007, the Union Pacific Railroad lifted its moratorium on shipments from the Powder River Basin to service test burns and other new business. Through March 2007, total rail shipments from the southern Powder River Basin increased approximately 0.04 percent over the comparable period in 2006. However, the first quarter of 2007 contained more weather related delays, including a major snowstorm in the last few days of March. The railroads are forecasting to increase deliveries from the southern Powder River Basin by approximately 5 percent in 2007 compared to 2006. The performance of the eastern railroads tends to be more mine-specific. In particular, we are reliant on the Norfolk Southern (“NS”) and CSX at our Central Appalachia operations, and on the MGA joint line between the NS and CSX at our Emerald mine on Northern Appalachia.

Based on weekly production reporting year-to-date from the Energy Information Administration, it is estimated that thirteen million annual tons of Central Appalachian production has been idled due to weak market conditions. Coal producers in Northern Appalachia and the Powder River Basin continue to report deferrals of previously announced mine expansion projects. In addition, on March 23, a federal court in West Virginia rescinded valley fill permits at four surface mines. While the court stayed part of this ruling on April 17 with respect to three of the mines, this decision, which is under appeal, is likely to slow the process of obtaining surface mining permits in West Virginia with resultant uncertainties for producers. The combination of strong demand for coal fired electric power and production declines and uncertainties, particularly in Central Appalachia, has led to forecasts of declines in stockpiles at coal fired electric generating plants in the second half of 2007. Spot market prices for Central Appalachia and the Powder River Basin coals stabilized during the first quarter of 2007 and have increased modestly in recent weeks. An expectation of continued strong near-term growth in coal fired electrical demand, based in part on an expectation of normal weather this summer, along with expected constrained coal production has led to market expectations of strengthening coal prices as producers market their remaining uncommitted production for 2008. Long-term the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile, fundamentals for the U. S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U. S. steam coal production is strong in relation to historical pricing levels, but has declined over the last year in response to the factors discussed above. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained strong in response to increased worldwide demand for steel. As of April 23, 2007, we have committed and priced 99% and 73%, respectively, of the mid-points of our targeted production ranges for 2007 and 2008. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. Also, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

We may also experience difficult geologic conditions, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceed our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the Special Note Regarding Forward-Looking Statements at the beginning of this ITEM 2 for additional considerations regarding our outlook.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit pension and other postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company has not yet determined the impact of the adoption of the measurement date provision on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely- than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets.

At January 1, 2007, the cumulative effect of adoption of FIN 48 was zero. Our liability at the date of adoption for unrecognized tax benefits was $9.7 million. If recognized, $3.8 million would affect the effective tax rate; however, the Company does not expect that these unrecognized tax benefits will significantly change this year. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $0.2 million.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Our United States federal tax obligations have been settled through the year 2002, although certain carry forward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be used in periods subsequent to 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Price Risk

We manage our price risk for coal sales using long-term coal supply agreements rather than by derivative instruments. As of April 23, 2007, we had sales commitments for approximately 99% of our planned 2007 production. The Company expects to make physical delivery of all coal for which we have sales commitments. As of April 23, 2007, uncommitted and unpriced tonnage was 27%, 51% and 81% of planned production in 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 34%, 71% and 93% of the Company’s planned eastern production remains uncommitted and unpriced in 2008, 2009 and 2010, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of March 31, 2007, the Company has entered into forward purchase commitments for approximately 85% of the diesel fuel that it expects to consume during calendar year 2007 at prices ranging from $2.02 per gallon for our Powder River Basin mines to $2.10 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the three months ended March 31, 2007 and 2006, the cost of diesel fuel represented approximately 4% of the Company’s consolidated cost of coal sales.

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

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated existing swap agreements. On July 11, 2006, the Company monetized a $2.4 million derivative asset included in other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a resulting $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive income (loss) is being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million. During the three months ended March 31, 2007, $0.4 million was offset against Interest expense.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to (a) ensure that information required to be disclosed by us in reports we file or submit under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) ensure that information required to be disclosed by us in reports filed or submitted under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 17, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2006, as filed March 1, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchase of equity securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)(2)
January 1, 2007 through January 31, 2007	333,453	$29.99	333,453	$78,111
February 1, 2007 through February 28, 2007	—	$—	—	$78,111
March 1, 2007 through March 31, 2007	100,200	$32.60	100,000	$74,844

Total	433,653	$30.59	433,653	$74,844

(1)

On July 18, 2006, Foundation announced a share repurchase program that authorizes Foundation to repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000.

(2)	Management cannot estimate the number of shares that will be repurchased because decisions to purchase are made based on Company outlook, business conditions and current investment opportunity.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Chairman
James F. Roberts	(Principal Executive Officer)

/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1*	Form of certificate of the Company’s common stock.

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