Form 10-Q
period 2007-06-30
Foundation Coal Holdings, Inc.
filed 2007-08-09
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 45,384,492 shares of common stock outstanding on July 31, 2007.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,106	$33,720
Trade accounts receivable	104,593	119,603
Inventories, net	40,843	36,771
Deferred income taxes	15,525	15,525
Prepaid expenses	20,800	30,790
Other current assets	5,774	4,238

Total current assets	269,641	240,647

Owned surface lands	34,817	30,388
Plant, equipment and mine development costs, net	653,461	626,234
Owned and leased mineral rights, net	963,553	1,003,804
Coal supply agreements, net	26,063	31,343
Other noncurrent assets	16,036	17,164

Total assets	$1,963,571	$1,949,580

LIABILITIES
Current liabilities:
Current portion of long-term debt	$8,375	$—
Trade accounts payable	36,906	41,584
Accrued expenses and other current liabilities	169,221	162,014

Total current liabilities	214,502	203,598

Long-term debt	618,250	626,625
Deferred income taxes	14,099	8,273
Coal supply agreements, net	15,652	24,223
Postretirement benefits	496,102	536,628
Other noncurrent liabilities	268,469	252,420

Total liabilities	1,627,074	1,651,767

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100.0 million shares authorized, 46.1 million shares issued and 45.4 million shares outstanding at June 30, 2007; 45.8 million shares issued and 45.4 million shares outstanding at December 31, 2006	461	458
Additional paid-in capital	287,271	279,436
Retained earnings	79,466	63,220
Accumulated other comprehensive loss	(5,446)	(33,412)
Treasury stock, at cost: 0.8 million shares at June 30, 2007; 0.3 million shares at December 31, 2006	(25,255)	(11,889)

Total stockholders’ equity	336,497	297,813

Total liabilities and stockholders’ equity	$1,963,571	$1,949,580

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except share and per share data)

	Three Months Ended June 30,
	2007	2006
Revenues:
Coal sales	$359,793	$359,159
Other revenue	8,688	7,928

Total revenues	368,481	367,087
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	287,839	268,195
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	16,963	14,094
Accretion on asset retirement obligations	2,485	2,203
Depreciation, depletion and amortization	50,743	48,211
Amortization of coal supply agreements	(1,467)	(3,266)
Employee and contract termination costs	9,731	—

Income from operations	2,187	37,650
Other income (expense):
Interest expense	(13,239)	(13,974)
Interest income	886	858

(Loss) income before income tax benefit (expense)	(10,166)	24,534
Income tax benefit (expense)	6,381	(2,499)

Net (loss) income	(3,785)	22,035
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $19,646 in 2007	28,648	—
Unrealized gain on interest rate swaps, net of tax expense of $7 in 2006	—	10
Reclassification of unrealized gain on interest rate swap into Interest expense	(374)	—

Comprehensive income	$24,489	$22,045

Basic (loss) earnings per common share	$(0.08)	$0.49
Diluted (loss) earnings per common share	$(0.08)	$0.46
Weighted-average shares—basic	45,236,870	45,560,740
Weighted-average shares—diluted	45,236,870	47,099,636
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except share and per share data)

	Six Months Ended June 30,
	2007	2006
Revenues:
Coal sales	$746,025	$746,761
Other revenue	17,378	15,651

Total revenues	763,403	762,412

Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	572,081	558,437
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	30,790	26,678
Accretion on asset retirement obligations	4,857	4,108
Depreciation, depletion and amortization	101,827	92,508
Amortization of coal supply agreements	(2,597)	(9,464)
Employee and contract termination costs	11,983	—

Income from operations	44,462	90,145
Other income (expense):
Interest expense	(26,259)	(27,648)
Interest income	1,518	1,226

Income before income tax benefit (expense)	19,721	63,723
Income tax benefit (expense)	1,048	(10,380)

Net income	20,769	53,343
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $19,688 in 2007	28,710	—
Unrealized gain on interest rate swaps, net of tax expense of $90 in 2006	—	139
Reclassification of unrealized gain on interest rate swap into Interest expense	(744)	—

Comprehensive income	$48,735	$53,482

Basic earnings per common share	$0.46	$1.18
Diluted earnings per common share	$0.45	$1.13
Weighted-average shares—basic	45,179,704	45,342,453
Weighted-average shares—diluted	46,482,482	47,017,933
Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$20,769	$53,343
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	4,857	4,108
Depreciation, depletion and amortization	99,230	83,044
Amortization of deferred financing costs	918	1,434
Gain on sale of assets	(2,601)	(384)
Non-cash stock compensation	2,954	1,485
Deferred income taxes	(13,862)	(9,500)
Asset retirement obligations	(336)	(869)
Other	(94)	99
Changes in operating assets and liabilities:
Trade accounts receivable	15,035	(12,026)
Inventories, net	(4,188)	(9,170)
Prepaid expenses and other current assets	9,432	3,580
Other noncurrent assets	184	599
Trade accounts payable	(4,678)	1,697
Accrued expenses and other current liabilities	(3,827)	(12,203)
Noncurrent liabilities	11,686	8,118

Net cash provided by operating activities	135,479	113,355

Investing activities:
Purchases of property, plant and equipment	(76,079)	(75,382)
Proceeds from disposition of property, plant and equipment	1,892	528

Net cash used in investing activities	(74,187)	(74,854)

Financing activities:
Payment of cash dividends	(4,523)	(4,546)
Proceeds from issuance of common stock	2,624	7,010
Excess tax benefit from stock-based awards	2,260	8,607
Common stock repurchases	(13,267)	—

Net cash (used in) provided by financing activities	(12,906)	11,071

Net increase in cash and cash equivalents	48,386	49,572
Cash and cash equivalents at beginning of period	33,720	22,432

Cash and cash equivalents at end of period	$82,106	$72,004

Supplemental cash flow information:
Cash paid for interest	$23,479	$24,122
Cash paid for income taxes, net of refunds	$10,672	$15,182

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands, except per share data)

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred income taxes; income tax provision calculations; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and six months ended June 30, 2007 may not necessarily be indicative of the results to be expected in future quarters or for the twelve months ended December 31, 2007.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit pension and other postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to early adopt the measurement date provisions on December 31, 2007.

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

At January 1, 2007, the cumulative effect of the adoption of FIN 48 was zero. Our liability at the date of adoption for unrecognized tax benefits was $9,671. If recognized, $3,769 would affect the effective tax rate; however, the Company does not expect that these unrecognized tax benefits will significantly change this year. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $163.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Our United States federal tax obligations have been settled through the year 2002, although certain carry forward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be used in periods subsequent to 2002.

(3)	Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Saleable coal	$17,195	$16,052
Raw coal	1,170	2,199
Materials and supplies	28,029	23,620

	46,394	41,871
Less materials and supplies reserve for obsolescence	(5,551)	(5,100)

	$40,843	$36,771

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2007	December 31, 2006
Prepaid royalties	$1,171	$1,427
Prepaid longwall move expenses	8,015	8,628
Prepaid SO2 emission allowances	1,671	2,052
Prepaid taxes	4,643	6,330
Prepaid insurance	3,483	10,796
Other	1,817	1,557

	$20,800	$30,790

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	June 30, 2007	December 31, 2006
Owned surface and coal lands
Owned surface lands	$34,817	$30,388

Owned and leased mineral rights	$1,253,218	$1,253,127
Less accumulated depletion	(289,665)	(249,323)

	$963,553	$1,003,804

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$867,168	$798,159
Mine development costs	39,401	27,507
Internal use software	35,759	30,726
Coalbed methane equipment and development costs	9,601	7,022

	$951,929	$863,414

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	$(283,399)	$(226,788)
Mine development costs	(5,721)	(3,368)
Internal use software	(8,030)	(5,911)
Coalbed methane equipment and development costs	(1,318)	(1,113)

	(298,468)	(237,180)

	$653,461	$626,234

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	June 30, 2007	December 31, 2006
Receivables from asset dispositions	$1,839	$1,839
Unamortized deferred financing costs, net	11,241	12,159
Advance mining royalties	1,429	1,657
Other	1,527	1,509

	$16,036	$17,164

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Wages and employee benefits	$28,887	$33,619
Employee termination costs	2,320	—
Postretirement benefits other than pension	22,340	21,420
Interest	9,063	9,063
Royalties	8,925	6,271
Taxes other than income taxes	37,951	35,409
Asset retirement obligations	2,645	2,940
Workers’ compensation	8,140	8,140
Deferred equipment purchase commitment	13,011	4,337
Accrued capital expenditures	13,205	10,495
Other	22,734	30,320

	$169,221	$162,014

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Postemployment benefits	$5,021	$4,803
Pension benefits	48,419	45,387
Workers’ compensation	24,591	23,347
Minimum royalty obligations	81	81
Black lung reserves	12,057	11,305
Contract settlement accrual	10,930	13,986
Asset retirement obligations	141,588	122,076
Deferred production tax	11,090	9,642
Deferred credits and other	7,048	6,140
Deferred equipment purchase commitment	7,644	15,653

	$268,469	$252,420

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in its underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The current portion of the deferred equipment purchase commitment liability of $13,011 is recorded in Accrued expenses and other current liabilities. See Note 7. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

(9)	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	June 30, 2007	December 31, 2006
Unrealized gain on interest rate swaps	$370	$1,114
Defined benefit pension, postretirement and other Company sponsored plans	(5,816)	(34,526)

	$(5,446)	$(33,412)

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Actuarial liabilities related to the Company’s defined benefit pension and postretirement benefit plans were re-measured in the quarter ended June 30, 2007 in connection with the curtailment event which occurred with respect to the closing of the Wabash mine, as further discussed in Note 18. The curtailment gains of $5,703 were recorded in Other comprehensive income because the curtailment gains did not exceed the unrecognized net losses recorded in Accumulated other comprehensive income related to these plans.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,710	$1,698	$3,241	$3,091
Interest cost	3,113	2,845	6,067	5,533
Expected return on plan assets	(3,162)	(2,636)	(6,090)	(5,284)
Amortization of:
Prior service cost	271	53	269	50
Actuarial (gains) losses	(67)	172	(5)	199

Net expense	$1,865	$2,132	$3,482	$3,589

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$1,664	$2,350	$3,920	$4,550
Interest cost	7,272	7,201	15,412	15,049
Amortization of:
Actuarial (gains) losses	—	(522)	—	50

Net expense	$8,936	$9,029	$19,332	$19,649

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$166	$176	$348	$353
Interest cost	346	329	680	657
Expected return on plan assets	(119)	(144)	(250)	(287)
Amortization of:
Actuarial losses	14	50	58	99

Net expense	$407	$411	$836	$822

(11)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At June 30, 2007, 2,212,190 shares of common stock were available for grant under the Plan.

The Company has three types of stock-based awards: restricted stock units, restricted stock and options. Total compensation expense related to the stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2007 was $2,954, consisting of $2,051, $196 and $707 for restricted stock units, restricted stock and options, respectively. Compensation expense related to the stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2006 was $1,485, consisting of $629, $128 and $728 for restricted stock units, restricted stock and options, respectively.

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

In connection with the closing of the $835,000 amended and restated Senior Secured Credit Facility agreement on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in Other noncurrent assets on the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps. The $1,841 unrealized gain at June 30, 2006 from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss is being amortized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments. At December 31, 2006, the unamortized unrealized gain on the swaps was $1,114. During the three and six months ended June 30, 2007, the Company amortized $374 and $744, respectively, which was recorded as an offset against Interest expense.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

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

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2006 through June 30, 2007:

Asset retirement obligation, December 31, 2006	$125,016
Accretion expense	4,857
Revisions in estimated cash flows and liabilities incurred	14,696
Payments	(336)

Asset retirement obligation, June 30, 2007	$144,233

The current portions of the asset retirement obligation liabilities of $2,645 and $2,940 at June 30, 2007 and December 31, 2006, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portion of the Company’s asset retirement obligation liabilities of $141,588 and $122,076 at June 30, 2007 and December 31, 2006, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2007 or December 31, 2006. At June 30, 2007, regulatory obligations for asset retirements are secured by surety bonds in the amount of $259,023. These surety bonds are partially collateralized by letters of credit issued by the Company.

(14)	Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

During the six months ended June 30, 2007, the Company declared and paid cash dividends of $4,523.

During the three and six months ended June 30, 2007, 305,409 and 350,345 options were exercised, respectively.

Earnings Per Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	45,236,870	45,560,740	45,179,704	45,342,453
Dilutive impact of stock options	—	1,480,808	1,220,716	1,619,719
Dilutive impact of restricted stock plans	—	58,088	82,062	55,761

Weighted average shares outstanding—diluted	45,236,870	47,099,636	46,482,482	47,017,933

In periods of loss from continuing operations, basic earnings per share and dilutive earnings per share are the same. The Company reported a loss from continuing operations for the three months ended June 30, 2007 and accordingly excluded 1,235,979 shares and 104,461 shares related to outstanding stock options and restricted stock plans, respectively.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

Common Share Repurchases

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the six months ended June 30, 2007, the Company expended $13,267 to repurchase 433,653 shares of its common stock at an average price of $30.59 per share under the Repurchase Program.

(15)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates in the United States with mines in three of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of seven underground mines and two surface mines in southern West Virginia; and the Powder River Basin, consisting of two surface mines in Wyoming and Other. Other includes an idled underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income from operations.

Operating segment results for the three months ended June 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$118,877	$130,335	$112,984	$6,285	$368,481
Income (loss) from operations	20,999	13,839	(2,945)	(29,706)	2,187
Depreciation, depletion and amortization	10,988	19,721	17,574	2,460	50,743
Amortization of coal supply agreements	1,130	(388)	(2,346)	137	(1,467)
Capital expenditures	8,548	17,070	1,756	646	28,020
Total assets at June 30, 2007	$537,259	$897,961	$466,316	$62,035	$1,963,571

Operating segment results for the three months ended June 30, 2006 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$104,635	$138,562	$111,675	$12,215	$367,087
Income (loss) from operations	10,363	44,411	3,242	(20,366)	37,650
Depreciation, depletion and amortization	10,433	20,487	15,179	2,112	48,211
Amortization of coal supply agreements	3,229	(2,549)	(4,070)	124	(3,266)
Capital expenditures	2,202	11,222	11,721	10,277	35,422
Total assets at December 31, 2006	$497,956	$863,702	$469,616	$118,306	$1,949,580

Operating segment results for the six months ended June 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$234,618	$278,330	$229,657	$20,798	$763,403
Income (loss) from operations	41,829	53,949	180	(51,496)	44,462
Depreciation, depletion and amortization	21,615	41,545	34,593	4,074	101,827
Amortization of coal supply agreements	2,002	158	(4,705)	(52)	(2,597)
Capital expenditures	11,139	34,346	16,954	13,640	76,079
Total assets at June 30, 2007	$537,259	$897,961	$466,316	$62,035	$1,963,571

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

Operating segment results for the six months ended June 30, 2006 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$207,964	$290,209	$236,341	$27,898	$762,412
Income (loss) from operations	18,893	98,425	13,695	(40,868)	90,145
Depreciation, depletion and amortization	20,721	38,513	29,182	4,092	92,508
Amortization of coal supply agreements	6,747	(5,132)	(11,206)	127	(9,464)
Capital expenditures	7,140	19,444	33,242	15,556	75,382
Total assets at December 31, 2006	$497,956	$863,702	$469,616	$118,306	$1,949,580

(16)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Royalty income	$1,079	$1,072	$1,872	$1,500
Synfuel fees	1,383	2,781	2,662	4,920
Coalbed methane	1,525	830	2,253	1,968
Transloading and plant processing fees	308	1,043	492	1,878
Gain on sale of assets	2,258	52	2,601	384
Combined Benefit Fund refund	—	—	1,325	—
Dry Systems Technologies equipment and filter sales	841	1,118	1,852	2,211
Other	1,294	1,032	4,321	2,790

Total other revenue	$8,688	$7,928	$17,378	$15,651

(17)	Commitments and Contingencies

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

Asset Retirement Obligations

At June 30, 2007, the Company’s accruals for reclamation and mine closure totaled $144,233. The portion of the costs expected to be incurred within one year of June 30, 2007 is $2,645, and is included in Accrued Expenses and other current liabilities. See Note 7. At June 30, 2007, these regulatory obligations are secured by surety bonds in the amount of $259,023. These surety bonds are partially collateralized by letters of credit issued by the Company.

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

(Unaudited, dollars in thousands, except per share data)

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

Contingencies

Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety, and related litigation, has had or may have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company’s sales or profitability to decline by hindering the Company’s ability to continue mining operations or by increasing costs.

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Letters of Credit

At June 30, 2007, the Company had $170,915 of letters of credit outstanding under its revolving credit facility.

(18)	Employee and Contract Termination Costs

Employee Termination Costs

Wage agreements between three affiliates of the Company and the United Mine Workers of America (“UMWA”) expired on or shortly after March 31, 2007. Specifically, the UMWA wage agreement for Wabash Mine Holding Company (“Wabash”) expired at 11:59 p.m. on March 31, 2007 and the UMWA wage agreements with Cumberland Coal Resources, LP (“Cumberland”) and Emerald Coal Resources, LP (“Emerald”) expired at 11:59 p.m. on April 1, 2007. Negotiations between these respective subsidiaries and the UMWA commenced in early January of 2007 but intensified in late March of 2007 and continued through April 3, 2007. Emerald Coal Resources, LP and Cumberland Coal Resources, LP reiterated their willingness to sign the 2007 National Bituminous Coal Operators Association (“BCOA”) UMWA wage agreement. The Company would not sign the BCOA Agreement for Wabash. The hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time, alleging unfair labor practices by Wabash, Emerald and Cumberland, the UMWA represented hourly workforces struck the Wabash, Emerald and Cumberland mines. On the same day, Wabash announced the closure of the mine in southern Illinois. The mining operation had become economically unviable as a result of a combination of factors, including aging infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA.

On April 10, 2007, negotiations between the UMWA and the three subsidiaries resumed. In the early evening of April 12, 2007, it was announced that the UMWA and the three subsidiaries had reached agreement and that the workforces at Emerald and Cumberland would return to work. The Wabash mine remained closed and the effects of the closure had been negotiated with the UMWA.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except per share data)

During the six months ended June 30, 2007, as a result of the Wabash mine closure, the Company recognized employee termination costs of $5,350 and $1,462 in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively. During the three months ended June 30, 2007, employee termination costs associated with one-time benefit arrangements of $5,350 were recognized in accordance with SFAS No. 146. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and negotiated severance to hourly employees and one-time retention pay to salaried employees. The communication date related to these one-time benefit arrangements occurred during the three months ended June 30, 2007. The Company expects to recognize additional costs in the third quarter related to the remainder of the service periods associated with one-time retention benefits. During the three months ended June 30, 2007, the Company also reduced its estimate of certain previously recognized employee termination costs associated with on-going benefit arrangements in accordance with SFAS No. 112 by $790. These employee termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007. Wabash is included in the Company’s Other segment.

During the three and six months ended June 30, 2007, the Company made cash payments of $4,492 related to employee termination costs. At June 30, 2007, the Company’s liability for employee termination costs included in Other current liabilities in the Consolidated Balance Sheet was $2,320, comprised of medical and severance benefits. See Note 7.

Contract Termination Costs

Wabash was the seller under three coal supply agreements supplied from the Wabash mine. Two of the agreements were with Duke Energy Indiana, Inc. and the third with Alcoa, Inc.’s Warrick Works (“Alcoa”). Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash payment of $5,734 which was paid by the Company on April 5, 2007. The Company believes there will be no further obligations of Wabash under these two contracts. During the three and six months ended June 30, 2007, the Company recognized $5,171 of net contract termination costs in accordance with the provisions of SFAS No. 146. The contract termination cost was recognized based on the date the Termination Agreement & Mutual Release was agreed-to between the parties. These contract termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007. With respect to the Alcoa coal supply agreement, Wabash claimed relief under force majeure for future contractual shipments. Because the Company believes a valid force majeure claim exists, and because this coal supply agreement provided pricing at levels approximately equal to current market prices, the Company does not consider it probable that Alcoa will assert a claim for damages under the coal supply agreement.

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

Overview

We are the fourth largest coal producer in the United States, operating a diverse group of thirteen coal mines located in Pennsylvania, West Virginia and the Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining seven operations are underground mines that utilize continuous miners. On April 4, 2007, Wabash Mine Holding Company (“Wabash”) announced the closure of the Wabash mine, an underground, continuous miner operation located in southern Illinois. The mine had become economically unviable as a result of a combination of factors discussed further in “Wage Negotiations with the UMWA and Closure of the Company’s Illinois Basin Mining Operations” below.

For the three months ended June 30, 2007, we sold 18.3 million tons of coal, including 17.8 million tons that were produced and processed at our operations. For the comparable period in 2006, we sold 18.6 million tons of coal, including 18.0 million tons that were produced and processed at our operations. For the six months ended June 30, 2007, we sold 37.1 million tons of coal, including 36.2 million tons that were produced and processed at our operations. For the comparable period in 2006, we sold 37.1 million tons of coal, including 35.8 tons produced and processed at our operations. As of December 31, 2006, we had approximately 1.6 billion tons of proven and probable coal reserves. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with coal qualities beyond those available from our own production. We purchased and resold approximately 0.5 million and 0.6 million tons of coal in the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, we purchased and resold approximately 0.9 and 1.3 million tons of coal, respectively.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 97% of our coal sales volume for both the three month periods ended June 30, 2007 and 2006, representing approximately 91% of our coal sales revenue in both of the three month periods ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, steam coal sales accounted for approximately 97% of our coal sales volume in both periods, representing approximately 90% and 92% of our coal sales revenue for the six month periods ended June 30, 2007 and 2006, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 3% of our coal sales volume in both of the three month periods ended June 30, 2007 and 2006, representing approximately 9% of our coal sales revenue in both of the three month periods ended June 30, 2007 and 2006. Metallurgical coal accounted for approximately 3% of our coal sales volume for both of the six month periods ended June 30, 2007 and 2006, representing approximately 10% and 8% of our coal sales revenue in both of the six month periods ended June 30, 2007 and 2006, respectively.

While the majority of our revenues are derived from the sale of coal, we also realize revenues from coal production royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees from the processing of our production by a synfuel facility, asset disposals and fees to transload coal through our Rivereagle facility on the Big Sandy River and revenues from the sale of coalbed methane.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$359,793	$359,159	$634	—
Other revenue	8,688	7,928	760	10%

Total revenues	$368,481	$367,087	$1,394	—

Tons sold	18,254	18,582	(328)	(2)%
Coal sales realization per ton sold	$19.71	$19.33	$0.38	2%

Coal sales revenues for the three months ended June 30, 2007 increased by $0.6 million compared to the coal sales revenues for the three months ended June 30, 2006 as a result of a 2% increase in average coal sales realization per ton, due to a period-over-period increase in base revenue realization, partially offset by a 2% decrease in tons sold. Consolidated weighted-average sales realization per ton for the second quarter of 2007 reflected a higher proportion of lower value Powder River Basin shipments compared to the same period in 2006.

Coal sales revenues in Northern Appalachia for the three months ended June 30, 2007 decreased 7% compared to coal sales revenues for the three months ended June 30, 2006 due primarily to a combination of lower coal sales volumes from lower tons shipped, lower base revenue and lower coal quality premium/penalty revenue. Total revenue realization per ton sold in Northern Appalachia increased slightly in the 2007 quarter due to higher base revenue realization per ton and higher coal quality premium/penalty revenue. Coal sales volumes in Northern Appalachia decreased by 0.4 million tons (11%) period-over-period primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the United Mine Workers of America (“UMWA”), that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007 inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Emerald shipments were higher in the 2007 quarter compared to 2006 despite the UMWA strike as coal inventories were reduced.

Coal sales revenues in Central Appalachia for the three months ended June 30, 2007 increased 3% compared to the coal sales revenues for the three months ended June 30, 2006. Total revenue realization per ton sold increased 10% period-over-period due to higher base revenue and higher coal quality premium/penalty revenue, partially offset by lower coal sales volumes from lower tons shipped. Coal sales volumes in Central Appalachia decreased by 0.2 million tons (7%) period-over-period reflecting decreased tons that were purchased and resold and decreased shipments from all West Virginia mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia decreased by 4% due primarily to the impact of reduced mining activities at the Rockspring mine in June to address regulatory issues related to new standards established for underground seals.

Coal sales revenues in the Powder River Basin for the three months ended June 30, 2007 increased by 14% compared to the coal sales revenues for the three months ended June 30, 2006 as a result of a 4% increase in tons sold and a combination of higher base revenue, offset partially by lower premium/penalty revenue, resulting in a 9% increase in average coal sales realization per ton. Base revenue realization per ton increased by 16% period-over-period while coal quality premium/penalty revenue decreased 84% period-over-period. Coal sales realization per ton increased due to shipments under higher priced 2007 contracts than the comparable period in 2006. Coal sales volumes in the Powder River Basin increased by 0.5 million tons (4%) to a shipment level of 12.8 million tons primarily due to a 15% increase in both production and shipments from the Belle Ayr mine, offset partially by 6% lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the three months ended June 30, 2007 decreased substantially compared to the coal sales revenues for the three months ended June 30, 2006 due to the April 4, 2007 closure of the Wabash mine in southern Illinois.

Other revenues for the three months ended June 30, 2007 increased by $0.8 million (10%) compared to the three months ended June 30, 2006. The increase was due to: (a) increased gains on the sale of assets ($2.2 million); (b) higher coalbed methane sales ($0.7 million); (c) increased miscellaneous revenues ($0.3 million); partially offset by (d) lower synfuel fees ($1.4 million); (e) lower transloading and plant processing fees ($0.7 million); and (f) decreased revenues from the sale of equipment and filters by Dry Systems Technologies ($0.3 million).

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$287,839	$268,195	$19,644	7%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	16,963	14,094	2,869	20%
Accretion on asset retirement obligations	2,485	2,203	282	13%
Depreciation, depletion and amortization	50,743	48,211	2,532	5%
Amortization of coal supply agreements	(1,467)	(3,266)	1,799	55%
Employee and contract termination costs	9,731	—	9,731	N/A(1)

Total costs and expenses	$366,294	$329,437	$36,857	11%

(1)	Amounts are not measurable as no such costs were incurred during the three months ended June 30, 2006.

Cost of coal sales. The cost of coal sales increased $19.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to: (a) a $19.5 million period-over-period increase in the charge to expense related to the reduction in coal inventories in the second quarter of 2007 compared to a credit to expense from an increase in coal inventories during the second quarter of 2006 due primarily to our Northern Appalachia segment shipping more tons than were produced during the three months ended June 30, 2007 compared to the three months ended June 30, 2006; (b) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($5.9 million); (c) increases in coal production taxes as a result of higher coal sales revenues in our Powder River Basin segment ($2.3 million); partially offset by (d) lower repair and maintenance supplies, and operating supply costs ($2.6 million); (e) decreases in purchased coal costs as a result of lower purchased coal volumes ($2.0 million); (f) lower longwall move expense ($0.5 million); (g) a decrease in transportation and loading costs ($2.4 million); and (h) decreases in various other expenses ($0.6 million). Cost of coal sales per ton was $15.77 for the three months ended June 30, 2007 compared to $14.46 per ton for the three months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 was $17.0 million compared to $14.1 million for the three months ended June 30, 2006. Period-over-period increases were due to (a) higher expenses incurred for employee compensation and benefit related expenses ($1.5 million); (b) higher consulting fees primarily related to implementation activities for our enterprise software that do not qualify as capital expenditures and other miscellaneous administrative activities ($1.5 million), partially offset by (c) lower miscellaneous overhead expenses including legal and insurance expenses ($0.1 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time because the initial liability is recorded at present value. Higher accretion expense in 2007 was due to increased asset retirement obligation estimates at closed mines.

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights, amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $2.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily due to higher depreciation and amortization, offset by decreased cost depletion. Depreciation and amortization increased by $4.4 million in the second quarter of 2007 mainly due to capital additions to plant & equipment during the twelve months ended June 30, 2007. Cost depletion decreased by $1.9 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $1.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Amortization of the liability for below market priced coal supply agreements during the three months ended June 30, 2007 was $3.9 million of credit to expense compared to $8.0 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended June 30, 2007 was $2.4 million of expense compared to $4.7 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs. As discussed below in the section entitled “Wage Negotiations with the UMWA and Closure of the Company’s Illinois Basin Mining Operation,” the UMWA wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007. The Company would not sign a new agreement for Wabash and the hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time the UMWA represented hourly workforces struck. On the same day, Wabash announced the closure of the mine in southern Illinois. As a result of the Wabash mine closure, the Company recognized employee termination costs associated with one-time benefit arrangements of $5.4 million in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”). The Company also recognized employee termination costs associated with one-time benefit arrangements in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”) and during the three months ended June 30, 2007, the Company reduced its estimate of employee termination costs associated with such benefit arrangements by $0.8 million. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and negotiated severance to hourly employees and one-time retention pay to salaried employees. The communication date related to these one-time benefit arrangements occurred during the three months ended June 30, 2007. The Company expects to recognize additional costs in the third quarter related to the remainder of the service periods associated with one-time retention benefits. These employee termination costs are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the three month period ended June 30, 2007.

Wabash was the seller under three coal supply agreements supplied from the Wabash mine. One of the agreements was with Duke Energy Indiana, Inc. Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out. As a result, the Company recognized $5.2 million of net contract termination costs in accordance with the provisions of SFAS No. 146 and are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the six month period ended June 30, 2007.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2006 through June 30, 2007. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	12,830	12,340	490	4%
Average sales realization per ton	$9.25	$8.46	$0.79	9%
Total revenues	$118,877	$104,635	$14,242	14%
Income from operations	$20,999	$10,363	$10,636	103%

Northern Appalachia
Tons sold	3,233	3,622	(389)	(11)%
Average sales realization per ton	$39.51	$37.86	$1.65	4%
Total revenues	$130,335	$138,562	$(8,227)	(6)%
Income from operations	$13,839	$44,411	$(30,572)	(69)%

Central Appalachia
Tons sold	2,151	2,303	(152)	(7)%
Average sales realization per ton	$51.62	$46.78	$4.84	10%
Total revenues	$112,984	$111,675	$1,309	1%
(Loss) income from operations	$(2,945)	$3,242	$(6,187)	(191)%

Powder River Basin—Income from operations increased $10.6 million period-over-period due to increased revenues of $14.2 million, offset by increased production costs of $3.6 million. As explained in the revenue section above, the increased revenues resulted from a 4% increase in tons sold from the previous year quarterly shipments and a 9% increase in average sales realization per ton. Assuming acceptable market conditions exist, we expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Total production costs increased $3.6 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting higher period-over-period cash costs of $4.8 million, higher depreciation and depletion of $0.6 million, higher miscellaneous expenses of $0.3 million, offset by lower coal supply contract amortization costs of $2.1 million.

The $4.8 million period-over-period increase in the cash costs of production referred to above were primarily in the following areas: (a) excise taxes and coal production taxes, which respond to changes in coal sales revenues ($3.7 million); (b) supply and service costs primarily consisting of operating supply costs, explosives, diesel fuel and outside services ($1.0 million); (c) labor and employee benefits ($0.3 million); (d) insurance ($0.2 million); and (e) miscellaneous other costs ($0.6 million), partially offset by reduced royalty costs due to mining a higher proportion of coal owned in fee ($1.0 million). These production cost increases occurred primarily due to 4% higher period-over-period production. Lower total depreciation, depletion and amortization costs of $1.5 million related primarily to a period-over-period $2.1 million reduction in the charge for the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed. Cost of coal sales per ton increased approximately 2% period-over-period.

Northern Appalachia—Income from operations decreased by $30.6 million period-over-period due to decreased revenues of $8.2 million and increased cost of coal sales of $22.4 million. As explained in the revenue section above, the decreased revenues resulted from an 11% period-over-period decrease in tons sold partially offset by a 4% increase in average sales realization per ton. Income and coal sales volumes decreased primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the UMWA that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007 inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Emerald shipments were higher in the 2007 quarter compared to 2006 despite the UMWA strike as coal inventories were reduced.

Total production costs increased $4.5 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, reflecting higher period-over-period cash costs of production of $3.1 million and higher depreciation, depletion and amortization costs of $1.4 million. In addition to the $4.5 million production cost increase, the total cost of coal sales increase included an $18.3 million period-over-period increase in the charge to expense related to the reduction in coal inventories in the second quarter of 2007 compared to a credit to expense from an increase in coal inventories during the second quarter of 2006 due primarily to shipping more tons than were produced during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The $3.1 million period-over-period increase in the cash costs of production referred to above were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the new UMWA wage agreement ($6.4 million); partially offset by (b) lower transportation and loading costs ($1.9 million); (c) lower supply and service costs primarily consisting of operating supply costs primarily from lower usage of roof bolts, miner bits and outside services ($0.1 million); (d) lower longwall move costs ($0.5 million); (e) reduced tax costs ($0.3 million); and (f) lower miscellaneous other costs ($0.5 million).

Higher total depreciation, depletion and amortization costs of $1.4 million related primarily to: (a) a period-over-period reduction in the credit associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($2.2 million); (b) increased depreciation primarily related to the batch weigh system, longwall shields, face conveyors and other mining equipment ($1.5 million); and (c) and lower reserve depletion expense ($2.3 million). Cost of coal sales per ton increased approximately 44% period-over-period principally reflecting the impact of the UMWA strike described above.

Central Appalachia—Income from operations decreased by $6.2 million period-over-period due to a combination of increased revenues of $1.3 million, offset by increased cost of coal sales of $8.2 million and a decreased miscellaneous income of $0.7 million. As explained in the revenue section above, the decreased revenues resulted from a 7% period-over-period decrease in tons sold, partially offset by a 10% increase in average sales realization per ton. Total coal sales revenues for the three months ended June 30, 2007 increased 1% period-over-period from the three months ended June 30, 2006 as a result of 3% higher base revenue realization and 26% higher coal quality premium revenue. Coal sales volumes in Central Appalachia decreased by 0.2 million tons (7%) period-over-period primarily from decreased tons that were purchased and resold as well as decreased shipments from all West Virginia mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia decreased by 4% due primarily to the impact of reduced mining activities at the Rockspring mine in June to address regulatory issues related to new standards established for underground seals.

Increased cost of coal sales of $8.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 consisted of $8.6 million higher total production costs, a $1.0 million period-over-period decrease in the credit to expense related to the reduction in coal inventories during the three months ended June 30, 2007 compared to a credit to expense from the increase in coal inventories during the second quarter of 2006 due primarily to shipping more tons than were produced during the comparable periods, offset by a $1.4 million reduction in purchased coal expense.

The $8.6 million total production cost increase resulted from higher period-over-period depreciation, depletion and amortization costs of $4.1 million and higher cash operating costs of $4.5 million. Increased depreciation, depletion and amortization consisted of higher depreciation of $2.2 million, higher reserve depletion of $0.2 million and a reduced credit to expense for amortization of coal supply agreements of $1.7 million.

The $4.5 million period-over-period increase in cash costs of production referred to above were primarily due to increases in the following areas: (a) labor and fringe benefits ($2.3 million); (b) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utility and fuel costs ($1.4 million); (c) higher royalty, production and severance taxes ($0.3 million); and higher insurance and other miscellaneous costs ($0.5 million). Cost of coal sales per ton increased approximately 10% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended June 30, 2007, the Other segment reported a loss from operations of $29.7 million compared to a loss of operations of $20.4 million in the three months ended June 30, 2006. The increased period-over-period loss from operations of $9.3 million was primarily due to employee and contract termination costs incurred as a result of the closure of the Wabash mine.

Interest Expense, Net

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(10,781)	$(10,870)	$(89)	—%
Interest expense—amortization of deferred financing costs	(462)	(717)	(255)	(35)%
Interest expense—surety bond and letter of credit fees	(1,485)	(1,791)	(306)	(17)%
Interest expense—other	(511)	(596)	(85)	(14)%

Total interest expense	(13,239)	(13,974)	(735)	(5)%
Interest income	886	858	28	3%

Interest expense, net	$(12,353)	$(13,116)	$(763)	(6)%

Interest expense, net for the three months ended June 30, 2007, was lower than the three months ended June 30, 2006 due primarily to lower surety bond and letter of credit fees and decreased amortization of deferred financing costs. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. The reduction in the amortization of deferred financing cost was caused by a lower deferred financing asset balance being amortized due to the write-off of a portion of the unamortized deferred financing costs resulting from the July 2006 completion of an amended and restated Senior Secured Credit Agreement.

Income Tax Benefit (Expense)

	Three Months Ended June 30,		Income Tax Expense Decrease
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit (expense)	$6,381	$(2,499)	$(8,880)	(355)%

For the three months ended June 30, 2007, the $6.4 million income tax benefit represents a quarterly effective tax benefit of 62.8% that is based on a projected full-year effective tax benefit of 5.3%. The most significant reason for the increase in the projected tax benefit for 2007 relates to the impact of permanent differences for excess depletion deductions. The percentage impact of these permanent differences changes during interim periods, as the Company reconsiders its forecast of full-year pretax income, based upon its most recent experience.

The second quarter effective tax rate includes a change in estimate, reducing income tax expense from the effective rate recognized in the first quarter. The change in estimate primarily relates to (a) second quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above) and (b) re-estimation of the valuation allowance needed for projected increases in net deferred tax assets during 2007. These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$746,025	$746,761	$(736)	—%
Other revenue	17,378	15,651	1,727	11%

Total revenues	$763,403	$762,412	$991	—%

Tons sold	37,058	37,107	(49)	—%
Coal sales realization per ton sold	$20.13	$20.12	$0.01	—%

Coal sales revenues for the six months ended June 30, 2007 decreased by $0.7 million compared to the coal sales revenues for the six months ended June 30, 2006. Tons sold and average coal sales realization per ton was consistent between periods. The consolidated weighted-average sales realization per ton for the six months ended 2007 reflected a higher proportion of lower value Powder River Basin shipments compared to the same period in 2006.

Coal sales revenues in Northern Appalachia for the six months ended June 30, 2007 decreased 5% compared to coal sales revenues for the six months ended June 30, 2006 due primarily to a combination of lower coal sales volumes from lower tons shipped, lower base revenue and lower coal quality premium/penalty revenue. Total revenue realization per ton sold in Northern Appalachia increased 3% period-over-period due to 6% higher base revenue realization per ton, offset by lower coal quality premium/penalty revenue. Coal sales volumes in Northern Appalachia decreased by 0.5 million tons (7%) period-over-period primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the UMWA, that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007 inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Emerald shipments were higher in the 2007 compared to 2006 despite the UMWA strike as the absence of the longwall move in 2007 more than offset the impact of the UMWA strike.

Coal sales revenues in Central Appalachia for the six months ended June 30, 2007 decreased 2% compared to the coal sales revenues for the six months ended June 30, 2006. Total revenue realization per ton sold increased 6% period-over-period as a result of higher base revenue and lower coal quality premium/penalty revenue per ton. Coal sales volumes from lower tons shipped declined by 8% (0.3 million tons) primarily from decreased tons that were purchased and resold. Coal sales volumes in Central Appalachia decreased at all mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia was adversely impacted by reduced mining activities at the Rockspring mine in June to address regulatory issues related to new standards established for underground seals.

Coal sales revenues in the Powder River Basin for the six months ended June 30, 2007 increased by 13% compared to the coal sales revenues for the six months ended June 30, 2006. Total revenue realization per ton sold increased 8% due to a combination of the increase in tons sold and higher base revenue, offset partially by a lower premium/penalty revenue. Coal sales realization per ton increased due to increased shipments under higher priced 2007 contracts than the comparative period in 2006. Coal sales volumes in the Powder River Basin increased by 1.1 million tons (5%) to a shipment level of 25.5 million tons primarily due to an 13% increase in both production and shipments from the Belle Ayr mine, offset partially by 3% lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the six months ended June 30, 2007 decreased substantially compared to the coal sales revenues for the six months ended June 30, 2006 due to the April 4, 2007 closure of the Wabash mine in southern Illinois.

Other revenues for the six months ended June 30, 2007 increased by $1.7 million (11%) compared to the six months ended June 30, 2006. The increase was due to: (a) increased gains on the sale of assets ($2.2 million); (b) higher coalbed methane sales ($0.3 million); (c) increased royalty and miscellaneous other revenues ($3.2 million); partially offset by (d) lower synfuel fees ($2.2 million); (e) lower transloading and plant processing fees ($1.4 million); and (f) decreased revenues from the sale of equipment and filters by Dry Systems Technologies ($0.4 million).

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$572,081	$558,437	$13,644	2%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	30,790	26,678	4,112	15%
Accretion on asset retirement obligations	4,857	4,108	749	18%
Depreciation, depletion and amortization	101,827	92,508	9,319	10%
Amortization of coal supply agreements	(2,597)	(9,464)	6,867	73%
Employee and contract termination costs	11,983	—	11,983	N/A(1)

Total costs and expenses	$718,941	$672,267	$46,674	7%

(1)	Amounts are not measurable as no such costs were incurred during the six months ended June 30, 2006.

Cost of coal sales. The cost of coal sales increased $13.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to: (a) a $3.8 million period-over-period decrease in the credit to expense related to the reduction in coal inventories in 2007 compared to the credit to expense from an increase in coal inventories during 2006 due primarily to all segments shipping more tons than were produced in the six months ended June 30, 2007 compared to the six months ended June 30, 2006; (b) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($13.1 million); (c) increases in coal production taxes as a result of higher coal sales revenues in our Powder River Basin segment ($0.3 million); (d) higher repair and maintenance supplies, and operating supply costs ($15.8 million); (e) higher longwall move expense ($2.5 million); (f) increased transportation and loading costs ($2.4 million); partially offset by (g) decreases in purchased coal costs as a result of lower purchased coal volumes ($18.0 million); (h) decreases in insurance, transportation and loading and various other expenses ($6.3 million). Cost of coal sales per ton was $15.44 for the six months ended June 30, 2007 compared to $15.06 per ton for the six months ended June 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 was $30.8 million compared to $26.7 million for the six months ended June 30, 2006. Period-over-period increases were due to (a) higher expenses incurred for employee compensation and benefit related expenses ($2.5 million); (b) higher consulting fees primarily related to implementation activities for our enterprise software that do not qualify as capital expenditures and other miscellaneous administrative activities ($2.7 million), partially offset by (c) lower miscellaneous overhead expenses including legal and insurance expenses ($1.1 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a component of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time because the initial liability is recorded at present value. Higher accretion expense in 2007 was due to increased asset retirement obligation estimates at closed mines.

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights, amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $9.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to increased cost depletion and higher depreciation and amortization. Cost depletion increased by $1.0 million. Depreciation and amortization increased by $8.3 million in the first six months of 2007 mainly due to capital additions to plant & equipment during the twelve months ended June 30, 2007.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $6.9 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Amortization of the liability for below market priced coal supply agreements during the six months ended June 30, 2007 was $7.9 million of credit to expense compared to $19.1 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the six months ended June 30, 2007 was $5.3 million of expense compared to $9.6 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs. As discussed below in the section entitled “Wage Negotiations with the UMWA and Closure of the Company’s Illinois Basin Mining Operation,” the UMWA wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007. The Company would not sign a new agreement for Wabash and the hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time the UMWA represented hourly workforces struck. On the same day, Wabash announced the closure of the mine in southern Illinois. As a result of the Wabash mine closure, the Company recognized employee termination costs associated with one-time benefit arrangements of $5.4 million and $1.4 million in accordance with the provisions of SFAS No.146 and the provisions of SFAS No. 112, respectively. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and negotiated severance to hourly employees and one-time retention pay to salaried employees. The communication date related to these one-time benefit arrangements occurred during the three month period ended June 30, 2007. The Company expects to recognize additional costs in the third quarter related to the remainder of the service periods associated with the one-time retention benefits. These employee termination costs are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the six month period ended June 30, 2007.

Wabash was the seller under three coal supply agreements supplied from the Wabash mine. One of the agreements was with Duke Energy Indiana, Inc. Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out. As a result, the Company recognized $5.2 million of net contract termination costs in accordance with the provisions of SFAS No. 146 and are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the six month period ended June 30, 2007.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2006 through June 30, 2007. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	25,467	24,347	1,120	5%
Average sales realization per ton	$9.19	$8.51	$0.68	8%
Total revenues	$234,618	$207,964	$26,654	13%
Income from operations	$41,829	$18,893	$22,936	121%

Northern Appalachia
Tons sold	6,833	7,359	(526)	(7)%
Average sales realization per ton	$40.09	$39.02	$1.07	3%
Total revenues	$278,330	$290,209	$(11,879)	(4)%
Income from operations	$53,949	$98,425	$(44,476)	(45)%

Central Appalachia
Tons sold	4,312	4,661	(349)	(7)%
Average sales realization per ton	$52.02	$49.03	$2.99	6%
Total revenues	$229,657	$236,341	$(6,684)	(3)%
Income from operations	$180	$13,695	$(13,515)	(99)%

Powder River Basin—Income from operations increased $22.9 million period-over-period due to increased revenues of $26.7 million, offset by increased production costs of $3.8 million. As explained in the revenue section above, the increased revenues resulted from a 5% increase in tons sold from the previous year shipments and an 8% increase in average sales realization per ton. Assuming acceptable market conditions exist, we expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Total production costs increased $3.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, reflecting higher period-over-period cash costs of $6.8 million, higher depreciation and depletion of $0.9 million, higher miscellaneous expenses of $0.8 million, offset by lower coal supply contract amortization costs of $4.7 million.

The $6.8 million period-over-period increase in the cash costs of production referred to above were primarily in the following areas: (a) excise taxes and coal production taxes, which respond to changes in coal sales revenues ($6.5 million); (b) supply and service costs primarily consisting of operating supply costs, explosives, diesel fuel and outside services ($3.7 million); (c) labor and employee benefits ($1.5 million); (d) insurance ($0.4 million); and (e) rental expense ($0.7 million), partially offset by (f) reduced royalty costs due to mining a higher proportion of coal owned in fee ($6.0 million). These production cost increases occurred primarily due to 4% higher period-over-period production. Lower total depreciation, depletion and amortization costs of $3.9 million related primarily to a period-over-period $4.7 million reduction in the charge for the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed. Cost of coal sales per ton were unchanged period-over-period.

Northern Appalachia—Income from operations decreased by $44.5 million period-over-period due to decreased revenues of $11.9 million and increased cost of coal sales of $32.6 million. As explained in the revenue section above, the decreased revenues resulted from a 7% period-over-period decrease in tons sold, partially offset by a 3% increase in average sales realization per ton. Income and coal sales volumes decreased primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the UMWA, that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007 inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Emerald shipments were higher in the 2007 period-over-period despite the UMWA strike as the absence of the longwall move in 2007 more than offset the impact of the UMWA strike.

Total production costs increased $29.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, reflecting higher period-over-period cash costs of production of $20.7 million and higher depreciation, depletion and amortization costs of $8.3 million. In addition to the $29.0 million production cost increase, the total cost of coal sales increase included a $4.1 million period-over-period increase in the charge to expense related to the reduction in coal inventories during the six months ended June 30, 2007 compared to a credit to expense from an increase in coal inventories during the second quarter of 2006 due primarily to shipping more tons than were produced during the comparable periods.

The $20.7 million period-over-period increase in the cash costs of production referred to above were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the new UMWA wage agreement ($10.5 million); (b) higher supply and service costs primarily consisting of operating supply costs from increased usage of roof bolts, miner bits and water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($6.2 million); (c) higher coal shipping costs on export sales and subsidence settlements ($1.8 million); (d) higher longwall move costs amortization ($2.5 million); partially offset by (e) lower miscellaneous other costs ($0.3 million).

Higher total depreciation, depletion and amortization costs of $8.3 million related primarily to: (a) a period-over-period reduction in the credit associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($5.3 million); (b) increased depreciation primarily related to the batch weigh system, longwall shields, face conveyors and other mining equipment ($3.4 million); and (c) and lower reserve depletion expense ($0.4 million). Cost of coal sales per ton increased by approximately 25% period-over-period principally reflecting the effect of the UMWA strike described above.

Central Appalachia—Income from operations decreased by $13.5 million period-over-period due to a combination of decreased revenues of $6.7 million and increased cost of coal sales of $8.0 million and a decreased miscellaneous expense of $1.2 million. As explained in the revenue section above, the decreased revenues resulted from a 7% period-over-period decrease in tons sold, partially offset by a 6% increase in average sales realization per ton. Total coal sales revenues for the six months ended June 30, 2007 decreased 3% period-over-period from the six months ended June 30, 2006 as a result of 1% lower base revenue realization and 17% lower coal quality premium revenue. Coal sales volumes in Central Appalachia decreased by 0.3 million tons (7%) period-over-period primarily from decreased tons that were purchased and resold as well as decreased shipments from all West Virginia mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia decreased by 1% due primarily to the impact of reduced mining activities at the Rockspring mine in June to address regulatory issues related to new standards established for underground seals.

Increased cost of coal sales of $8.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 consisted of $23.0 million higher total production costs, offset by a $15.0 million reduction in purchased coal expense. The $23.0 million total production cost increase resulted from higher period-over-period depreciation, depletion and amortization costs of $11.9 million and higher cash operating costs of $11.1 million. Increased depreciation, depletion and amortization consisted of higher depreciation of $4.4 million, higher reserve depletion of $1.0 million and a reduced credit to expense for amortization of coal supply agreements of $6.5 million.

The $11.1 million period-over-period increase in cash costs of production referred to above were primarily due to increases in the following areas: (a) labor and fringe benefits ($3.6 million); (b) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utility and fuel costs ($7.1 million); (c) higher royalty, production and severance taxes ($0.7 million); (d) higher transportation and loading costs ($1.8 million); and (e) higher insurance and other miscellaneous costs ($0.3 million); partially offset by lower contract mining costs ($2.4 million). Cost of coal sales per ton increased approximately 5% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the six months ended June 30, 2007, the Other segment reported a loss from operations of $51.5 million compared to a loss of operations of $40.9 million in the six months ended June 30, 2006. The increased period-over-period loss from operations of $10.6 million was primarily due to employee and contract termination costs incurred as a result of the closure of the Wabash mine.

Interest Expense, Net

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Interest expense—debt related	$(21,564)	$(21,643)	$(79)	—%
Interest expense—amortization of deferred financing costs	(919)	(1,434)	(515)	(36)%
Interest expense—surety bond and letter of credit fees	(2,777)	(3,337)	(560)	(17)%
Interest expense—other	(999)	(1,234)	(235)	(19)%

Total interest expense	(26,259)	(27,648)	(1,389)	(5)%
Interest income	1,518	1,226	292	24%

Interest expense, net	$(24,741)	$(26,422)	$(1,681)	(6)%

Interest expense, net for the six months ended June 30, 2007, was lower than the six months ended June 30, 2006 due primarily to lower surety bond and letter of credit fees and decreased amortization of deferred financing costs. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. The reduction in the amortization of deferred financing cost was caused by a lower deferred financing asset balance being amortized due to the write-off of a portion of the unamortized deferred financing costs resulting from the July 2006 completion of an amended and restated Senior Secured Credit Agreement.

Income Tax Benefit ( Expense)

	Six Months Ended June 30,		Income Tax Expense Decrease
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit (expense)	$1,048	$(10,380)	$(11,428)	(110)%

For the six months ended June 30, 2007, the $1.0 million income tax benefit represents a projected full-year effective benefit of 5.3%. The most significant reason for the increase in projected tax benefit for 2007 relates to the impact of permanent differences for excess depletion deductions. The percentage impact of these permanent differences changes during interim periods, as the Company reconsiders its forecast of full-year pretax income, based upon its most recent experience.

The effective tax rate includes a change in estimate, reducing income tax expense from the effective rate recognized in the first quarter. The change in estimate primarily relates to (a) second quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above) and (b) re-estimation of the valuation allowance needed for projected increases in net deferred tax assets during 2007. These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

Expected Coal Production

As of July 17, 2007, uncommitted and unpriced tonnage was 1%, 16%, 40% and 72% of planned production in 2007, 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 3%, 25%, 63% and 92% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008, 2009 and 2010, respectively.

In 2007 through 2010, Foundation Coal expects coal production within the following ranges (millions of tons):

	2007	2008	2009	2010
East	20.5–22.0	19.5–21.5	19.5–21.5	19.5–21.5
West	49.5–53.0	50.0–53.0	52.0–56.0	52.0–56.0
Total Consolidated	70.0–75.0	69.5–74.5	71.5–77.5	71.5–77.5

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

Liquidity and Capital Resources

Our primary sources of cash have been from sales of our coal production and, to a much lesser extent, purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, the cash cost of purchased coal, capital expenditures, interest costs, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements such as coal inventories and trade accounts payable. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007	2006
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$135,479	$113,355
Investing activities (primarily capital expenditures)	(74,187)	(74,854)
Financing activities—stock option exercise proceeds and excess tax benefit from stock-based awards	4,884	15,617
Financing activities—dividends on common stock	(4,523)	(4,546)
Financing activities—common stock repurchases	(13,267)	—

Change in cash and cash equivalents	$48,386	$49,572

Cash provided by operating activities increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to reductions in working capital requirements, most notably trade accounts receivable, coupled with an increase in non-cash adjustments to income, partially offset by a reduction in net income.

Cash used in investing activities decreased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to an increase in asset sales proceeds, partially offset by a slight increase in capital expenditures. Capital expenditures in the six months ended June 30, 2007 totaled $76.1 million, including a total of $29.5 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide enterprise resource planning (“ERP”) software. Capital expenditures in the six months ended June 30, 2006 totaled $75.4 million, including a total of $24.3 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; and (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois.

Cash provided by financing activities during the six months ended June 30, 2007 consisted of $2.6 million in cash proceeds from exercise of nonqualified stock options; $2.3 million in excess income tax benefit from issuance of stock-based awards; offset by quarterly cash dividends of $4.5 million ($0.05 per share paid in March and June 2007); and $13.3 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006. Cash provided by financing activities during the six months ended June 30, 2006 consisted of $7.0 million in cash proceeds from exercise of nonqualified stock options and $8.6 million in excess income tax benefit from issuance of stock-based awards, partially offset by quarterly cash dividends of $4.5 million ($0.05 per share paid in March and June 2006).

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

As of June 30, 2007, we have outstanding $626.6 million in aggregate indebtedness, with an additional $329.1 million of available borrowings under our revolving credit facility after giving effect to $170.9 million of letters of credit outstanding as of June 30, 2007. Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures.

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

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2.4 million derivative asset included in Other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss is being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million. During the six months ended June 30, 2007, $0.7 million was offset against Interest expense.

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

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. During the six months ended June 30, 2007, the Company expended $13.3 million to repurchase 433,653 shares of its common stock at an average price of $30.59 under the Repurchase Program.

Covenant Compliance

Our indirect wholly-owned subsidiary, Foundation Coal Corporation (“FCC”) is required to comply with certain financial covenants which are considered material terms of the Senior Secured Credit Facility and the indenture governing FCC’s outstanding 7.25% Senior Notes. Information about the financial covenants is material to an investor’s understanding of FCC’s financial condition and liquidity. The breach of covenants in the Senior Secured Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Secured Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Credit Facility and indenture, FCC’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

(1)

The Senior Secured Credit Facility requires FCC to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 2.5x and a total debt less unrestricted cash to Adjusted EBITDA ratio starting at a maximum of 4.25x in each case for the most recent twelve-month period. Failure to satisfy these ratio requirements would constitute a default by FCC under the Senior Secured Credit Facility. If lenders under the Senior Secured Credit Facility fail to waive any such default, repayment obligations under the Senior Secured Credit Facility could be accelerated, which would also constitute a default under the indenture. Covenants reflect the definition and levels required by the Senior Secured Credit Facility.

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

As of June 30, 2007, FCC was in compliance with all required financial covenants of the Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of June 30, 2007:

	2007	2008-2009	2010-2011	After 2011	Total
	(Unaudited, in thousands)
Long-term debt	$—	$41,875	$284,750	$300,000	$626,625
Estimated cash interest on long-term debt[1]	27,058	84,486	69,538	56,188	237,270
Estimated cash payments for asset retirement obligations	2,637	4,569	7,989	213,475	228,670
Unconditional purchase commitments	84,586	26,008	—	—	110,594
Operating leases	1,604	5,256	2,903	4,970	14,733

Total	$115,885	$162,194	$365,180	$574,633	$1,217,892

(1)	The variable interest rate on debt is 6.58%, reflecting a LIBOR estimate, based on the five-year swap rate effective June 29, 2007, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $175.0 million to $185.0 million in capital expenditures, excluding the LBA at the Eagle Butte mine, during calendar year 2007 of which $110.0 million to $115.0 million is to maintain production and replace mining equipment. The additional $65.0 million to $70.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $45.8 million of expected 2007 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2007 unconditional purchase commitments consist of $16.0 million for purchased coal and $22.8 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. We expect to contribute approximately $9.7 million to our defined benefit retirement plans and to pay approximately $21.4 million of retiree health care benefits, net of Medicare Part D subsidies, in calendar year 2007. We also expect to incur approximately $6.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $282.0 million as of June 30, 2007, of which $259.0 million secured reclamation obligations, $11.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $170.9 million of letters of credit in place for the following purposes: $36.0 million for workers’ compensation, including collateral for workers’ compensation bonds; $7.9 million for UMWA retiree health care obligations; $112.2 million for collateral for reclamation surety bonds; and $14.8 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

During the six months ended June 30, 2007, as a result of the Wabash mine closure, the Company recognized employee termination costs of $5.4 million and $1.4 million in accordance with the provisions of SFAS No.146 and the provisions of SFAS No. 112, respectively. Employee termination costs associated with one-time benefit arrangements of $5.4 million were recognized in accordance with SFAS No. 146. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and negotiated severance to hourly employees and severance to salaried employees. The communication date related to these one-time benefit arrangements occurred during the three months ended June 30, 2007. The Company expects to recognize additional costs in the third quarter related to the remainder of the service periods associated with one-time retention benefits. During the three months ended June 30, 2007, the Company also reduced its estimate of certain previously recognized employee termination costs associated with on-going benefit arrangements in accordance with SFAS No. 112 by $0.8 million. These employee termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007.

At March 31, 2007, Wabash was the seller under three coal supply agreements supplied from the mine. Two of the agreements were with Duke Energy Indiana, Inc. and the third with Alcoa, Inc.’s Warrick Works (“Alcoa”). Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine closure. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash settlement that the Company paid on April 5, 2007. The Company believes there will be no further obligations of Wabash under these two contracts. During the three and six months ended June 30, 2007, the Company recognized $5.2 million of net contract termination costs in accordance with the provisions of SFAS No. 146. These contract termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007. With respect to the Alcoa coal supply agreement, Wabash claimed relief under force majeure for future contractual shipments. Because the Company believes a valid force majeure claim exists, and because this coal supply agreement provided pricing at levels approximately equal to current market prices, the Company does not consider it probable that Alcoa will assert a claim for damages under the coal supply agreement.

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

Through July 20, 2007, electric power generation in the regions using coal fired power has increased by 2.3 percent from the same period in 2006. Season-to-date cooling degree days have decreased by 11.4 percent from 2006’s cooling season and by 13.7 percent from the five-year average.

During the first quarter of 2007, the Union Pacific Railroad lifted its moratorium on shipments from the Powder River Basin to service test burns and other new business. Through June 2007, total rail shipments from the southern Powder River Basin are approximately equal to the comparable period in 2006. The railroads are forecasting to increase deliveries from the southern Powder River Basin by approximately 5 percent in 2007 compared to 2006. The performance of the eastern railroads tends to be more mine-specific. In particular, we are reliant on Norfolk Southern (“NS”) and CSX at our Central Appalachia operations, and on the MGA joint line between NS and CSX at our Emerald mine in Northern Appalachia.

Based on weekly production reporting through July 21, 2007 from the National Mining Association, Appalachian production trails the comparable period of 2006 by approximately 4.7% partially as a result of capacity idling due to weak market conditions. Coal producers in Northern Appalachia and the Powder River Basin continue to report deferrals of previously announced mine expansion projects. Through July 21, 2007, Western coal production has declined approximately 2.1% from the comparable period of the prior year. Judicial decisions in West Virginia with respect to permits to construct valley fills at surface mines are likely to slow the process of obtaining surface mining permits in West Virginia with resultant uncertainties for producers. In addition, implementation of the Mine Improvement and New Emergency Response Act of 2006 and new state mine safety statutes has placed increased regulatory burdens on the coal industry with resultant cost increases and production constraints. The combination of strong demand for coal fired electric power and production declines and uncertainties, particularly in Central Appalachia, has led to forecasts of declines in stockpiles at coal fired electric generating plants over the next year. Spot market prices for Central Appalachia and the Powder River Basin coals increased modestly during the second quarter of 2007. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile, fundamentals for the U. S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U. S. steam coal production is strong in relation to historical pricing levels, but has declined over the last year in response to the factors discussed above. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained strong in response to increased worldwide demand for steel. As of July 17, 2007, we have committed and priced 99% and 84%, respectively, of the mid-points of our targeted production ranges for 2007 and 2008. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. Also, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit pension and other postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The Company expects to early adopt the measurement date provisions on December 31, 2007.

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

At January 1, 2007, the cumulative effect of the adoption of FIN 48 was zero. Our liability at the date of adoption for unrecognized tax benefits was $9.7 million. If recognized, $3.8 million would affect the effective tax rate; however, the Company does not expect that these unrecognized tax benefits will significantly change this year. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was $0.2 million.

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

Price Risk

We manage our price risk for coal sales using long-term coal supply agreements rather than by derivative instruments. As of July 17, 2007, we had sales commitments for approximately 99% of our planned 2007 production. The Company expects to make physical delivery of all coal for which we have sales commitments. As of July 17, 2007, uncommitted and unpriced tonnage was 16%, 40% and 72% of planned production in 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 25%, 63% and 92% of the Company’s planned eastern production remains uncommitted and unpriced in 2008, 2009 and 2010, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of June 30, 2007, the Company has entered into forward purchase commitments for approximately 85% of the diesel fuel that it expects to consume during calendar year 2007 at prices ranging from $2.02 per gallon for our Powder River Basin mines to $2.10 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the six months ended June 30, 2007 and 2006, the cost of diesel fuel represented approximately 4% of the Company’s consolidated cost of coal sales.

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

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated existing swap agreements. On July 11, 2006, the Company monetized a $2.4 million derivative asset included in other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a resulting $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive income (loss) is being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million. During the three and six months ended June 30, 2007, $0.4 million and $0.7 million, respectively, was offset against Interest expense.

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

Changes in Internal Control Over Financial Reporting

During the second quarter we implemented an enterprise resource planning (“ERP”) system which replaced our legacy computer system. The system became operational in April 2007 and changes were made to the Company’s internal controls over financial reporting in order to adapt to the new software environment. Other than the changes required by the implementation of the new ERP system, none of which materially impacted or significantly changed the effectiveness of our internal controls over financial reporting, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES.

Not Applicable.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

On May 17, 2007, Foundation held its annual meeting of stockholders and three proposals were considered.

The first proposal was to elect eight nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

Nominee:	For:	Withheld:
James F. Roberts	39,660,987	740,341
William J. Crowley, Jr.	39,970,471	430,857
David I. Foley	38,296,230	2,105,098
P. Michael Giftos	39,968,020	433,308
Alex T. Krueger	39,968,487	432,861
Joel Richards, III	39,969,080	432,248
Robert C. Scharp	39,694,954	506,374
Thomas V. Shockley, III	39,968,352	432,976

The second proposal was to ratify the approval of Ernst & Young LLP as Foundation’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007.

Shares of Common Stock: FOR: 39,971,090 AGAINST: 420,385 ABSTAINED: 9,853

The third proposal was to approve any other matters that properly came before the meeting.

Shares of Common Stock: FOR: 10,850,983 AGAINST: 23,933,505 ABSTAINED: 5,616,840

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Chairman
James F. Roberts	(Principal Executive Officer)

/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1*	Form of certificate of the Company’s common stock.

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

10.1**	Amendment Number 2, dated June 18 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between Foundation Coal Corporation and James J. Bryja.

10.2**	Amendment Number 2, dated June 18, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between Foundation Coal Corporation and Kurt D. Kost.

10.3**	Restricted Stock Unit Agreement, approved June 18, 2007, and executed June 29, 2007, by and between the Company and Kurt D. Kost.

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