Form 10-Q
period 2007-09-30
Foundation Coal Holdings, Inc.
filed 2007-11-09
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

There were 45,207,779 shares of common stock outstanding on October 31, 2007.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1. FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,472	$33,720
Trade accounts receivable	109,840	119,603
Inventories, net	39,283	36,771
Deferred income taxes	15,525	15,525
Prepaid expenses	31,220	30,790
Other current assets	4,906	4,238

Total current assets	270,246	240,647
Owned surface lands	35,440	30,388
Plant, equipment and mine development costs, net	657,699	626,234
Owned and leased mineral rights, net	947,319	1,003,804
Coal supply agreements, net	23,418	31,343
Other noncurrent assets	15,704	17,164

Total assets	$1,949,826	$1,949,580

LIABILITIES
Current liabilities:
Current portion of long-term debt	$12,563	$-
Trade accounts payable	38,117	41,584
Accrued expenses and other current liabilities	177,858	162,014

Total current liabilities	228,538	203,598
Long-term debt	614,062	626,625
Deferred income taxes	1,503	8,273
Coal supply agreements, net	12,164	24,223
Postretirement benefits	501,312	536,628
Other noncurrent liabilities	263,844	252,420

Total liabilities	1,621,423	1,651,767

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100.0 million shares authorized, 46.2 million shares issued and 45.1 million shares outstanding at September 30, 2007; 45.8 million shares issued and 45.4 million shares outstanding at December 31, 2006	462	458
Additional paid-in capital	289,958	279,436
Retained earnings	79,115	63,220
Accumulated other comprehensive loss	(5,720)	(33,412)
Treasury stock, at cost: 1.1 million shares at September 30, 2007; 0.3 million shares at December 31, 2006	(35,412)	(11,889)

Total stockholders’ equity	328,403	297,813

Total liabilities and stockholders’ equity	$1,949,826	$1,949,580

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2007	2006
Revenues:
Coal sales	$350,762	$347,511
Other revenue	8,296	6,609

Total revenues	359,058	354,120
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	283,079	277,453
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	14,263	11,347
Accretion on asset retirement obligations	2,635	2,219
Depreciation, depletion and amortization	49,585	45,170
Amortization of coal supply agreements	(844)	(2,309)
Employee and contract termination costs	2,314	-

Income from operations	8,026	20,240
Other income (expense):
Interest expense	(13,389)	(23,058)
Mark-to-market loss on interest rate swaps	-	(112)
Interest income	1,056	958

Loss before income tax benefit	(4,307)	(1,972)
Income tax benefit	6,212	1,963

Net income (loss)	1,905	(9)
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $66 in 2007	96	-
Reclassification of unrealized gain on interest rate swap into interest expense	(370)	389

Comprehensive income	$1,631	$380

Basic earnings per common share	$0.04	$-
Diluted earnings per common share	$0.04	$-
Weighted-average shares-basic	45,221,193	45,507,284
Weighted-average shares-diluted	46,412,804	46,773,741
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Coal sales	$1,096,787	$1,094,272
Other revenue	25,674	22,260

Total revenues	1,122,461	1,116,532
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	855,160	835,890
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	45,053	38,025
Accretion on asset retirement obligations	7,492	6,327
Depreciation, depletion and amortization	151,412	137,678
Amortization of coal supply agreements	(3,441)	(11,773)
Employee and contract termination costs	14,297	-

Income from operations	52,488	110,385
Other income (expense):
Interest expense	(39,648)	(50,706)
Mark-to-market loss on interest rate swaps	-	(112)
Interest income	2,574	2,184

Income before income tax benefit (expense)	15,414	61,751
Income tax benefit (expense)	7,260	(8,417)

Net income	22,674	53,334
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $19,754 in 2007	28,806	-
Unrealized gain on interest rate swaps, net of tax expense of $90 in 2006	-	139
Reclassification of unrealized gain on interest rate swap into interest expense	(1,114)	389

Comprehensive income	$50,366	$53,862

Basic earnings per common share	$0.50	$1.17
Diluted earnings per common share	$0.49	$1.13
Weighted-average shares-basic	45,193,686	45,654,040
Weighted-average shares-diluted	46,459,408	47,103,715
Dividends declared per share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$22,674	$53,334
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	7,492	6,327
Depreciation, depletion and amortization	147,971	125,905
Amortization of deferred financing costs	1,382	11,091
Gain on sale of assets	(4,468)	(899)
Non-cash stock compensation	4,601	2,250
Non-cash mark-to-market adjustment for interest rate swaps	-	112
Deferred income taxes	(26,524)	(17,815)
Asset retirement obligations	(470)	(2,020)
Other	(160)	(250)
Changes in operating assets and liabilities:
Trade accounts receivable	9,788	(7,349)
Inventories, net	(2,406)	1,988
Prepaid expenses and other current assets	(521)	(14,467)
Other noncurrent assets	37	508
Trade accounts payable	(3,467)	4,707
Accrued expenses and other current liabilities	3,971	(18,927)
Noncurrent liabilities	14,762	13,508

Net cash provided by operating activities	174,662	158,003

Investing activities:
Purchases of property, plant and equipment	(120,761)	(119,713)
Purchases of mining assets	-	(14,630)
Proceeds from disposition of property, plant and equipment	6,228	1,704

Net cash used in investing activities	(114,533)	(132,639)

Financing activities:
Payment of cash dividends	(6,779)	(6,817)
Proceeds from issuance of common stock	3,221	7,479
Excess tax benefit from stock-based awards	2,704	10,672
Interest rate swap termination	-	2,259
Payment of deferred financing costs	-	(4,443)
Common stock repurchases	(23,424)	(11,889)
Other	(99)	-

Net cash used in financing activities	(24,377)	(2,739)

Net increase in cash and cash equivalents	35,752	22,625
Cash and cash equivalents at beginning of period	33,720	22,432

Cash and cash equivalents at end of period	$69,472	$45,057

Supplemental cash flow information:
Cash paid for interest	$40,621	$42,142
Cash paid for income taxes, net of refunds	$10,838	$17,210

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands, except share data)

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred income taxes; income tax provision calculations; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results to be expected in the fourth quarter or for the twelve months ended December 31, 2007.

(2) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently determining whether fair value accounting is preferred for any of its eligible items and has not yet determined the impact, if any, that SFAS No. 159 will have on the consolidated financial statements.

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

(Unaudited, dollars in thousands, except share data)

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

At January 1, 2007, the cumulative effect of the adoption of FIN 48 was zero. Our liability at the date of adoption for unrecognized tax benefits was $9,671. If recognized, $3,769 would affect the effective tax rate; however, the Company does not expect that these unrecognized tax benefits will significantly change this year. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties was $163 and $270 as of January 1, 2007 and September 30, 2007, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Our United States federal tax obligations have been settled through the year 2003, although certain carry forward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be used in periods subsequent to 2002.

(3) Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Saleable coal	$15,194	$16,052
Raw coal	631	2,199
Materials and supplies	28,973	23,620

	44,798	41,871
Less materials and supplies reserve for obsolescence	(5,515)	(5,100)

	$39,283	$36,771

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

(4) Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2007	December 31, 2006
Prepaid royalties	$1,140	$1,427
Prepaid longwall move expenses	10,215	8,628
Prepaid SO2 emission allowances	1,775	2,052
Prepaid taxes	6,550	6,330
Prepaid insurance	10,442	10,796
Other	1,098	1,557

	$31,220	$30,790

(5) Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	September 30, 2007	December 31, 2006
Owned surface lands and mineral rights
Owned surface lands	$35,440	$30,388

Owned and leased mineral rights	$1,255,218	$1,253,127
Less accumulated depletion	(307,899)	(249,323)

	$947,319	$1,003,804

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$894,632	$798,159
Mine development costs	43,625	27,507
Internal use software	35,760	30,726
Coalbed methane equipment and development costs	9,991	7,022

	984,008	863,414

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(308,699)	(226,788)
Mine development costs	(6,424)	(3,368)
Internal use software	(9,480)	(5,911)
Coalbed methane equipment and development costs	(1,706)	(1,113)

	(326,309)	(237,180)

	$657,699	$626,234

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

(6) Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	September 30, 2007	December 31, 2006
Receivables from asset dispositions	$1,839	$1,839
Unamortized deferred financing costs, net	10,777	12,159
Advance mining royalties	1,527	1,657
Other	1,561	1,509

	$15,704	$17,164

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Wages and employee benefits	$35,667	$33,619
Employee termination costs	444	-
Postretirement benefits other than pension	22,340	21,420
Interest	3,625	9,063
Royalties	9,911	6,271
Taxes, other than income taxes	36,065	35,409
Asset retirement obligations	2,523	2,940
Workers’ compensation	8,140	8,140
Deferred equipment purchase commitment	17,348	4,337
Accrued capital expenditures	8,911	10,495
Other	32,884	30,320

	$177,858	$162,014

(8) Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Postemployment benefits	$5,111	$4,803
Pension benefits	39,116	45,387
Workers’ compensation	24,914	23,347
Minimum royalty obligations	81	81
Black lung reserves	12,446	11,305
Contract settlement accrual	10,228	13,986
Asset retirement obligations	144,199	122,076
Deferred production tax	16,701	9,642
Deferred credits and other	7,402	6,140
Deferred equipment purchase commitment	3,646	15,653

	$263,844	$252,420

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in its underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The current portion of the deferred equipment purchase commitment liability of $17,348 is recorded in Accrued expenses and other current liabilities. See Note 7. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

(9) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	September 30, 2007	December 31, 2006

Unrealized gain on interest rate swaps	$-	$1,114
Defined benefit pension, postretirement and other Company sponsored plans	(5,720)	(34,526)

	$(5,720)	$(33,412)

(10) Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Actuarial liabilities related to the Company’s defined benefit pension and postretirement benefit plans were re-measured in connection with the April 2007 curtailment event which occurred with respect to the closing of the Wabash mine, as further discussed in Note 18. The curtailment gains of $5,703 were recorded in Other comprehensive income because the curtailment gains did not exceed the unrecognized net losses recorded in Accumulated other comprehensive income related to these plans.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$1,657	$1,544	$4,898	$4,635
Interest cost	3,102	2,766	9,169	8,299
Expected return on plan assets	(3,113)	(2,641)	(9,203)	(7,925)
Amortization of:
Prior service cost	138	25	407	75
Actuarial (gains) losses	(2)	100	(7)	299

Net expense	$1,782	$1,794	$5,264	$5,383

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$1,930	$2,274	$5,850	$6,824
Interest cost	7,583	7,525	22,995	22,574
Amortization of actuarial losses	-	25	-	75

Net expense	$9,513	$9,824	$28,845	$29,473

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

The Company’s postretirement medical and life insurance plans are unfunded.

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$174	$176	$522	$529
Interest cost	341	329	1,021	986
Expected return on plan assets	(124)	(144)	(374)	(431)
Amortization of actuarial losses	29	50	87	149

Net expense	$420	$411	$1,256	$1,233

(11) Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan, which was amended and restated December 14, 2006, permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At September 30, 2007, 2,211,314 shares of common stock were available for grant under the Plan.

The Company has three types of stock-based awards: restricted stock units, restricted stock and options. Total compensation expense related to the stock-based awards recognized in Selling, general and administrative expenses for the nine months ended September 30, 2007 was $4,601, consisting of $3,170, $294 and $1,137 for restricted stock units, restricted stock and options, respectively. Compensation expense related to the stock-based awards recognized in Selling, general and administrative expenses for the nine months ended September 30, 2006 was $2,250, consisting of $1,007, $205 and $1,038 for restricted stock units, restricted stock and options, respectively.

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

In connection with the closing of the $835,000 amended and restated Senior Secured Credit Facility agreement on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in Other noncurrent assets on the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps. The $1,841 unrealized gain at June 30, 2006 from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss was amortized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments. At December 31, 2006, the unamortized unrealized gain on the swaps was $1,114. During the three and nine months ended September 30, 2007, the Company amortized $370 and $1,114, respectively, which was recorded as an offset against Interest expense.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

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

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2006 through September 30, 2007:

Asset retirement obligation, December 31, 2006	$125,016
Accretion expense	7,492
Revisions in estimated cash flows and liabilities incurred	14,684
Payments	(470)

Asset retirement obligation, September 30, 2007	$146,722

The current portions of the asset retirement obligation liabilities of $2,523 and $2,940 at September 30, 2007 and December 31, 2006, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portion of the Company’s asset retirement obligation liabilities of $144,199 and $122,076 at September 30, 2007 and December 31, 2006, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2007 or December 31, 2006. At September 30, 2007, regulatory obligations for asset retirements are secured by surety bonds in the amount of $260,598. These surety bonds are partially collateralized by letters of credit issued by the Company.

(14) Stockholders’ Equity and Earnings Per Share

Stockholders’ Equity

During the nine months ended September 30, 2007, the Company declared and paid cash dividends of $6,779.

During the three and nine months ended September 30, 2007, 70,000 and 420,345 options were exercised, respectively.

Earnings Per Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding-basic	45,221,193	45,507,284	45,193,686	45,654,040
Dilutive impact of stock options	1,082,141	1,206,587	1,174,524	1,392,791
Dilutive impact of restricted stock plans	109,470	59,870	91,198	56,884

Weighted average shares outstanding-diluted	46,412,804	46,773,741	46,459,408	47,103,715

Common Share Repurchases

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the nine months ended September 30, 2007, the Company paid $23,424 to repurchase 753,653 shares of its common stock at an average price of $31.08 per share under the Repurchase Program.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

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

Operating segment results for the three months ended September 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$120,970	$117,249	$117,528	$3,311	$359,058
Income (loss) from operations	18,838	9,046	2,863	(22,721)	8,026
Depreciation, depletion and amortization	11,451	18,842	17,149	2,143	49,585
Amortization of coal supply agreements	1,128	24	(2,101)	105	(844)
Capital expenditures	14,950	21,291	7,389	1,052	44,682
Total assets at September 30, 2007	$506,868	$853,535	$439,849	$149,574	$1,949,826

Operating segment results for the three months ended September 30, 2006 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$107,510	$128,474	$105,685	$12,451	$354,120
Income (loss) from operations	13,244	22,000	1,750	(16,754)	20,240
Depreciation, depletion and amortization	10,839	17,507	14,989	1,835	45,170
Amortization of coal supply agreements	3,912	(1,936)	(4,504)	219	(2,309)
Capital expenditures	8,681	15,676	6,794	13,180	44,331
Total assets at December 31, 2006	$497,956	$863,702	$469,616	$118,306	$1,949,580

Operating segment results for the nine months ended September 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$355,588	$395,579	$347,185	$24,109	$1,122,461
Income (loss) from operations	60,667	62,995	3,043	(74,217)	52,488
Depreciation, depletion and amortization	33,066	60,387	51,742	6,217	151,412
Amortization of coal supply agreements	3,130	182	(6,806)	53	(3,441)
Capital expenditures	26,089	55,637	24,343	14,692	120,761
Total assets at September 30, 2007	$506,868	$853,535	$439,849	$149,574	$1,949,826

Operating segment results for the nine months ended September 30, 2006 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$315,474	$418,683	$342,026	$40,349	$1,116,532
Income (loss) from operations	32,137	120,425	15,445	(57,622)	110,385
Depreciation, depletion and amortization	31,560	56,020	44,171	5,927	137,678
Amortization of coal supply agreements	10,659	(7,068)	(15,710)	346	(11,773)
Capital expenditures	15,821	35,120	40,036	28,736	119,713
Total assets at December 31, 2006	$497,956	$863,702	$469,616	$118,306	$1,949,580

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

(16) Other Revenue

Other revenue consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007		2006
Royalty income	$971		$2,389	$2,843		$3,888
Synfuel fees	1,351		391	4,013		5,312
Coalbed methane	1,337		1,046	3,590		3,015
Transloading and plant processing fees	429		680	921		2,558
Gain on sale of assets	1,867	(1)	514	4,468	(1)	899
Combined Benefit Fund refund	-		-	1,325		-
Dry Systems Technologies equipment and filter sales	888		1,155	2,740		3,366
Other	1,453		434	5,774		3,222

Total other revenue	$8,296		$6,609	$25,674		$22,260

(1)	Gain on sale of assets includes a $2,000 gain on a non-cash exchange of leased reserves with Boone West Development Co., a subsidiary of Massey Energy Company.

(17) Commitments and Contingencies

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material. Additionally, see Note 13 regarding Asset Retirement Obligations.

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

In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities related to the obligations of affiliated entities, which are not reflected in the accompanying Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees and other off-balance sheet instruments and, therefore, is of the opinion that their fair value is zero.

Contingencies

Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety, and related litigation, has had or may have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company’s sales or profitability to decline by increasing costs or by hindering the Company’s ability to continue mining at existing operations or to permit new operations.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Letters of Credit

At September 30, 2007, the Company had $171,348 of letters of credit outstanding under its revolving credit facility.

(18) Employee and Contract Termination Costs

Employee Termination Costs

Wage agreements between three affiliates of the Company and the United Mine Workers of America (“UMWA”) expired on or shortly after March 31, 2007. Specifically, the UMWA wage agreement for Wabash Mine Holding Company (“Wabash”) expired at 11:59 p.m. on March 31, 2007 and the UMWA wage agreements with Cumberland Coal Resources, LP (“Cumberland”) and Emerald Coal Resources, LP (“Emerald”) expired at 11:59 p.m. on April 1, 2007. Negotiations between these respective subsidiaries and the UMWA commenced in early January of 2007 but intensified in late March of 2007 and continued through April 3, 2007. Emerald Coal Resources, LP and Cumberland Coal Resources, LP reiterated their willingness to sign the 2007 National Bituminous Coal Operators Association (“BCOA”) UMWA wage agreement. Wabash would not sign the BCOA agreement. The hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time, alleging unfair labor practices by Wabash, Emerald and Cumberland, the UMWA represented hourly workforces struck the Wabash, Emerald and Cumberland mines. On the same day, Wabash announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time as a result of a combination of factors, including aging infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA.

On April 10, 2007, negotiations between the UMWA and the three subsidiaries resumed. In the early evening of April 12, 2007, it was announced that the UMWA and the three subsidiaries had reached agreement and that the workforces at Emerald and Cumberland would return to work. The Wabash mine remained closed and the effects of the idling had been negotiated with the UMWA.

During the nine months ended September 30, 2007, as a result of the Wabash mine idling, the Company recognized employee termination costs of $5,967 and $1,405 in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively. During the three months ended September 30, 2007, employee termination costs associated with one-time benefit arrangements of $617 were recognized in accordance with SFAS No. 146. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and one-time retention pay to salaried employees. The Company also reduced its estimate of certain previously recognized employee termination costs associated with on-going benefit arrangements in accordance with SFAS No. 112 by $57. During the three and nine months ended September 30, 2007, the Company also recognized $1,754 of direct and incremental costs related to additional benefit claims for certain severed employees. These employee termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2007. Wabash is included in the Company’s Other segment.

During the three and nine months ended September 30, 2007, the Company made cash payments related to employee termination costs of $2,436 and $6,928, respectively. At September 30, 2007, the Company’s liability for employee termination costs included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet was $444, comprised of medical and severance benefits. See Note 7. The Company’s liability for other costs associated with severed employees included in Other noncurrent liabilities was $1,754 at September 30, 2007. See Note 8.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands, except share data)

Contract Termination Costs

Wabash was the seller under two coal supply agreements supplied from the Wabash mine with Duke Energy Indiana, Inc. Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine idling. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash payment of $5,734 which was paid by the Company on April 5, 2007. The Company believes there will be no further obligations of Wabash under these two contracts. During the nine months ended September 30, 2007, the Company recognized $5,171 of net contract termination costs in accordance with the provisions of SFAS No. 146. The contract termination costs were recorded during the second quarter based on the date the Termination Agreement & Mutual Release was agreed-to between the parties. These contract termination costs are recorded as Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007.

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

Overview

We are the fourth largest coal producer in the United States, operating a diverse group of thirteen coal mines located in Pennsylvania, West Virginia and the Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining seven operations are underground mines that utilize continuous miners. On April 4, 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the Wabash mine, an underground, continuous miner operation located in southern Illinois. The mine had become economically unviable at that time as a result of a combination of factors discussed further in “Wage Negotiations with the UMWA and Idling of the Company’s Illinois Basin Mining Operations” below.

For the three months ended September 30, 2007, we sold 18.5 million tons of coal, including 18.0 million tons that were produced and processed at our operations. For the comparable period in 2006, we sold 18.5 million tons of coal, including 18.2 million tons that were produced and processed at our operations. For the nine months ended September 30, 2007, we sold 55.5 million tons of coal, including 54.2 million tons that were produced and processed at our operations. For the comparable period in 2006, we sold 55.6 million tons of coal, including 54.0 million tons produced and processed at our operations. As of December 31, 2006, we had approximately 1.6 billion tons of proven and probable coal reserves. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with coal qualities beyond those available from our own production. We purchased and resold approximately 0.5 million and 0.3 million tons of coal in the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we purchased and resold approximately 1.3 million and 1.6 million tons of coal, respectively.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 97% of our coal sales volume for both the three month periods ended September 30, 2007 and 2006, representing approximately 88% and 90% of our coal sales revenue in the three month periods ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, steam coal sales accounted for approximately 97% of our coal sales volume in both periods, representing approximately 90% and 91% of our coal sales revenue for the nine month periods ended September 30, 2007 and 2006, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 3% of our coal sales volume in both of the three month periods ended September 30, 2007 and 2006, representing approximately 12% and 10% of our coal sales revenue in the three month periods ended September 30, 2007 and 2006, respectively. Metallurgical coal accounted for approximately 3% of our coal sales volume for both of the nine month periods ended September 30, 2007 and 2006, representing approximately 10% and 9% of our coal sales revenue in both of the nine month periods ended September 30, 2007 and 2006, respectively.

While the majority of our revenues are derived from the sale of coal, we also realize revenues from coal production royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees from the processing of our production by a synfuel facility, asset disposals, fees to transload coal through our Rivereagle facility on the Big Sandy River and revenues from the sale of coalbed methane.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$350,762	$347,511	$3,251	1%
Other revenue	8,296	6,609	1,687	26%

Total revenues	$359,058	$354,120	$4,938	1%

Tons sold	18,470	18,495	(25)	-
Coal sales realization per ton sold	$18.99	$18.79	$0.20	1%

Coal sales revenues for the three months ended September 30, 2007 increased by $3.3 million compared to coal sales revenues for the three months ended September 30, 2006 as a result of a 1% increase in average coal sales realization per ton due to a period-over-period increase in base revenue realization. Consolidated weighted-average sales realization per ton for the third quarter of 2007 reflected a higher proportion of lower value Powder River Basin shipments compared to the same period in 2006.

Coal sales revenues in Northern Appalachia for the three months ended September 30, 2007 decreased 10% compared to coal sales revenues for the three months ended September 30, 2006 due primarily to a combination of lower coal sales volumes from lower tons shipped, lower base revenue and lower coal quality premium/penalty revenue. Coal sales revenue realization per ton sold was unchanged period-over-period. Coal sales volumes in Northern Appalachia for the three months ended September 30, 2007 decreased by 0.3 million tons (9%) period-over-period primarily as a result of decreased production and shipments from the Emerald mine due to geological challenges encountered during the quarter which hindered mining activities and slowed production.

Coal sales revenues in Central Appalachia for the three months ended September 30, 2007 increased 8% compared to coal sales revenues for the three months ended September 30, 2006. Coal sales revenue realization per ton sold increased 1% period-over-period due to higher revenues earned from purchased coal and synfuel fees and higher base revenue partially offset by lower coal quality premium/penalty revenue. Coal sales volumes in Central Appalachia increased by 0.1 million tons (7%) period-over-period reflecting increased tons that were purchased and resold and decreased shipments from all West Virginia mining operations except for the Kingston mine and from Laurel Creek’s underground mines. Production in Central Appalachia increased by 1% for the three months ended September 30, 2007 compared to the prior year period.

Coal sales revenues in the Powder River Basin for the three months ended September 30, 2007 increased by 12% compared to coal sales revenues for the three months ended September 30, 2006 as a result of a 3% increase in tons sold and higher base revenue, partially offset by lower premium/penalty revenue, resulting in a 9% increase in average coal sales realization per ton. Base revenue realization per ton increased by 16% period-over-period while coal quality premium/penalty revenue decreased 89% period-over-period. Coal sales realization per ton increased due to shipments under higher priced 2007 contracts than the comparable period in 2006. Coal sales volumes in the Powder River Basin increased by 0.3 million tons (3%) to a record quarterly shipment level of 13.3 million tons primarily due to a 12% increase in both production and shipments from the Belle Ayr mine, offset partially by 6% lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the three months ended September 30, 2007 decreased substantially compared to the coal sales revenues for the three months ended September 30, 2006 due to the April 4, 2007 idling of the Wabash mine in southern Illinois.

Other revenues for the three months ended September 30, 2007 increased by $1.7 million (26%) compared to the three months ended September 30, 2006. The increase was due to: (a) increased gains on the sale of assets ($1.4 million); (b) higher coalbed methane sales ($0.3 million); (c) increased miscellaneous revenues ($1.0 million); (d) increased synfuel fees ($1.0 million); partially offset by (e) lower transloading and plant processing fees ($0.3 million); (f) decreased revenues from the sale of equipment and filters by Dry Systems Technologies ($0.3 million); and (g) decreased royalty revenues ($1.4 million).

Costs and Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$283,079	$277,453	$5,626	2%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	14,263	11,347	2,916	26%
Accretion on asset retirement obligations	2,635	2,219	416	19%
Depreciation, depletion and amortization	49,585	45,170	4,415	10%
Amortization of coal supply agreements	(844)	(2,309)	1,465	63%
Employee and contract termination costs	2,314	-	2,314	N/A (1)

Total costs and expenses	$351,032	$333,880	$17,152	5%

(1)	Amounts are not measurable as no such costs were incurred during the three months ended September 30, 2006.

Cost of coal sales. Cost of coal sales increased $5.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to: (a) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($5.4 million); (b) increases in royalties due to mining a higher proportion of coal subject to federal royalty ($2.6 million); (c) higher repair and maintenance, outside services and operating supply costs ($0.1 million); (d) increases in purchased coal costs as a result of higher purchased coal volumes ($7.6 million); (e) increased property, sales and production taxes ($1.5 million); (f) increased miscellaneous expenses ($0.4 million); partially offset by (g) lower longwall move expenses ($0.9 million); (h) decreased transportation and loading costs ($2.0 million); and (i) a period-over-period decrease in inventory charges to expense related to an overall higher ratio of tons produced vs. tons sold in the three months ended September 30, 2007 compared to the prior year period ($9.1 million). Cost of coal sales per ton was $15.33 for the three months ended September 30, 2007 compared to $15.00 per ton for the three months ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $14.2 million compared to $11.3 million for the three months ended September 30, 2006. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($2.9 million); (b) higher consulting fees primarily related to implementation activities for our enterprise software that do not qualify as capital expenditures and other miscellaneous administrative activities ($0.2 million); partially offset by (c) lower miscellaneous overhead expenses, including legal and insurance expenses ($0.2 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights, amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $4.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to higher depreciation and amortization. Depreciation and amortization increased by $4.5 million in the third quarter of 2007 mainly due to capital additions to plant and equipment during the twelve months ended September 30, 2007 and the depreciation of the recently placed in service enterprise resource planning (“ERP”) software, which was placed in service at the beginning of the second quarter of 2007. Cost depletion decreased by $0.1 million.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization decreased $1.5 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Amortization of the liability for below market priced coal supply agreements during the three months ended September 30, 2007 was $3.5 million of credit to expense compared to $8.0 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended September 30, 2007 was $2.7 million of expense compared to $5.7 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs. As discussed below in the section entitled “Wage Negotiations with the UMWA and Idling of the Company’s Illinois Basin Mining Operation,” the UMWA wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007. The Company would not sign a new agreement for Wabash and the hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time the UMWA represented hourly workforces struck. On the same day, Wabash announced the idling of the mine in southern Illinois. During the three months ended September 30, 2007, the Company recognized employee termination costs associated with one-time benefit arrangements of $0.6 million in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). The Company also recognized employee termination costs associated with on-going benefit arrangements in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”) and during the three months ended September 30, 2007, the Company reduced its estimate of employee termination costs associated with such benefit arrangements by $0.1 million. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and one-time retention pay to salaried employees. During the three months ended September 30, 2007, the Company also recognized $1.8 million of direct and incremental costs related to additional benefit claims for certain severed employees. These employee termination costs are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the three month period ended September 30, 2007.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January through September. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	13,315	12,971	344	3%
Average sales realization per ton	$9.05	$8.27	$0.78	9%
Total revenues	$120,970	$107,510	$13,460	13%
Income from operations	$18,838	$13,244	$5,594	42%

Northern Appalachia
Tons sold	2,959	3,254	(295)	(9)%
Average sales realization per ton	$38.86	$39.10	$(0.24)	(1)%
Total revenues	$117,249	$128,474	$(11,225)	(9)%
Income from operations	$9,046	$22,000	$(12,954)	(59)%

Central Appalachia
Tons sold	2,151	2,002	149	7%
Average sales realization per ton	$52.69	$52.24	$0.45	1%
Total revenues	$117,528	$105,685	$11,843	11%
Income from operations	$2,863	$1,750	$1,113	64%

Powder River Basin—Income from operations increased $5.6 million period-over-period due to increased revenues of $13.5 million, partially offset by increased production costs of $7.9 million. As explained in the revenue section above, the increased revenues resulted from a 3% increase in tons sold period-over-period and a 9% increase in average sales realization per ton period-over-period. Assuming acceptable market conditions exist, we expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Production costs increased $7.9 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, reflecting higher period-over-period cost of sales of $9.6 million, higher miscellaneous other costs of $0.5 million, partially offset by lower depreciation, depletion and amortization costs of $2.2 million.

The $9.6 million period-over-period increase in cost of sales referred to above was the result of higher period-over-period cash costs of $9.7 million, partially offset by lower miscellaneous other costs of $0.1 million. The increase in cash costs were primarily in the following areas: (a) excise taxes and coal production taxes, which respond to changes in coal sales revenues ($1.7 million); (b) supply and service costs primarily consisting of repair and maintenance costs, explosives, diesel fuel and outside services ($3.5 million); (c) labor and employee benefits ($1.2 million); (d) royalties expenses from mining a higher proportion of coal subject to federal royalty ($2.3 million); and (e) miscellaneous other costs ($1.0 million). These production cost increases occurred primarily due to a 3% increase in period-over-period tons produced.

Lower total depreciation, depletion and amortization costs of $2.2 million related primarily to a period-over-period $2.8 million reduction in the charge for the amortization of coal supply agreements, as shipments on a number of coal supply agreements valued in purchase accounting were completed, partially offset by higher depreciation and depletion of $0.6 million as a result of increased period-over-period production and higher capital expenditures during the prior twelve months. Also contributing to the higher depreciation expense was the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007. Cost of coal sales per ton increased approximately 10% period-over-period.

Northern Appalachia—Income from operations decreased by $13.0 million period-over-period due to decreased revenues of $11.2 million, increased production costs of $1.3 million and increased miscellaneous other costs of $0.5 million. As explained in the revenue section above, the decrease in revenues was due to a 9% period-over-period decrease in tons sold resulting in a 1% decrease in average sales realization per ton. Income from operations and coal sales volumes decreased primarily as a result of decreased production and shipments from the Emerald mine due to geological challenges encountered during the quarter which hindered mining activities and slowed production. Tons sold at the Emerald mine decreased 39% in the three months ended September 30, 2007 compared to the prior year period. Production costs increased $1.3 million period-over-period due to increased depreciation, depletion and amortization costs ($3.3 million) and increased other miscellaneous costs ($0.3 million), partially offset by a decrease in cost of sales ($2.3 million).

Cost of sales decreased $2.3 million due to a decrease in inventory charges to expense related to a higher ratio of tons produced vs. tons sold in the three months ended September 30, 2007 compared to the prior year period ($6.1 million) and decreased other miscellaneous costs ($0.4 million), partially offset by increased cash costs ($4.2 million).

The $4.2 million period-over-period increase in the cash costs referred to above were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the new UMWA wage agreement ($7.4 million); (b) higher operating costs primarily from usage of roof bolts, miner bits, diesel fuel usage, repairs and maintenance, outside services and facility related expenses ($0.7 million); partially offset by (c) lower miscellaneous other costs ($0.1 million); (d) lower longwall move costs ($0.9 million); (e) reduced tax costs ($0.2 million); and (f) lower transportation and loading costs ($2.7 million).

Higher total depreciation, depletion and amortization costs of $3.3 million related primarily to: (a) a period-over-period reduction in the credit associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($2.0 million); (b) increased depreciation primarily related to the batch weigh system, longwall shields, face conveyors and other mining equipment ($1.9 million); and (c) and lower depletion expense ($0.6 million). Cost of coal sales per ton increased 7% period-over-period.

Central Appalachia—Income from operations increased by $1.1 million period-over-period due to a combination of increased revenues of $11.8 million and decreased miscellaneous other costs of $0.5 million, partially offset by increased production costs of $11.2 million. As explained in the revenues section above, the increase in revenues resulted from a 7% period-over-period increase in tons sold resulting in a 1% increase in average sales realization per ton. Additionally, during the three months ended September 30, 2007, a $2.0 million gain was recognized on an exchange of leased coal reserves. Coal sales revenues for the three months ended September 30, 2007 increased 8% period-over-period as a result of higher revenues related to purchased coal, partially offset by lower coal quality premium/penalty revenue. Coal sales volumes in Central Appalachia increased by 0.1 million tons (7%) period-over-period.

Increased production costs of $11.2 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 consisted of increased cost of sales ($6.4 million), increased depreciation, depletion and amortization ($4.6 million) and increased miscellaneous other costs ($0.2 million). The increase in cost of sales resulted from an increase in cash costs ($2.4 million), increased purchased coal expense ($7.0 million), partially offset by a $3.0 million period-over-period decrease in inventory charges to expense related to a higher ratio of tons produced vs. tons sold in the three months ended September 30, 2007 compared to the prior year period.

The $2.4 million period-over-period increase in cash costs referred to above were primarily due to increases in the following areas: (a) labor and fringe benefits ($1.5 million); (b) transportation and loading costs ($0.9 million); (c) royalty expenses ($0.4 million); (d) other miscellaneous costs ($0.3 million); partially offset by (e) lower supply and service costs primarily consisting of contract labor expenses, repairs and maintenance costs, operating supplies, utility and fuel costs ($0.7 million). Cost of coal sales per ton was unchanged period-over-period.

The $4.6 million increase in depreciation, depletion and amortization consisted of: (a) higher depreciation of $1.8 million related to increased capital expenditures during the prior twelve months; (b) higher depletion of $0.4 million related to increased production period-over-period; and (c) a reduced credit to expense for amortization of coal supply agreements of $2.4 million as shipments on a number of coal supply agreements valued in purchase accounting were completed.

Other—Includes the Company’s Illinois Basin operation, the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended September 30, 2007, the Other segment reported a loss from operations of $22.7 million compared to a loss from operations of $16.8 million in the three months ended September 30, 2006. The increased period-over-period loss from operations of $5.9 million was primarily due to employee and contract termination costs incurred as a result of the idling of the Wabash mine and higher selling, general and administrative expenses.

Interest Expense, Net

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(10,798)	$(10,941)	$(143)	(1)%
Interest expense-amortization of deferred financing costs	(464)	(9,657)	(9,193)	(95)%
Interest expense-surety bond and letter of credit fees	(1,561)	(1,872)	(311)	(17)%
Interest expense-other	(566)	(588)	(22)	(4)%

Total interest expense	(13,389)	(23,058)	(9,669)	(42)%
Interest income	1,056	958	98	10%

Interest expense, net	$(12,333)	$(22,100)	$(9,767)	(44)%

Interest expense, net for the three months ended September 30, 2007, was lower than the three months ended September 30, 2006 due primarily to lower surety bond and letter of credit fees and decreased amortization of deferred financing costs. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Interest expense-amortization of deferred financing costs in the three months ended September 30, 2006 includes a $9.2 million write-off of unamortized deferred financing costs recorded as a result of the Company’s amendment to its debt agreement in July 2006. There was no comparable write-off in 2007. The remaining reduction in the amortization of deferred financing cost period-over-period was caused by the lower deferred financing asset balance being amortized due to the write-off.

Income Tax Benefit

	Three Months Ended September 30,		Increase
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit	$6,212	$1,963	$4,249	216%

For the three months ended September 30, 2007, the $6.2 million income tax benefit represents a quarterly effective tax benefit of 144% that is based on a projected full-year effective tax benefit of 47%. The most significant reason for the increase in the projected tax benefit for 2007 relates to the decrease in the Company’s revised 2007 pretax income forecast due to the decrease in production at the Company’s Emerald mine, which increased the impact of the permanent differences for excess depletion deductions on the effective tax rate. The percentage impact of these permanent differences changes during interim periods as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience.

The third quarter effective tax rate includes a change in estimate, reducing income tax expense from the effective rate recognized in the second quarter. The change in estimate primarily relates to: (a) third quarter revisions to projected full-year pre-tax earnings; (b) third quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above); and (c) re-estimation of the valuation allowance needed for projected increases in net deferred tax assets during 2007. These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$1,096,787	$1,094,272	$2,515	-
Other revenue	25,674	22,260	3,414	15%

Total revenues	$1,122,461	$1,116,532	$5,929	1%

Tons sold	55,528	55,603	(75)	-
Coal sales realization per ton sold	$19.75	$19.68	$0.07	-

Coal sales revenues for the nine months ended September 30, 2007 increased by $2.5 million compared to coal sales revenues for the nine months ended September 30, 2006. Tons sold and average coal sales realization per ton were unchanged period-over-period. The consolidated weighted-average sales realization per ton for the nine months ended September 30, 2007 reflected a higher proportion of lower value Powder River Basin shipments compared to the same period in 2006.

Coal sales revenues in Northern Appalachia for the nine months ended September 30, 2007 decreased 6% compared to coal sales revenues for the nine months ended September 30, 2006 due primarily to a combination of lower coal sales volumes from lower tons shipped, lower base revenue and lower coal quality premium/penalty revenue. Coal sales revenue realization per ton sold in Northern Appalachia increased 2% period-over-period due to 5% higher base revenue realization per ton, offset by lower coal quality premium/penalty revenue. Coal sales volumes in Northern Appalachia decreased by 0.8 million tons (8%) period-over-period primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the UMWA that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007, inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Tons sold at the Cumberland mine decreased 7% in the nine months ended September 30, 2007 compared to the prior year period. Emerald production and shipments were lower in 2007 compared to 2006 due to the nine day strike by the UMWA and geological challenges encountered in the third quarter which hindered mining activities and slowed production. Tons sold at the Emerald mine decreased 9% in the nine months ended September 30, 2007 compared to the prior year period.

Coal sales revenues in Central Appalachia for the nine months ended September 30, 2007 increased 1% compared to coal sales revenues for the nine months ended September 30, 2006 primarily as a result of higher base revenues that were partially offset by lower coal quality premium/penalty revenues. Coal sales revenue realization per ton sold increased 4% period-over-period as a result of higher base revenue and lower coal quality premium/penalty revenue per ton. Coal sales volumes declined by 3% (0.2 million tons) primarily from decreased tons that were purchased and resold. Coal sales volumes in Central Appalachia decreased at all mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia was adversely impacted by reduced mining activities at the Rockspring mine in June 2007 to address regulatory issues related to new standards established for underground seals.

Coal sales revenues in the Powder River Basin for the nine months ended September 30, 2007 increased by 13% compared to coal sales revenues for the nine months ended September 30, 2006. Coal sales revenue realization per ton sold increased 9% due to a combination of the increase in tons sold and higher base revenue, partially offset by lower coal quality premium/penalty revenue. Coal sales realization per ton increased over the comparable period in 2006 due to increased shipments under higher priced 2007 contracts. Coal sales volumes in the Powder River Basin increased by 1.5 million tons (4%) to a record nine month shipment level of 38.8 million tons primarily due to a 13% increase in both production and shipments from the Belle Ayr mine, offset partially by 4% lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the nine months ended September 30, 2007 decreased substantially compared to the coal sales revenues for the nine months ended September 30, 2006 due to the April 4, 2007 idling of the Wabash mine in southern Illinois.

Other revenues for the nine months ended September 30, 2007 increased by $3.4 million (15%) compared to the nine months ended September 30, 2006. The increase was due to: (a) increased gains on the sale of assets ($3.6 million); (b) higher coalbed methane sales ($0.6 million); (c) increased miscellaneous other revenues ($3.7 million); partially offset by (d) lower synfuel fees ($1.3 million); (e) lower transloading and plant processing fees ($1.6 million); (f) decreased royalty revenues ($1.0 million); and (g) decreased revenues from the sale of equipment and filters by Dry Systems Technologies ($0.6 million).

Costs and Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$855,160	$835,890	$19,270	2%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	45,053	38,025	7,028	18%
Accretion on asset retirement obligations	7,492	6,327	1,165	18%
Depreciation, depletion and amortization	151,412	137,678	13,734	10%
Amortization of coal supply agreements	(3,441)	(11,773)	8,332	71%
Employee and contract termination costs	14,297	-	14,297	N/A (1)

Total costs and expenses	$1,069,973	$1,006,147	$63,826	6%

(1)	Amounts are not measurable as no such costs were incurred during the nine months ended September 30, 2006.

Cost of coal sales. Cost of coal sales increased $19.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to: (a) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($16.3 million); (b) increases in property taxes and coal production and severance taxes ($7.5 million); (c) higher repair and maintenance, supplies, outside services and operating supply costs ($14.5 million); (d) higher longwall move expense ($1.5 million); (e) increased other miscellaneous expenses ($0.5 million); partially offset by (f) decreases in purchased coal costs as a result of lower purchased coal volumes ($10.4 million); (g) a period-over-period decrease in inventory charges to expense related to an overall higher ratio of tons produced vs. tons sold in the nine months ended September 30, 2007 compared to the prior year period ($5.3 million); (h) decreased contract mining costs ($2.4 million); and (i) decreased royalty expenses ($2.9 million). Cost of coal sales per ton was $15.40 for the nine months ended September 30, 2007 compared to $15.03 per ton for the nine months ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $45.1 million compared to $38.0 million for the nine months ended September 30, 2006. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($5.7 million); (b) higher consulting fees primarily related to implementation activities for our enterprise software that do not qualify as capital expenditures ($2.9 million); partially offset by (c) lower miscellaneous overhead expenses including legal and insurance expenses ($1.5 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights, amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $13.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to increased cost depletion and higher depreciation and amortization. Cost depletion increased by $1.0 million due to increased production period-over-period. Depreciation and amortization increased by $12.7 million in the first nine months of 2007 mainly due to capital additions to plant and equipment during the twelve months ended September 30, 2007 and the depreciation of the recently placed in service ERP software, which began depreciation at the beginning of the second quarter of 2007.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization decreased $8.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Amortization of the liability for below market priced coal supply agreements during the nine months ended September 30, 2007 was $11.4 million of credit to expense compared to $27.0 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the nine months ended September 30, 2007 was $7.9 million of expense compared to $15.2 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs. As discussed below in the section entitled “Wage Negotiations with the UMWA and Idling of the Company’s Illinois Basin Mining Operation,” the UMWA wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007. The Company would not sign a new agreement for Wabash and the hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time the UMWA represented hourly workforces struck. On the same day, Wabash announced the idling of the mine in southern Illinois. As a result of the Wabash mine idling, the Company recognized employee termination costs of $5.9 million and $1.4 million in accordance with the provisions of SFAS No. 146 and the provisions of SFAS No. 112, respectively. During the nine months ended September 30, 2007, the Company also recognized $1.8 million of direct and incremental costs related to additional benefit claims for certain severed employees. These employee termination costs are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the nine month period ended September 30, 2007.

Wabash was the seller under two coal supply agreements supplied from the Wabash mine with Duke Energy Indiana, Inc. Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine idling. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash payment of $5.7 million which was paid by the Company on April 5, 2007. The Company believes there will be no further obligations of Wabash under these two contracts. As a result, the Company recognized $5.2 million of net contract termination costs in accordance with the provisions of SFAS No. 146. These costs are included in Employee and contract termination costs in the Consolidated Statement of Operations and Comprehensive Income for the nine month period ended September 30, 2007.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January through September. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	38,783	37,318	1,465	4%
Average sales realization per ton	$9.14	$8.42	$0.72	9%
Total revenues	$355,588	$315,474	$40,114	13%
Income from operations	$60,667	$32,137	$28,530	89%

Northern Appalachia
Tons sold	9,792	10,613	(821)	(8)%
Average sales realization per ton	$39.72	$39.05	$0.67	2%
Total revenues	$395,579	$418,683	$(23,104)	(6)%
Income from operations	$62,995	$120,425	$(57,430)	(48)%

Central Appalachia
Tons sold	6,463	6,663	(200)	(3)%
Average sales realization per ton	$52.24	$50.00	$2.24	4%
Total revenues	$347,185	$342,026	$5,159	2%
Income from operations	$3,043	$15,445	$(12,402)	(80)%

Powder River Basin—Income from operations increased $28.5 million period-over-period due to increased revenues of $40.1 million, partially offset by increased production costs of $11.6. As explained in the revenue section above, the increased revenues resulted from a 4% increase in tons sold from the previous year shipments and a 9% increase in average sales realization per ton. Assuming acceptable market conditions exist, we expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Production costs increased $11.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, reflecting higher period-over-period cost of sales of $16.6 million, an increase in other miscellaneous expenses of $1.0 million, partially offset by lower depreciation, depletion and amortization costs of $6.0 million.

The $16.6 million increase in cost of sales referred to above resulted from an increase in cash costs ($16.5 million) and increased miscellaneous other expenses ($0.1 million). The $16.5 million period-over-period increase in the cash costs were primarily in the following areas: (a) excise taxes and coal production taxes, which respond to changes in coal sales revenues ($8.2 million); (b) supply and service costs primarily consisting of operating supply costs, explosives, diesel fuel and outside services ($7.1 million); (c) labor and employee benefits ($2.7 million); (d) insurance ($0.4 million); (e) rental expense ($1.1 million); and (f) miscellaneous expenses ($0.7 million), partially offset by (g) reduced royalty costs due to mining a higher proportion of coal owned in fee ($3.7 million).

Lower total depreciation, depletion and amortization costs of $6.0 million related primarily to a period-over-period $7.5 million reduction in the charge for the amortization of coal supply agreements, as shipments on a number of coal supply agreements valued in purchase accounting were completed, partially offset by higher depreciation and depletion of $1.5 million as a result of higher capital expenditures during the prior twelve months and increased production period-over-period. Also contributing to the higher depreciation expense was the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007. Cost of coal sales per ton increased 3% period-over-period.

Northern Appalachia—Income from operations decreased by $57.4 million period-over-period due to decreased revenues of $23.1 million and increased production costs of $34.3 million. As explained in the revenue section above, the decreased revenues resulted from an 8% period-over-period decrease in tons sold, partially offset by a 2% increase in average sales realization per ton. Income from operations and coal sales volumes decreased primarily as a result of decreased production and shipments from the Cumberland mine due to the nine day strike by the UMWA that began shortly after the wage agreement expired on April 1, 2007 and the scheduled longwall move that took place in the second quarter of 2007 inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move. Emerald production and shipments were lower in the 2007 period due to the nine day strike by the UMWA and geological challenges encountered during the third quarter of 2007 which hindered mining activities and slowed production. Tons sold at the Emerald mine decreased 9% in the nine months ended September 30, 2007 compared to the prior year period.

Total production costs increased $34.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, reflecting higher period-over-period cost of sales of $22.0 million, higher depreciation, depletion and amortization costs of $11.6 million and higher miscellaneous other costs of $0.7 million.

The $22.0 million period-over-period increase in cost of sales referred to above was the result of increased cash costs $24.9 million, partially offset by lower miscellaneous other costs ($0.8 million) and decreased inventory charges to expense related to a higher ratio of tons produced vs. tons sold in the nine months ended September 30, 2007 compared to the prior year period ($2.1 million). The $24.9 million increase in cash costs were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the new UMWA wage agreement ($17.9 million); (b) higher supply and service costs primarily consisting of operating supply costs from increased usage of roof bolts, miner bits and water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($6.9 million); (c) higher longwall move expenses ($1.5 million); partially offset by (d) lower transportation and loading costs ($0.9 million); and (e) lower miscellaneous expenses ($0.5 million).

Higher total depreciation, depletion and amortization costs of $11.6 million related primarily to: (a) a period-over-period reduction in the credit associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($7.2 million); (b) increased depreciation primarily related to the batch weigh system, longwall shields, face conveyors and other mining equipment ($5.3 million); and (c) lower depletion expense ($0.9 million). Cost of coal sales per ton increased by 18% period-over-period principally reflecting the effect of the UMWA strike and difficult geological conditions described above.

Central Appalachia—Income from operations decreased by $12.4 million period-over-period due to a combination of increased revenues of $5.2 million and increased production costs of $17.6 million. As explained in the revenue section above, the increase in revenues resulted from a 4% increase in average sales realization per ton, partially offset by a 3% period-over-period decrease in tons sold. Total coal sales revenues for the nine months ended September 30, 2007 increased 1% period-over-period from the nine months ended September 30, 2006 as a result of 5% higher base revenue realization per ton partially offset by 11% lower coal quality premium/penalty revenue per ton. Coal sales volumes in Central Appalachia decreased by 0.2 million tons (3%) period-over-period primarily from decreased shipments from all West Virginia mining operations except for the Pax surface mine and from Laurel Creek’s underground mines. Production in Central Appalachia remained consistent period-over-period.

The increase in production costs of $17.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 consisted of increased cost of sales ($0.4 million), higher depreciation, depletion and amortization ($16.5 million) and increased miscellaneous other costs ($0.7 million). The increase in cost of sales was a result of increased cash costs ($13.5 million), partially offset by a reduction in purchased coal expense ($7.7 million), decreased miscellaneous other expenses ($2.1 million) and a period-over-period decrease in inventory charges to expense related to a higher ratio of tons produced vs. tons sold in the nine months ended September 30, 2007 compared to the prior year period ($3.3 million).

The $13.5 million period-over-period increase in cash costs referred to above were primarily due to increases in the following areas: (a) labor and fringe benefits ($5.7 million); (b) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utility, explosives, fuel costs and outside services ($5.8 million); (c) higher royalty expense ($1.1 million); (d) higher transportation and loading costs ($1.9 million); (e) higher property taxes ($0.9 million) and (f) higher insurance and other miscellaneous costs ($0.5 million); partially offset by (g) lower contract mining costs ($2.4 million). Cost of coal sales per ton increased approximately 3% period-over-period.

The $16.5 million increase in depreciation, depletion and amortization consisted of: (a) higher depreciation of $6.2 million; (b) higher depletion of $1.4 million; and (c) a reduced credit to expense for amortization of coal supply agreements of $8.9 million as shipments on a number of coal supply agreements valued in purchase accounting were completed.

Other—Includes the Company’s Illinois Basin operation, the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; its coal trading operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the nine months ended September 30, 2007, the Other segment reported a loss from operations of $74.2 million compared to a loss from operations of $57.6 million in the nine months ended September 30, 2006. The increased period-over-period loss from operations of $16.6 million was primarily due to employee and contract termination costs incurred as a result of the idling of the Wabash mine and higher selling, general and administrative expenses.

Interest Expense, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(32,363)	$(32,583)	$(220)	(1)%
Interest expense-amortization of deferred financing costs	(1,382)	(11,091)	(9,709)	(88)%
Interest expense-surety bond and letter of credit fees	(4,338)	(5,209)	(871)	(17)%
Interest expense-other	(1,565)	(1,823)	(258)	(14)%

Total interest expense	(39,648)	(50,706)	(11,058)	(22)%
Interest income	2,574	2,184	390	18%

Interest expense, net	$(37,074)	$(48,522)	$(11,448)	(24)%

Interest expense, net for the nine months ended September 30, 2007 was lower than the nine months ended September 30, 2006 due primarily to lower surety bond and letter of credit fees and decreased amortization of deferred financing costs. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Interest expense-amortization of deferred financing costs in the nine months ended September 30, 2006 includes a $9.2 million write-off of unamortized deferred financing costs recorded as a result of the Company’s amendment to its debt agreement in July 2006. There was no comparable write-off in 2007. The remaining reduction in the amortization of deferred financing cost period-over-period was caused by the lower deferred financing asset balance being amortized due to the write-off.

Income Tax Benefit (Expense)

	Nine Months Ended September 30,		Income Tax Benefit Increase (Decrease)
	2007	2006	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit (expense)	$7,260	$(8,417)	$15,677	186%

For the nine months ended September 30, 2007, the $7.3 million income tax benefit represents a projected full-year effective benefit of 47%. The most significant reason for the increase in projected tax benefit for 2007 relates to the decrease in the Company’s revised 2007 pretax income forecast due to the decrease in production at the Company’s Emerald mine, which increased the impact of the permanent differences for excess depletion deductions on the effective tax rate. The percentage impact of these permanent differences changes during interim periods, as the Company reconsiders its forecast of full-year pretax income, based upon its most recent experience.

The effective tax rate includes a change in estimate, reducing income tax expense from the effective rate recognized in the second quarter. The change in estimate primarily relates to: (a) third quarter revisions to projected full-year pre-tax earnings; (b) third quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above); and (c) re-estimation of the valuation allowance needed for projected increases in net deferred tax assets during 2007. These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

Expected Coal Production

As of October 16, 2007, we had sales commitments for 100% of our planned 2007 production. As of October 16, 2007, uncommitted and unpriced tonnage was 7%, 34% and 67% of planned production in 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 13%, 58% and 90% of the Company’s planned eastern production remains uncommitted and unpriced in 2008, 2009 and 2010, respectively.

In 2007 through 2010, Foundation Coal expects coal production within the following ranges (millions of tons):

	2007	2008	2009	2010
East	20.2-20.6	19.5-21.5	19.5-21.5	19.5-21.5
West	51.0-52.0	50.0-53.0	52.0-56.0	52.0-56.0
Total Consolidated	71.2-72.6	69.5-74.5	71.5-77.5	71.5-77.5

Based on its committed and priced planned production as of October 16, 2007, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia and Central Appalachia, to realize in the range of $44.00 to $45.00 per ton in 2007. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $9.10 to $9.30 per ton in 2007. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums.

Liquidity and Capital Resources

Our primary sources of cash have been from sales of our coal production and, to a much lesser extent, purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, capital expenditures, interest costs, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements such as coal inventories and trade accounts payable. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the nine months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended September 30,
	2007	2006
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$174,662	$158,003
Investing activities (primarily capital expenditures)	(114,533)	(132,639)
Financing activities-stock option exercise proceeds and excess tax benefit from stock-based awards	5,925	18,151
Financing activities-proceeds from interest rate swaps termination	-	2,259
Financing activities-dividends on common stock	(6,779)	(6,817)
Financing activities-deferred financing costs	-	(4,443)
Financing activities-common stock repurchases	(23,424)	(11,889)
Financing activities-other	(99)	-

Net increase in cash and cash equivalents	$35,752	$22,625

Cash provided by operating activities increased $16.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to: (a) a $42.2 million increase in cash flow from working capital changes; (b) a $12.4 million increase in cash flow from a net increase in the depreciation, depletion and amortization non-cash add back; partially offset by (c) a $30.7 million decrease in net income period-over-period; and (d) a $8.7 million cash flow decrease from a change in deferred income tax liabilities. Working capital changes consisted primarily of a $17.1 million cash flow increase from a change in trade accounts receivable, a $13.9 million cash flow increase from a change in prepaid expenses, and a $14.7 million cash flow increase from a change in trade payables and accrued liabilities.

Cash used in investing activities decreased $18.1 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to: (a) a $13.6 million decrease in capital expenditures and mine asset acquisitions; and (b) a $4.5 million increase in asset sales proceeds. Capital expenditures in the nine months ended September 30, 2007 totaled $120.8 million which included $43.8 million for the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide ERP software. Capital expenditures and mine asset acquisitions in the nine months ended September 30, 2006 totaled $134.4 million which included a $14.6 million acquisition of mining assets in Central Appalachia and $55.2 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; (d) initial phases of construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois; and (e) the acquisition and implementation of company wide ERP software.

Cash used in financing activities increased $21.6 million in the nine months ended September 30, 2007 from $2.7 million in the nine month period ended September 30, 2006, primarily due to: (a) an $11.5 million increase related to the repurchase of common shares; (b) an $8.0 million decrease related to the excess income tax benefit from issuance of stock-based awards related to fewer exercises of nonqualified stock options year-over-year; and (c) a $4.3 million decrease in proceeds from issuance of common stock related to fewer exercises of nonqualified stock options year-over-year. Cash used in financing activities of $24.4 million during the nine months ended September 30, 2007 consisted of $23.4 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006, payment of quarterly cash dividends of $6.8 million ($0.05 per share paid in March, June and September 2007) and $0.1 million paid for the retirement of 2,343 shares of stock that were withheld to satisfy the minimum statutory tax withholding on vested restricted stock units; all partially offset by $3.2 million in cash proceeds from exercise of nonqualified stock options and $2.7 million in excess income tax benefit from issuance of stock-based awards. Cash used in financing activities of $2.7 million during the nine months ended September 30, 2006 consisted of $11.9 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006; and payment of quarterly cash dividends of $6.8 million ($0.05 per share paid in March, June and September 2006); partially offset by $7.5 million in cash proceeds from exercise of nonqualified stock options and $10.7 million in excess income tax benefit from issuance of stock-based awards.

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

As of September 30, 2007, we have outstanding $626.6 million in aggregate indebtedness, with an additional $328.7 million of available borrowings under our revolving credit facility after giving effect to $171.3 million of letters of credit outstanding as of September 30, 2007. Our liquidity requirements will be significant due to debt service requirements and projected capital expenditures.

Interest Rate Swaps

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85.0 million. These swap agreements essentially converted $85.0 million of the Company’s variable rate borrowings under the then existing facility to fixed rate borrowings for a three year period that began on September 30, 2004. The maturity date on the swap agreements was September 28, 2007. The Company designated these interest rate swaps as cash flow hedges of the variable interest payments and recorded the quarterly changes in the fair value of the instruments in Other noncurrent assets with an offsetting unrealized gain, net of tax expense, in Accumulated other comprehensive loss.

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements. On the date the Company made the decision to terminate the interest rate swaps the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2.4 million derivative asset included in Other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss was being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million, which was fully offset against Interest expense during the nine months ended September 30, 2007.

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

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. During the nine months ended September 30, 2007, the Company paid $23.4 million to repurchase 753,653 shares of its common stock at an average price of $31.08 under the Repurchase Program.

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

Covenants and required levels as defined by the Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

	Period Ended December 31, 2007 Covenant Levels	January 1, 2008 to December 31, 2008 Covenant Levels	January 1, 2009 and thereafter Covenant Levels
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.5x	2.5x	2.5x
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	4.0x	3.75x	3.5x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	2.0x	2.0x

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

As of September 30, 2007, FCC was in compliance with all required financial covenants of the Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of September 30, 2007:

	2007	2008-2009	2010-2011	After 2011	Total
	(Unaudited, in thousands)
Long-term debt	$-	$41,875	$284,750	$300,000	$626,625
Estimated cash interest on long-term debt(1)	10,378	80,313	66,887	56,188	213,766
Estimated cash payments for asset retirement obligations	2,503	4,569	7,989	213,475	228,536
Unconditional purchase commitments	51,383	35,362	-	-	86,745
Operating leases	802	5,256	2,903	4,970	13,931

Total	$65,066	$167,375	$362,529	$574,633	$1,169,603

(1)	The variable interest rate on debt is 5.91%, reflecting a LIBOR estimate, based on the five-year swap rate effective September 28, 2007, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $175.0 million to $185.0 million in capital expenditures during calendar year 2007 of which $110.0 million to $115.0 million is to maintain production and replace mining equipment. The additional $65.0 million to $70.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $27.8 million of the remaining 2007 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2007 unconditional purchase commitments consist of $12.1 million for purchased coal and $11.5 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. We expect to contribute approximately $11.3 million to our defined benefit retirement plans and to pay approximately $21.4 million of retiree health care benefits, net of Medicare Part D subsidies, in calendar year 2007. We also expect to incur approximately $6.6 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $275.6 million as of September 30, 2007, of which $260.6 million secured reclamation obligations, $6.2 million secured coal lease obligations and $7.1 million secured self-insured workers’ compensation obligations. In addition, we had $171.3 million of letters of credit in place for the following purposes: $36.0 million for workers’ compensation, including collateral for workers’ compensation bonds; $7.9 million for UMWA retiree health care obligations; $112.2 million for collateral for reclamation surety bonds; and $15.2 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Wage Negotiations with the UMWA and Idling of the Company’s Illinois Basin Mining Operation

Wage agreements between three affiliates of the Company and the UMWA expired on or shortly after March 31, 2007. Specifically, the wage agreement for Wabash expired at 11:59 p.m. on March 31, 2007 and the UMWA wage agreements with Cumberland Coal Resources, LP (“Cumberland”) and Emerald Coal Resources, LP (“Emerald”) expired at 11:59 p.m. on April 1, 2007. Negotiations between these respective subsidiaries and the UMWA commenced in early January of 2007 but intensified in late March of 2007 and continued through April 3, 2007. Emerald Coal Resources, LP and Cumberland Coal Resources, LP reiterated their willingness to sign the 2007 National Bituminous Coal Operators Association (“BCOA”) UMWA wage agreement. Wabash would not sign the BCOA agreement. The hourly workforce continued to work without a formal agreement of the parties under the terms of the expired wage agreement until 12:01 a.m. on April 4, 2007 at which time, alleging unfair labor practices by Wabash, Emerald and Cumberland, the UMWA represented hourly workforces struck the Wabash, Emerald and Cumberland mines. Subsequent to the commencement of a UMWA strike on April 4, 2007, Wabash announced the idling of the mine in southern Illinois. The mine had become economically unviable at that time as a result of a combination of factors, including aged infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA.

On April 10, 2007, negotiations between the UMWA and the three subsidiaries resumed. In the early evening of April 12, 2007, it was announced that the UMWA and the three subsidiaries had reached agreement and that the workforces at Emerald and Cumberland would return to work. Wabash remained closed and the effects of the idling had been negotiated with the UMWA.

During the nine months ended September 30, 2007, as a result of the Wabash mine idling, the Company recognized employee termination costs of $5.9 million and $1.4 million in accordance with the provisions of SFAS No. 146 and the provisions of SFAS No. 112, respectively. During the three months ended September 30, 2007, employee termination costs associated with one-time benefit arrangements of $0.6 million were recognized in accordance with SFAS No. 146. Termination costs resulting from one-time benefit arrangements include medical insurance continuance costs and severance to salaried employees. During the three months ended September 30, 2007, the Company also reduced its estimate of certain previously recognized employee termination costs associated with on-going benefit arrangements in accordance with SFAS No. 112 by $0.1 million. During the three and nine months ended September 30, 2007, the Company also recognized $1.8 million of other direct and incremental costs related to additional benefit claims for certain severed employees. These employee termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2007.

At March 31, 2007, Wabash was the seller under two coal supply agreements supplied from the mine with Duke Energy Indiana, Inc. Wabash continued to ship coal under the coal supply agreements through April 3, 2007, just prior to the mine idling. Each agreement contained force majeure language excusing the seller from supplying coal in the event of a work stoppage. On April 3, 2007, Wabash and Duke Energy Indiana, Inc. executed a Termination Agreement and Mutual Release buying-out, subject to certain conditions, all obligations under their two contracts in exchange for a cash settlement that the Company paid on April 5, 2007. The Company believes there will be no further obligations of Wabash under these two contracts. During the nine months ended September 30, 2007, the Company recognized $5.2 million of net contract termination costs in accordance with the provisions of SFAS No. 146. These contract termination costs are recorded as Employee and contract termination costs in the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2007.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration in its Annual Energy Outlook – 2007 forecasts that coal demand for electrical power generation will increase at an average annual growth rate of 1.4% through 2015. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, expected weather conditions, high prices for and limited supply of alternative fuels for electricity generation, geopolitical risks for global oil and natural gas resources and the relatively abundant steam coal reserves located within the United States.

Approximately 90,000 megawatts of new coal fired electrical generation has been proposed in the United States with the largest percentages of proposed projects located in the Midwest and West. New coal fired generating plants representing capacity of roughly 600 megawatts began operating in 2006 with an additional 870 megawatts scheduled to begin operations in 2007. Another 13,000 megawatts are currently under construction and expected to begin operation by the end of 2010. Of the remaining 76,500 megawatts, proposed plants representing approximately 10,000 megawatts are moving through the permitting stage and appear to be on schedule for start-up within approximately the next five years. Proposed generating plants representing the remaining approximately 66,500 megawatts are either in the very early stages of development or are in the proposal stage.

Proposed coal fired electric generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments who are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal fired generating plants incorporating carbon dioxide capture and storage technologies are more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal fired plants in favor of alternative forms of baseload electrical generation in the near-term. Nevertheless, the level of interest in new coal fired generating facilities remains strong. In combination with heightened interest in coal gasification and coal liquefaction, this level of interest is a strong indicator of increasing demand for coal in the United States.

Through October 24, 2007, electric power generation in the regions using coal fired power has increased by 3.1% from the same period in 2006. Season-to-date cooling degree days have increased by 1.7% from 2006’s cooling season and by 3.1% from the five-year average.

During the first quarter of 2007, the Union Pacific Railroad lifted its moratorium on shipments from the Powder River Basin to service test burns and other new business. Through September 2007, total rail shipments from the southern Powder River Basin are approximately equal to the comparable period in 2006. The railroads are forecasting to increase deliveries from the southern Powder River Basin by approximately 3% in 2007 compared to 2006. The performance of the eastern railroads tends to be more mine-specific. In particular, we are reliant on Norfolk Southern (“NS”) and CSX at our Central Appalachia operations, and on the MGA joint line between NS and CSX at our Emerald mine in Northern Appalachia.

Based on weekly production reporting through October 13, 2007 from the National Mining Association, Appalachian production trails the comparable period of 2006 by approximately 3.1% partially as a result of capacity idling due to weak market conditions prevailing in the second half of 2006 and early 2007. Coal producers in Northern Appalachia and the Powder River Basin continue to report deferrals of previously announced mine expansion projects. Through October 13, 2007, Western coal production has declined approximately 0.7% from the comparable period of the prior year. Judicial decisions in West Virginia with respect to permits to construct valley fills at surface mines are likely to slow the process of obtaining surface mining permits in West Virginia with resultant uncertainties for producers. In addition, implementation of the Mine Improvement and New Emergency Response Act of 2006 and new state mine safety statutes has placed increased regulatory burdens on the coal industry with resultant cost increases and production constraints. The combination of strong demand for coal fired electric power and production declines and uncertainties, particularly in Central Appalachia, has led to forecasts of declines in stockpiles at coal fired electric generating plants over the next year. Spot market prices for Central Appalachia and the Powder River Basin coals increased modestly during the third quarter of 2007. However, following the end of the third quarter, reported coal prices in all regions have increased more rapidly, mainly due to strong demand for U.S. coals in the metallurgical and steam export markets as well as mine production shortfalls experienced in Central and Northern Appalachia. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile, fundamentals for the U. S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U. S. steam coal production is strong in relation to historical pricing levels, and has strengthened, notably in the past several weeks, in comparison to pricing levels prevailing in the second half of 2006 and the first three quarters of 2007. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained strong in response to increased worldwide demand for steel and transportation constraints in exporting metallurgical coal from Australia. As of October 16, 2007, we have committed and priced 100% and 93%, respectively, of the mid-points of our targeted production ranges for 2007 and 2008. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. Also, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in ITEM I.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Price Risk

We manage our price risk for coal sales using long-term coal supply agreements rather than by derivative instruments. As of October 16, 2007, we had sales commitments for 100% of our planned 2007 production. The Company expects to make physical delivery of all coal for which we have sales commitments. As of October 16, 2007, uncommitted and unpriced tonnage was 7%, 34% and 67% of planned production in 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 13%, 58% and 90% of the Company’s planned eastern production remains uncommitted and unpriced in 2008, 2009 and 2010, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of September 30, 2007, the Company has entered into forward purchase commitments for approximately 85% of the diesel fuel that it expects to consume during calendar year 2007 at $2.02 per gallon for our Powder River Basin mines and between $1.97 to $2.19 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the nine months ended September 30, 2007 and 2006, the cost of diesel fuel represented approximately 4% of the Company’s consolidated cost of coal sales.

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

In connection with the July 7, 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated existing swap agreements. On July 11, 2006, the Company monetized a $2.4 million derivative asset included in Other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a resulting $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive income (loss) is being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2006, the unamortized unrealized gain was $1.1 million. During the three and nine months ended September 30, 2007, $0.4 million and $1.1 million, respectively, was offset against Interest expense.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchase of equity securities(1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2007 through July 31, 2007	-	$-	-	$74,844
August 1, 2007 through August 31, 2007	293,500	$31.63	293,500	$65,560
September 1, 2007 through September 30, 2007	26,500	$32.94	26,500	$64,687

Total	320,000	$31.74	320,000	$64,687

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

Date: November 9, 2007	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Chairman
James F. Roberts	(Principal Executive Officer)

/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1	Form of certificate of the Company’s common stock, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

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

4.3.1

Supplemental Indenture dated as of September 6, 2005 among Foundation Mining, LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, previously filed as an exhibit to the Company’s Form 10-Q on November 14, 2005 and incorporated by reference.

4.3.2*

Supplemental Indenture dated as of October 5, 2007, among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee.

10.1*

Supplement Number 2 dated as of October 5, 2007, to the Guarantee and Collateral Agreement dated as of July 30, 2004, among FC2 Corp., Foundation Coal Corporation, Foundation PA Coal Company, LLC as Borrower, the Subsidiary Parties thereto and Citicorp North America, Inc. as Collateral Agent.

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

32.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.