Form 10-Q
period 2008-03-31
Foundation Coal Holdings, Inc.
filed 2008-05-09
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

There were 45,364,473 shares of common stock outstanding on April 30, 2008.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,131	$50,071
Trade accounts receivable	125,678	100,931
Inventories, net	44,217	44,122
Deferred income taxes, net	11,358	11,358
Prepaid expenses	23,083	30,534
Other current assets	5,747	6,678

Total current assets	233,214	243,694
Owned surface lands	39,198	36,807
Plant, equipment and mine development costs, net	659,080	664,429
Owned and leased mineral rights, net	944,469	928,439
Coal supply agreements, net	18,756	20,644
Other noncurrent assets	23,824	14,151

Total assets	$1,918,541	$1,908,164

LIABILITIES
Current liabilities:
Trade accounts payable	$47,838	$43,206
Accrued expenses and other current liabilities	146,055	160,991

Total current liabilities	193,893	204,197
Long-term debt	599,785	599,785
Deferred income taxes	1,108	3,161
Coal supply agreements, net	7,653	9,417
Postretirement benefits	511,004	505,787
Other noncurrent liabilities	256,829	249,480

Total liabilities	1,570,272	1,571,827

Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100.0 million shares authorized, 46.6 million shares issued and 45.2 million shares outstanding at March 31, 2008; 46.4 million shares issued and 45.0 million shares outstanding at December 31, 2007	466	464
Additional paid-in capital	302,667	293,920
Retained earnings	90,717	86,800
Accumulated other comprehensive income	3,593	2,403
Treasury stock, at cost: 1.4 million shares at March 31, 2008; 1.4 million shares at December 31, 2007	(49,174)	(47,250)

Total stockholders’ equity	348,269	336,337

Total liabilities and stockholders’ equity	$1,918,541	$1,908,164

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Coal sales	$406,946	$386,232
Other revenue	5,358	8,690

Total revenues	412,304	394,922
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	315,473	284,242
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	19,791	13,827
Accretion on asset retirement obligations	2,557	2,372
Depreciation, depletion and amortization	53,265	51,084
Amortization of coal supply agreements	125	(1,130)
Employee and contract termination costs and other	-	2,252

Income from operations	21,093	42,275
Other income (expense):
Interest expense	(12,914)	(13,020)
Interest income	443	632

Income before income tax expense and equity in losses of affiliate	8,622	29,887
Income tax expense	(2,267)	(5,333)
Equity in losses of affiliate	(185)	-

Net income	6,170	24,554
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $20 in 2008 and $42 in 2007	613	62
Unrealized gain on natural gas swaps, net of tax expense of $365 in 2008	577	-
Reclassification of unrealized gain on interest rate swap into interest expense	-	(370)

Comprehensive income	$7,360	$24,246

Basic earnings per common share	$0.14	$0.54
Diluted earnings per common share	$0.13	$0.53
Weighted-average shares-basic	45,009,728	45,121,903
Weighted-average shares-diluted	46,259,336	46,387,018
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$6,170	$24,554
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	2,557	2,372
Depreciation, depletion and amortization	53,390	49,954
Amortization of deferred financing costs	454	457
Gain on sale of assets	(84)	(343)
Non-cash stock compensation	6,134	1,663
Excess tax benefit from stock-based awards	(1,664)	(354)
Deferred income taxes	(2,398)	(7,394)
Asset retirement obligations	(322)	(108)
Equity in losses of affiliate	185	-
Other	643	119
Changes in operating assets and liabilities:
Trade accounts receivable	(24,747)	(3,809)
Inventories, net	(145)	(12,829)
Prepaid expenses and other current assets	8,815	4,466
Other noncurrent assets	(43)	224
Trade accounts payable	4,632	(17,614)
Accrued expenses and other current liabilities	(8,067)	(742)
Noncurrent liabilities	10,018	11,162

Net cash provided by operating activities	55,528	51,778

Investing activities:
Purchases of property, plant and equipment	(35,252)	(48,059)
Lease by application bonus bid deposit	(36,108)	-
Purchases of equity-method investments	(9,799)	-
Proceeds from disposition of property, plant and equipment	254	349

Net cash used in investing activities	(80,905)	(47,710)

Financing activities:
Payment of cash dividends	(2,253)	(2,255)
Proceeds from issuance of common stock	950	315
Excess tax benefit from stock-based awards	1,664	354
Common stock repurchases	(1,924)	(13,267)

Net cash used in financing activities	(1,563)	(14,853)

Net decrease in cash and cash equivalents	(26,940)	(10,785)
Cash and cash equivalents at beginning of period	50,071	33,720

Cash and cash equivalents at end of period	$23,131	$22,935

Supplemental cash flow information:
Cash paid for interest	$16,422	$17,196
Cash paid for income taxes, net of refunds	$(282)	$(495)

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Foundation Coal Holdings, Inc. and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2007, filed February 29, 2008.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred income taxes; income tax provision calculations; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three months ended March 31, 2008 may not necessarily be indicative of the results to be expected in any quarter or for the twelve months ended December 31, 2008.

(2)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”) and establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 161 on January 1, 2009 and does not believe it will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This standard outlines the accounting and reporting for an ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt SFAS No. 160 on January 1, 2009 and does not believe it will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This standard amends SFAS No. 141, Business Combinations and revises established principles and requirements for identifiable assets and goodwill acquired, liabilities assumed, and non-controlling interest in the acquiree. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141(R) is effective for acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects to apply the provisions of SFAS No. 141(R) to acquisitions made on or after January 1, 2009.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities that are not required to be presented at fair value under generally accepted accounting principles and therefore the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued Final FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or at least once a year, to fiscal years beginning after November 15, 2008. The provisions of FSP No. 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

The Company adopted the provisions of SFAS No. 157 on January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs are either observable or unobservable and refer broadly to the assumptions that are used in pricing assets or liabilities. Observable inputs are reflective of market data and unobservable inputs reflect the entity’s own assumptions about pricing assets or liabilities. As defined below, the fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are further described as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability, or by market-corroborated inputs;

Level 3	Unobservable inputs for the assets or liability in which the fair value measurement is supported by little or no market activity but reflects the best information available to the reporting entity and may include the entity’s own data.

These levels are not necessarily an indication of the risk or liquidity associated with the financial assets or liabilities disclosed. The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3
Cash equivalents	$26,000	-	-
Sulfur dioxide emission allowances	-	$1,082	-
Derivative instruments	-	$916	-

The Company’s cash equivalents represent investments in short-term commercial paper, consisting of short-term debt obligations of the issuer bank earning money market rates of return, which are used by the Company primarily for the overnight investment of excess cash and are classified within Level 1 of the fair value hierarchy. The instruments are valued based on unadjusted market prices in active markets for investment grade commercial paper held on a short-term basis.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

The Company’s sulfur dioxide emission allowances (“emission allowances”) are reported at fair value and are valued based on quoted prices in markets where there are fewer transactions as they are less actively traded due to the limited market for emission allowances. As such, the emission allowances are classified within Level 2 of the fair value hierarchy.

The Company’s derivative instruments are reported at fair value which are derived using valuation models commonly used for derivatives. Where possible, the Company verifies the values produced by such models to market prices. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

(3)	Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Saleable coal	$17,220	$16,317
Raw coal	1,972	2,497
Materials and supplies	33,022	31,930

	52,214	50,744
Less materials and supplies reserve for obsolescence	(7,997)	(6,622)

	$44,217	$44,122

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2008	December 31, 2007
Prepaid royalties	$1,127	$1,358
Prepaid longwall move expenses	7,980	9,636
Prepaid SO2 emission allowances	1,082	1,711
Prepaid taxes	4,296	5,803
Prepaid insurance	6,008	10,030
Other	2,590	1,996

	$23,083	$30,534

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	March 31, 2008	December 31, 2007
Owned surface lands and mineral rights
Owned surface lands	$39,198	$36,807

Owned and leased mineral rights	$1,291,326	$1,255,218
Less accumulated depletion	(346,857)	(326,779)

	$944,469	$928,439

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$942,584	$921,446
Mine development costs	51,531	48,693
Internal use software	35,890	35,838
Coalbed methane equipment and development costs	13,317	11,684

	1,043,322	1,017,661

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(362,363)	(332,492)
Mine development costs	(8,158)	(7,144)
Internal use software	(10,847)	(11,347)
Coalbed methane equipment and development costs	(2,874)	(2,249)

	(384,242)	(353,232)

	$659,080	$664,429

On February 20, 2008, the Company was the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The Company’s lease bonus bid was $180,540, payable in five equal annual installments of $36,108. The Company made the first payment of $36,108 as a deposit on the lease during the three months ended March 31, 2008. The lease became fully executed in April with an effective date of May 1, 2008. The payment was capitalized as a component of Owned and leased mineral rights, net in the Consolidated Balance Sheets. The cost of owned and leased mineral rights are depleted using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. This Federal coal lease contains an estimated 255 million tons of minable coal reserves.

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	March 31, 2008	December 31, 2007
Receivables from asset dispositions	$943	$943
Unamortized deferred financing costs, net	9,568	10,022
Advance mining royalties	1,637	1,615
Equity-method investments	9,614	-
Other	2,062	1,571

	$23,824	$14,151

During the three months ended March 31, 2008, the Company acquired a 49% interest in the common stock of Target Drilling Inc. (“Target”), a privately-held contract drilling company for $9,246. The Company has the ability to exercise significant influence over, but not control the operating activities of Target and accordingly uses the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

Investments in Common Stock (“APB 18”). The Company records its proportionate share of earnings or losses of Target in its Consolidated Statements of Operations and Comprehensive Income under the caption Equity in earnings (losses) of affiliate. The Company adjusts the carrying amount of its investment in Target for its share of earnings or losses of Target accordingly. The difference, if any, between the cost of the investment and the Company’s underlying equity in the net assets of Target will be accounted for as if Target was a consolidated subsidiary. The Company is currently undergoing a fair value analysis on Target to determine any allocations that may be necessary in accounting for its investment in accordance with APB 18.

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Wages and employee benefits	$30,201	$37,503
Employee termination costs	129	214
Postretirement benefits other than pension	23,304	23,304
Interest	3,604	9,011
Royalties	7,020	5,492
Taxes, other than income taxes	36,506	38,107
Asset retirement obligations	4,386	4,649
Workers’ compensation	10,450	10,450
Accrued capital expenditures	6,725	11,641
Other	23,730	20,620

	$146,055	$160,991

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Postemployment benefits	$5,120	$5,090
Pension benefits	29,994	28,564
Workers’ compensation	23,462	24,268
Black lung reserves	12,944	12,377
Contract settlement accrual	8,498	10,272
Asset retirement obligations	151,912	149,414
Deferred production tax	16,284	11,002
Deferred credits and other	8,615	8,493

	$256,829	$249,480

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(9)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

	March 31, 2008	December 31, 2007
Defined benefit pension, postretirement and other
Company sponsored plans	$3,042	$2,429
Unrealized gain (loss) on natural gas swaps	551	(26)

Total	$3,593	$2,403

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$1,575	$1,531
Interest cost	3,118	2,954
Expected return on plan assets	(3,333)	(2,928)
Amortization of:
Prior service cost	(3)	(2)
Actuarial losses	38	62

Net expense	$1,395	$1,617

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$1,925	$2,256
Interest cost	8,525	8,140

Net expense	$10,450	$10,396

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$168	$182
Interest cost	353	334
Expected return on plan assets	(107)	(131)
Amortization of actuarial losses	14	44
Other	125	-

Net expense	$553	$429

(11)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan, which was amended and restated December 14, 2006, permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At March 31, 2008, 2,091,314 shares of common stock were available for grant under the Plan.

The Company has three types of stock-based awards: restricted stock units, restricted stock and options. Total compensation expense related to the stock-based awards recognized in Selling, general and administrative expenses for the three months ended March 31, 2008 was $6,134, consisting of $3,375, $144 and $2,615 for restricted stock units, restricted stock and options, respectively. Compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the three months ended March 31, 2007 was $1,663, consisting of $1,131, $98 and $434 for restricted stock units, restricted stock and options, respectively. During the three months ended March 31, 2008, the Company modified the vesting conditions for certain of its outstanding stock-based awards. As a result, the Company remeasured the affected stock-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and recognized additional compensation expense of approximately $2,544 in Selling, general and administrative expenses for the three months ended March 31, 2008.

(12)	Interest Rate Swaps

The Company’s objectives for holding or issuing derivative instruments are to mitigate its exposure to variability in the prices of certain operating supplies and to interest rate risk. The Company’s strategy for minimizing exposure to variability is to enter into pay-fixed, receive-variable financial swaps.

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps was for three years. Under these swaps, the Company received a variable rate of three month US dollar LIBOR and paid a fixed rate of 3.26%. Settlement of interest payments occurred quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the original facility. These swap agreements essentially converted $85,000 of the Company’s variable rate borrowings under the original facility to fixed rate borrowings beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate debt through September 2007 under SFAS No. 133. In connection with the closing of the Senior Secured Credit Facility on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affected net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in Other noncurrent assets in the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps in Other income (expense). The $1,841 unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive income (loss) was being amortized into income on a prorated basis over the remaining term of the original interest rate swap agreement through

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

September 28, 2007, in accordance with SFAS No. 133 and related amendments. At December 31, 2007 and 2006, the unamortized unrealized gain on the swaps was $0 and $1,114, respectively. During the three months ended March 31, 2008 and 2007, the Company amortized $0 and $370, respectively, which was recorded as an offset against Interest expense.

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

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2007 through March 31, 2008:

Asset retirement obligation, December 31, 2007	$154,063
Accretion expense	2,557
Payments	(322)

Asset retirement obligation, March 31, 2008	$156,298

The current portions of the asset retirement obligation liabilities of $4,386 and $4,649 at March 31, 2008 and December 31, 2007, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portions of the Company’s asset retirement obligation liabilities of $151,912 and $149,414 at March 31, 2008 and December 31, 2007, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2008 or December 31, 2007. At March 31, 2008, regulatory obligations for asset retirements are secured by surety bonds in the amount of $268,106. These surety bonds are partially collateralized by letters of credit issued by the Company.

(14)	Stockholders’ Equity, Earnings Per Share and Common Share Repurchases

Stockholders’ Equity

During the three months ended March 31, 2008, the Company declared and paid cash dividends of $2,253.

During the three months ended March 31 2008, 142,624 options were exercised.

Earnings Per Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding-basic	45,009,728	45,121,903
Dilutive impact of stock options	1,010,061	1,205,452
Dilutive impact of restricted stock and restricted stock units	239,547	59,663

Weighted average shares outstanding-diluted	46,259,336	46,387,018

Common Share Repurchases

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time,

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the three months ended March 31, 2008, the Company did not purchase any shares under the Repurchase Program. At March 31, 2008, $52,849 of funds remained under the Repurchase Program. During the three months ended March 31, 2008, the Company issued 103,518 shares of common stock to employees upon vesting of restricted stock units. The Company withheld 36,546 shares of common stock to satisfy the employees’ minimum statutory tax withholding upon vesting.

(15)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers, which is distributed by rail, barge and/or truck. The Company operates only in the United States with operating mines in three of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of seven underground mines and two surface mines in southern West Virginia; the Powder River Basin, consisting of two surface mines in Wyoming and the Company’s Other segment. Other includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; purchased coal activities, which are for physical delivery; coalbed methane operations; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income (loss) from operations.

Segment results for the three months ended March 31, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$128,137	$176,155	$102,690	$5,322	$412,304
Income (loss) from operations	12,755	34,140	(2,701)	(23,101)	21,093
Depreciation, depletion and amortization	11,756	22,132	17,131	2,246	53,265
Amortization of coal supply agreements	1,139	(76)	(1,067)	129	125
Capital expenditures	2,844	28,616	3,414	378	35,252
Federal coal lease bonus bid deposit	36,108	-	-	-	36,108
Total assets at March 31, 2008	$523,315	$881,144	$416,116	$97,966	$1,918,541

Segment results for the three months ended March 31, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$115,741	$148,139	$116,673	$14,369	$394,922
Income (loss) from operations	20,830	40,110	3,125	(21,790)	42,275
Depreciation, depletion and amortization	10,627	21,824	17,019	1,614	51,084
Amortization of coal supply agreements	872	546	(2,359)	(189)	(1,130)
Capital expenditures	2,591	17,276	15,198	12,994	48,059
Total assets at December 31, 2007	$490,343	$862,972	$427,040	$127,809	$1,908,164

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(16)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended March 31,
	2008	2007
Royalty income	$1,325	$793
Synfuel fees	-	1,279
Coalbed methane	1,748	728
Transloading and plant processing fees	397	184
Gain on disposition of assets	84	343
Combined Benefit Fund refund	-	1,325
Natural gas	156	196
Dry Systems Technologies equipment and filter sales	1,648	1,011
Other	-	2,831

Total other revenue	$5,358	$8,690

(17)	Commitments and Contingencies

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

Commitments

On February 20, 2008, the Company was determined to be the successful bidder on a federal coal lease by the Bureau of Land Management (“BLM”), a unit of the United States Department of the Interior. The bid was accepted as submitted in the amount of $180,540 for an approximate 1,428 acre tract of federal land. The lease became fully executed in April with an effective date of May 1, 2008. This lease is subject to the deferred bonus payment provisions of the Code of Federal Regulations and as such, the Company remits the bonus payments in five equal installments, the first of which was submitted with the bid as a deposit on the lease in February 2008. The remaining four annual installments of $36,108 are due on the annual anniversary dates of the lease as required by the deferral provisions.

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities related to the obligations of affiliated entities, which are not reflected in the accompanying Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees and other off-balance sheet instruments.

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

Letters of Credit

At March 31, 2008, the Company had $172,623 of letters of credit outstanding under its revolving credit facility.

(18)	Employee and Contract Termination Costs and Other

Employee Termination Costs

In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time as a result of a combination of factors, including aging infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA. The Wabash mine remains idled and the effects of the idling had been negotiated with the UMWA.

During the three months ended March 31, 2007, as a result of the Wabash mine idling, the Company recognized employee termination costs for salaried employees resulting from ongoing benefit obligations of $2,252 in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. These costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2007. The Wabash mine is included in the Company’s Other segment. See Note 15.

As of March 31, 2008 and December 31, 2007, the Company’s liabilities for employee termination costs were $129 and $214, respectively, and are included in Accrued Expenses and Other Current Liabilities. See Note 7.

(19)	Income Taxes

For the three months ended March 31, 2008, income taxes were provided at an effective rate of 26% and for the three months ended March 31, 2007, income taxes were provided at an effective rate of 18%. The effective rate in the three months ended March 31, 2008 is comprised of two elements: (1) a 14% effective rate based on forecasted annual results for 2008; and (2) a discrete tax expense of $1,129 recorded in the first quarter of 2008. Without the discrete expense, the forecasted effective rate of 14% for 2008 decreased from the 2007 effective rate of 18% due primarily to the expected benefit obtained from excess depletion deductions which are projected to be greater in 2008 than in 2007.

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

For the three months ended March 31, 2008, we sold 18.5 million tons of coal, including 17.9 million tons that were produced and processed at our operations. For the comparable period in 2007, we sold 18.8 million tons of coal, including 18.4 million tons that were produced and processed at our operations. As of December 31, 2007, we had approximately 1.6 billion tons of proven and probable coal reserves. On February 20, 2008, we were the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The lease became fully executed in April with an effective date of May 1, 2008. This federal coal lease contains an estimated 255 million tons of minable coal reserves. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with a wide array of coal qualities beyond those available from our own production. We purchased and resold approximately 0.6 million and 0.4 million tons of coal in the three months ended March 31, 2008 and 2007, respectively.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 98% and 97% of our coal sales volume for the three month periods ended March 31, 2008 and 2007, respectively, representing approximately 92% and 90% of our coal sales revenue in the three month periods ended March 31, 2008 and 2007, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 2% and 3% of our coal sales volume for the three month periods ended March 31, 2008 and 2007, respectively, representing approximately 8% and 10% of our coal sales revenue in the three month periods ended March 31, 2008 and 2007, respectively.

While the majority of our revenues are derived from the sale of coal, we also realize revenues from coal production royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees to transload coal through our Rivereagle facility on the Big Sandy River and revenues from the sale of coalbed methane, Dry Systems Technologies equipment and filters and natural gas.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$406,946	$386,232	$20,714	5%
Other revenue	5,358	8,690	(3,332)	(38)%

Total revenues	$412,304	$394,922	$17,382	4%

Tons sold	18,451	18,804	(353)	(2)%
Coal sales realization per ton sold	$22.06	$20.54	$1.52	7%

Coal sales revenues for the three months ended March 31, 2008 increased by $20.7 million, or 5% compared to coal sales revenues for the three months ended March 31, 2007. Our consolidated average coal sales realization per ton increased 7% period-over-period, while tons sold decreased by 2% period-over-period. The consolidated weighted-average coal sales realization per ton for the three months ended March 31, 2008 reflected increased prices per ton sold in all three of our operating segments consisting of an 11% increase in Central Appalachia and the Powder River Basin, respectively, and a 6% increase in Northern Appalachia.

Coal sales revenues in Northern Appalachia for the three months ended March 31, 2008 increased by $28.8 million, or 20% compared to coal sales revenues for the three months ended March 31, 2007 due primarily to a combination of higher coal sales volumes from higher tons shipped and higher average sales realization per ton. Coal sales realization per ton in Northern Appalachia increased 6% period-over-period due to increased pricing per ton sold. Coal sales volumes in Northern Appalachia increased by 0.5 million tons, or 13% period-over-period as a result of increased shipments from both mines, which included the purchase of approximately 0.3 million tons of coal to fulfill existing contracts so that coal produced by the Emerald mine could be sold at prices more indicative of the current market prices. Despite a scheduled longwall move during the last week of the quarter, tons sold at the Cumberland mine increased 9% in the three months ended March 31, 2008 compared to the prior year period. Tons sold at the Emerald mine increased 18% in the three months ended March 31, 2008 compared to the prior year period primarily due to sales of purchased coal mentioned previously. Production at Emerald decreased 12% period-over-period due to a decrease in tons mined by the longwall mining units. Lower tons mined resulted from production delays that were caused by hard cutting conditions due to sandstone intrusions, equipment failures, weather-related power outages and reduced mining rates to maintain compliance with ventilation plans. This lower production was partially offset by the introduction of a second longwall operating in a new district at Emerald in late February 2008.

Coal sales revenues in Central Appalachia for the three months ended March 31, 2008 decreased $11.7 million, or 10% compared to coal sales revenues for the three months ended March 31, 2007 primarily as a result of lower coal sales volumes, partially offset by higher coal sales realization per ton. Coal sales realization per ton increased 11% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 0.4 million tons, or 19% in the three months ended March 31, 2008 compared to the prior year period. Coal sales volumes in Central Appalachia decreased at all mining operations except for the Rockspring mine. Coal sales volumes were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

Coal sales revenues in the Powder River Basin for the three months ended March 31, 2008 increased $11.9 million, or 10% compared to coal sales revenues for the three months ended March 31, 2007 as a result of higher coal sales realization per ton. Coal sales realization per ton sold increased 11% due to increased pricing per ton sold. Coal sales volumes in the Powder River Basin remained flat period-over-period. An 8% period-over-period increase in both production and shipments at the Belle Ayr mine were offset by lower period-over-period production and shipments at the Eagle Butte mine.

Coal sales revenues in the Illinois Basin for the three months ended March 31, 2008 were $0 compared to coal sales revenues of $10.9 million for the three months ended March 31, 2007 due to the April 4, 2007 idling of the Wabash mine in southern Illinois.

Revenues from purchased coal activities by our trading group increased $2.7 million in the three months ended March 31, 2008 compared to the prior year period. Coal is purchased for physical delivery to customers.

Other revenues for the three months ended March 31, 2008 decreased by $3.3 million (38%) compared to the three months ended March 31, 2007. The decrease was due to: (a) the absence of synfuel revenues due to the expiration of the synfuel tax credit in December, 2007 ($1.3 million); (b) decreased gains on sales of assets ($0.3 million); (c) the absence of a refund from the Combined Benefit Fund received in the first quarter of 2007 ($1.3 million); (d) lower other miscellaneous revenues ($2.7 million); partially offset by (e) increased royalty fees ($0.5 million); (f) increased transloading and plant processing fees ($0.2 million); (g) increased coalbed methane revenues ($1.0 million); and (h) higher revenues from the sale of equipment and filters by Dry Systems Technologies ($0.6 million).

Costs and Expenses

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$315,473	$284,242	$31,231	11%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	19,791	13,827	5,964	43%
Accretion on asset retirement obligations	2,557	2,372	185	8%
Depreciation, depletion and amortization	53,265	51,084	2,181	4%
Amortization of coal supply agreements	125	(1,130)	1,255	111%
Employee and contract termination costs and other	-	2,252	(2,252)	(100)%

Total costs and expenses	$391,211	$352,647	$38,564	11%

Cost of coal sales. Cost of coal sales increased $31.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to: (a) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($5.6 million); (b) increases in royalties due to mining a higher proportion of coal subject to federal royalty ($6.8 million); (c) higher repair and maintenance and operating supply costs ($4.4 million); (d) increases in outside services ($1.7 million); (e) an increase in inventory charges to expense related to an overall higher ratio of tons sold vs. tons produced in the three months ended March 31, 2008 compared to the prior year period ($12.4 million); (f) increased longwall move expenses ($1.4 million); (g) increased purchased coal costs as a result of higher purchased coal volumes ($1.6 million) and (h) increased miscellaneous other expenses ($0.3 million); partially offset by (i) decreased transportation and loading costs ($3.0 million). Cost of coal sales per ton was $17.10 for the three months ended March 31, 2008 compared to $15.12 per ton for the three months ended March 31, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 increased $6.0 million compared to the three months ended March 31, 2007. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($5.2 million) which includes approximately $2.5 million in additional stock-based compensation related to modifying the vesting conditions for certain stock-based awards; (b) higher miscellaneous overhead expenses including legal and insurance expenses ($1.0 million); partially offset by (c) lower consulting fees ($0.2 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a result of accounting for asset retirement obligations under Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time because the initial liability is recorded at present value. Higher accretion expense in 2008 was due to increased asset retirement obligation estimates for the comparable periods.

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $2.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to higher depreciation and amortization partially offset by decreased cost depletion. Depreciation and amortization increased by $3.8 million in the three months ended March 31, 2008 compared to the prior year period mainly due to depreciation associated with capital additions to plant and equipment during the twelve months ended March 31, 2008, including depreciation of the Company’s enterprise resource planning (“ERP”) software and implementation costs for which depreciation began in April 2007. Also contributing to higher depreciation expense in the three months ended March 31, 2008 was the completion of an overland conveyor belt that was placed into service in the third quarter of 2007 at the Powder River Basin. Cost depletion decreased by $1.6 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization increased $1.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to a decrease in the amortization expense credit from below market liability contracts of $2.3 million combined with a $1.0 million decrease in amortization expense from above market contracts. Amortization of the liability for below market priced coal supply agreements during the three months ended March 31, 2008 was $1.7 million of credit to expense compared to $4.0 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the three months ended March 31, 2008 was $1.9 million of expense compared to $2.9 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs and other. On April 4, 2007, Wabash announced the idling of the mine in southern Illinois. The mine had become economically unviable at that time as a result of a combination of factors, including aged infrastructure, softening market conditions and the prospect of a new higher cost labor contract with the UMWA. The Company recognized employee termination costs for salaried employees resulting from ongoing benefit obligations of $2.3 million in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. These costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the Company’s liabilities for employee termination costs were $0.1 million and $0.2 million, respectively, and are included in Accrued Expenses and Other Current Liabilities.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Tons/$	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	12,603	12,637	(34)	—
Average sales realization per ton	$10.10	$9.13	$0.97	11%
Total revenues	$128,137	$115,741	$12,396	11%
Income from operations	$12,755	$20,830	$(8,075)	(39)%
Northern Appalachia
Tons sold	4,072	3,600	472	13%
Average sales realization per ton	$42.97	$40.61	$2.36	6%
Total revenues	$176,155	$148,139	$28,016	19%
Income from operations	$34,140	$40,110	$(5,970)	(15)%
Central Appalachia
Tons sold	1,750	2,161	(411)	(19)%
Average sales realization per ton	$58.04	$52.41	$5.63	11%
Total revenues	$102,690	$116,673	$(13,983)	(12)%
(Loss) income from operations	$(2,701)	$3,125	$(5,826)	(186)%

Powder River Basin—Income from operations decreased $8.1 million period-over-period due to increased production costs of $20.5 million partially offset by increased revenues of $12.4 million. As explained in the revenue section above, the increased revenues resulted from an 11% increase in average coal sales realization per ton. Assuming acceptable market conditions exist, we expect future increases in tons sold at the Belle Ayr mine primarily due to the expansion of its annual capacity. Production costs increased $20.5 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, reflecting higher period-over-period cost of sales of $18.8 million, an increase in depreciation, depletion and amortization costs of $1.4 million and an increase in other miscellaneous expenses of $0.3 million.

The $18.8 million increase in cost of sales referred to above resulted from an increase in cash costs ($18.7 million) and increased miscellaneous other expenses ($0.1 million). The $18.7 million period-over-period increase in cash costs were primarily in the following areas: (a) supply and service costs primarily consisting of operating supply costs, explosives, diesel fuel and outside services ($8.4 million); (b) labor and employee benefits ($1.9 million); (c) increased royalty costs mainly due to mining a higher amount of coal that is subject to federal royalties ($7.2 million); and (d) miscellaneous expenses ($1.2 million). Cost of coal sales per ton increased 24% period-over-period.

Higher total depreciation, depletion and amortization costs of $1.4 million related primarily to a period-over-period $0.3 million increase in amortization of coal supply agreements due to a decrease in the credit to amortization expense from below market liability contracts, as shipments on a number of these below market liability coal supply agreements valued in purchase accounting were completed and higher depreciation of $1.1 million as a result of higher capital expenditures during the prior twelve months and increased depreciation related to the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007.

Northern Appalachia—Income from operations decreased by $6.0 million period-over-period due to increased production costs of $34.2 million partially offset by increased revenues of $28.0 million and decreased other miscellaneous costs of $0.2 million. As explained in the revenue section above, the increase in revenues resulted from a 13% period-over-period increase in tons sold and a 6% increase in average sales realization per ton. Coal sales volumes increased as a result of increased shipments from both mines, which included the purchase of approximately 0.3 million tons of coal to fulfill existing contracts so that coal produced by the Emerald mine could be sold at prices more indicative of the current market prices. Despite a scheduled longwall move during the last week of the quarter, tons sold at the Cumberland mine increased 9% in the three months ended March 31, 2008 compared to the prior year period. Tons sold at the Emerald mine increased 18% in the three months ended March 31, 2008 compared to the prior year period primarily due to sales of purchased coal mentioned previously. Production at Emerald decreased 12% period-over-period due to a decrease in tons mined by the longwall mining units. Lower tons mined resulted from production delays that were caused by hard cutting conditions due to sandstone intrusions, equipment failures, weather-related power outages and reduced mining rates to maintain compliance with ventilation plans. This lower production was offset partially by the late February 2008 introduction of a second longwall operating in a new district at Emerald.

Total production costs increased $34.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, reflecting higher period-over-period cost of sales of $34.3 million and higher miscellaneous other costs of $0.2 million, partially offset by lower depreciation, depletion and amortization costs of $0.3 million.

The $34.3 million period-over-period increase in cost of sales referred to above was the result of increased cash costs ($9.7 million), increased purchased coal expense ($14.9 million), increased inventory charges to expense related to a higher ratio of tons sold vs. tons produced in the three months ended March 31, 2008 compared to the prior year period ($9.5 million) and increased miscellaneous other costs ($0.2 million). The $9.7 million increase in cash costs were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the UMWA wage agreement signed in the second quarter of 2007 ($8.1 million); (b) higher supply and service costs primarily consisting of operating supply costs from increased usage of roof bolts, miner bits and water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($1.7 million); (c) higher longwall move expenses ($1.4 million); (d) increased miscellaneous expenses ($0.1 million); partially offset by (e) lower transportation and loading costs ($1.6 million). Cost of coal sales per ton increased by 25% period-over-period.

Lower total depreciation, depletion and amortization costs of $0.3 million related primarily to: (a) a period-over-period decrease in expense associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($0.6 million); (b) lower depletion expense ($0.9 million) as a result of lower production; partially offset by (c) increased depreciation primarily related to a batch weigh system, longwall shields, face conveyors and other mining equipment ($1.2 million).

Central Appalachia—(Loss) income from operations decreased by $5.8 million period-over-period due to decreased revenues of $14.0 million that were partially offset by decreased production costs of $8.2 million. As explained in the revenue section above, the decrease in revenues resulted from a 19% decrease in tons sold partially offset by an 11% increase in average sales realization per ton. Coal sales volumes in Central Appalachia decreased by 0.4 million tons period-over-period primarily from decreased shipments at all mining operations except for the Rockspring mine and by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007. Total coal sales revenues for the three months ended March 31, 2008 decreased 10% compared to the three months ended March 31, 2007.

The decrease in production costs of $8.2 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 consisted of higher depreciation, depletion and amortization ($1.4 million), partially offset by decreased cost of sales of ($9.6 million). The $9.6 million decrease in cost of sales was a result of a reduction in purchased coal expense ($15.2 million) and decreased miscellaneous other expenses ($0.6 million); partially offset by increased cash costs ($3.2 million) and a period-over-period increase in inventory charges to expense related to a higher ratio of tons sold vs. tons produced ($3.0 million).

The $3.2 million period-over-period increase in cash costs referred to above was primarily due to increases in the following areas: (a) labor and fringe benefits ($2.8 million); (b) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utility, explosives, fuel costs and outside services ($1.1 million); (c) higher miscellaneous expense ($0.2 million); partially offset by (d) lower transportation and loading costs ($0.9 million). Cost of coal sales per ton increased approximately 11% period-over-period.

The $1.4 million increase in depreciation, depletion and amortization consisted of a reduced credit to expense for amortization of coal supply agreements of $1.3 million as shipments on a number of below market liability coal supply agreements valued in purchase accounting were completed, higher depreciation of $0.7 million related to increased capital expenditures during the prior twelve months, partially offset by lower reserve depletion of $0.6 million related to decreased production period-over-period at all mines except the Pax and Rockspring mines.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; coalbed methane operations and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended March 31, 2008, the Other segment reported a loss from operations of $23.1 million compared to a loss from operations of $21.8 million in the three months ended March 31, 2007. The increased period-over-period loss from operations of $1.3 million in 2008 was primarily due to the increase in selling, general and administrative costs, partially offset by the absence of employee termination costs incurred in 2007 as a result of the idling of the Wabash mine and decreased other revenues.

Interest Expense, Net

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(10,620)	$(10,784)	$(164)	(2)%
Interest expense-amortization of deferred financing costs	(454)	(457)	(3)	(1)%
Interest expense-surety bond and letter of credit fees	(1,637)	(1,292)	345	27%
Interest expense-other	(203)	(487)	(284)	(58)%

Total interest expense	(12,914)	(13,020)	(106)	(1)%
Interest income	443	632	(189)	(30)%

Interest expense, net	$(12,471)	$(12,388)	$83	1%

Interest expense, net for the three months ended March 31, 2008 increased slightly compared to the three months ended March 31, 2007 due primarily to increased interest expense related to surety bonds and letters of credit, offset by decreases in debt-related and other interest expense.

Income Tax Expense

	Three Months Ended March 31,		Change
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$2,267	$5,333	$(3,066)	(57)%

For the three months ended March 31, 2008, income taxes were provided at an effective rate of 26% and for the three months ended March 31, 2007, income taxes were provided at an effective rate of 18%. The effective rate in the three months ended March 31, 2008 is comprised of two elements: (1) a 14% effective rate based on forecasted annual results for 2008; and (2) a discrete tax expense of $1.1 million recorded in the first quarter of 2008. Without the discrete expense, the forecasted effective rate of 14% for 2008 decreased from the 2007 effective rate of 18% due primarily to the expected benefit obtained from excess depletion deductions which are projected to be greater in 2008 than in 2007.

Expected Coal Shipments

As of April 15, 2008, uncommitted and unpriced tonnage was 4%, 21%, 58% and 81% of planned shipments in 2008, 2009, 2010 and 2011, respectively.

In 2008 through 2011, the Company expects coal shipments within the following ranges (millions of tons):

	2008	2009	2010	2011
East	21.3-22.8	20.5-22.0	20.5-22.0	20.5-22.0
West	52.0-53.0	54.0-56.0	54.0-56.0	54.0-56.0
Total consolidated	73.3-75.8	74.5-78.0	74.5-78.0	74.5-78.0

Based on its committed and priced planned shipments as of April 15, 2008, the Company estimates its committed and priced tonnage from its Eastern mines, encompassing Northern Appalachia and Central Appalachia, to realize $47.88, $52.65, $60.66 and $68.90 per ton in 2008, 2009, 2010 and 2011, respectively. The Company also expects its committed and priced tonnage from the Powder River Basin to realize $9.96, $10.28, $10.62 and $10.98 per ton in 2008, 2009, 2010 and 2011, respectively. These estimated per ton average realizations include forecasted sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums. Committed and priced shipments do not include committed shipments subject to price re-determination via an interval within which the price can adjust or index based adjustments.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash have been from sales of our coal production and, to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, capital expenditures, interest costs, income tax payments, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have not engaged in financing assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$55,528	$51,778
Investing activities	(80,905)	(47,710)
Financing activities-stock option exercise proceeds and excess tax benefit from stock-based awards	2,614	669
Financing activities-dividends on common stock	(2,253)	(2,255)
Financing activities-common stock repurchases	(1,924)	(13,267)

Net decrease in cash and cash equivalents	$(26,940)	$(10,785)

Cash provided by operating activities increased $3.8 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a $12.6 million increase in non-cash add-backs to net income period-over-period and a $9.6 million increase in cash flows from working capital changes, partially offset by a $18.4 million decrease in net income. Working capital changes consisted primarily of a $22.2 million cash flow increase from changes in trade accounts payable and a $16.8 million cash flow increase from changes in inventories, net, prepaid expenses and other current and non-current assets. These cash flow increases were partially offset by decreases in cash flows related to trade accounts receivable ($20.9 million) and accrued expenses and other current and non-current liabilities ($8.5 million).

Cash used in investing activities increased $33.2 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a $36.1 million lease bonus bid deposit related to the successful bid on new federal coal lease located in the Powder River Basin and $9.8 million in purchases of equity-method investments. These increased investing cash outflows were partially offset by decreased capital expenditures for projects and equipment of $12.8 million. Capital expenditures in the three months ended March 31, 2008 totaled $35.3 million which included $15.7 million for the following projects: (a) the acquisition of longwall components and expenditures for a face conveyor system at Emerald; (b) capital expenditures related to our coal gas recovery projects; and (c) airshaft and elevator expenditures for installation and components. Capital expenditures in the three months ended March 31, 2007 totaled $48.1 million, including a total of $13.7 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide ERP software.

Cash used in financing activities of $1.6 million during the three months ended March 31, 2008 consisted of (a) $1.9 million for the repurchase of common shares withheld from employees to satisfy employees’ minimum statutory tax withholding upon vesting of restricted stock units; (b) payment of cash dividends of $2.3 million ($0.05 per share paid in March, 2008); and (c) cash proceeds related to the issuance of common stock for stock option exercises and excess tax benefits from stock-based awards ($2.6 million). Cash used in financing activities during the three months ended March 31, 2007 consisted of (a) $0.7 million in cash proceeds from exercise of nonqualified stock options and excess tax benefits from issuance of stock-based awards; offset by (b) payment of cash dividends of $2.3 million ($0.05 per share paid in March, 2007); and (c) $13.3 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006.

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

As of March 31, 2008, we have outstanding $599.8 million in aggregate indebtedness, with an additional $327.4 million of available borrowings under our revolving credit facility after giving effect to $172.6 million of letters of credit outstanding as of March 31, 2008. Debt service and projected capital expenditures represent our most significant liquidity requirements.

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

In connection with the July 7, 2006 closing of the facility, the Company terminated the swap agreements, which no longer qualified for cash flow hedge accounting treatment and monetized the $2.4 million derivative asset included in Other noncurrent assets at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive income was being recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. At December 31, 2007 and 2006, the unamortized unrealized gain on the swaps was $0 and $1.1 million, respectively. During the three months ended March 31, 2008 and 2007, the Company amortized $0 and $0.4 million, respectively, which was recorded as an offset against Interest expense.

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

On February 20, 2008, an affiliate of the Company successfully bid on a new federal coal lease which contains an estimated 255 million tons of minable coal reserves. The lease bonus bid was $180.5 million to be paid in five equal annual installments of $36.1 million. The first installment was paid as a deposit on the lease during the three months ended March 31, 2008. The lease became fully executed in April with an effective date of May 1, 2008.

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase share of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. During the three months ended March 31, 2008, the Company did not repurchase any shares pursuant to the Repurchase Program. During the three months ended March 31, 2007, the Company expended $13.3 million to repurchase 433,653 shares of its common stock at an average price of $30.59 per share under the Repurchase Program. At March 31, 2008, there was $52.8 million available for future repurchases under the Repurchase Program.

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

Covenants and required levels as defined by the Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

	January 1, 2008 to December 31, 2008 Covenant Levels	January 1, 2009 and Thereafter Covenant Levels
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	2.5x	2.5x
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	3.75x	3.5x

Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	2.0x

(1)

The Senior Secured Credit Facility requires FCC to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 2.5x and a total debt less unrestricted cash to Adjusted EBITDA ratio starting at a maximum of 3.75x in each case for the most recent twelve-month period. Failure to satisfy these ratio requirements would constitute a default by FCC under the Senior Secured Credit Facility. If lenders under the Senior Secured Credit Facility fail to waive any such default, repayment obligations under the Senior Secured Credit Facility could be accelerated, which would also constitute a default under the indenture. Covenants reflect the definition and levels required by the Senior Secured Credit Facility.

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

As of March 31, 2008, FCC was in compliance with all required financial covenants of the Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of March 31, 2008:

	2008	2009-2010	2011-2012	After 2012	Total
	(Unaudited, in thousands)
Long-term debt	$-	$50,250	$251,250	$298,285	$599,785
Estimated cash interest on long-term debt(1)	25,377	66,401	48,443	34,241	174,462
Estimated cash payments for asset retirement obligations	4,330	9,198	8,208	225,207	246,943
Unconditional purchase commitments	117,863	10,650	-	-	128,513
Operating leases	3,580	4,682	2,214	3,999	14,475

Total	$151,150	$141,181	$310,115	$561,732	$1,164,178

(1)	The variable interest rate on debt is 4.05%, reflecting a LIBOR estimate, based on the 39 month swap rate effective March 31, 2008, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $180.0 million to $190.0 million in capital expenditures during calendar year 2008 of which $120.0 million to $130.0 million is to maintain production and replace mining equipment. The additional $60.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $61.8 million of the 2008 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2008 unconditional purchase commitments consist of $43.8 million for purchased coal in normal quantities for delivery to customers and $12.2 million pertaining to forward contracts to purchase explosives and diesel fuel in normal quantities for use at our mines. Unconditional purchase commitments represent contractual commitments to purchase assets in the future. We expect to contribute approximately $8.0 million to our defined benefit retirement plans and to pay approximately $25.1 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2008. We also expect to incur approximately $7.8 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $319.4 million as of March 31, 2008, of which $268.1 million secured reclamation obligations; $42.3 million secured coal lease obligations; $7.1 million secured self-insured workers’ compensation obligations; and $1.9 million secured other miscellaneous obligations. In addition, we had $172.6 million of letters of credit in place for the following purposes: $37.2 million for workers’ compensation, including collateral for workers’ compensation bonds; $8.0 million for UMWA retiree health care obligations; $112.2 million for collateral for reclamation surety bonds; and $15.2 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration in its Annual Energy Outlook—2008 forecasts that coal fired electrical generation will increase by an average annual growth rate of 1.1% through 2015. Through November 2007, electric power generation from coal is estimated to have increased 1.5% from the comparable period of 2006. Strong demand for coal and coal-based electricity generation in the U.S. is being driven by various factors such as the growing economy, increasing population, public demands for low electricity costs, relatively high prices for the alternative fossil fuels of gas and oil for electricity generation, the inability for renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks for continuing to import large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States.

According to the U.S. Department of Energy, National Energy Technology Laboratory, Tracking New Coal-Fired Power Plants, dated February 18, 2008, there are approximately 14,900 megawatts of new coal fired electrical generation under construction in the United States. There is an additional approximately 8,300 megawatts of new coal fired electrical generating capacity permitted and expected to be constructed. This new capacity will increase the annual coal consumption for electrical generation by an estimated eighty million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Approximately 42,400 megawatts of additional coal fired electrical generation has been announced and is in the early stages of permitting and development.

During 2007 coal exports from the United States increased significantly in response to strong worldwide demand for coal. The largest increases in international coal demand are from the rapidly growing and industrializing economies of China and India. Due partly to weather-related and infrastructure constraints in Australia and reduced exports from South Africa and other coal exporting countries, the seaborne coal trade has struggled to keep up with these increases in demand. Seaborne coal shipments traditionally destined for Europe have been diverted to Asia creating opportunities to increase exports from the United States. Coal export volumes increased nearly 20% in 2007 compared to 2006. Export volumes for 2008 are forecast to increase by an estimated 32% to levels last seen in the early 1990’s. The surge in demand for exports, combined with recent weather-related coal production outages in Queensland, Australia and South Africa as well as the harshest Chinese winter in the last fifty years, has increased prompt prices for metallurgical and steam coals produced in the Eastern United States by an estimated 200% and 100%, respectively, since 2007. The actual and anticipated increases in coal exports have also tightened fundamentals in the domestic steam and metallurgical coal markets leading to higher prices in all regions.

According to the World Energy Outlook 2007 (“WEO”), global primary energy demand will grow by more than 42% by 2030, with coal rising most in absolute terms and fossil fuel accounting for most of the increase between now and 2030. China and India have contributed more than half the increase in global demand for energy, and over 80% for coal, since 2000. The WEO estimates these two growing economies will contribute more than 40% of the increase in global energy demand through 2030. China and India account for 72% of the growth of coal use in power generation. The WEO has a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly production reporting through March 31, 2008 from the Energy Information Administration, Appalachian production trails the comparable period of 2007 by approximately 2.2% partially as a result of regulatory burdens, rising production costs and less favorable geological conditions in 2008. Coal producers in Northern Appalachia and the Powder River Basin continue to report deferrals of previously announced mine expansion projects. Through March 31, 2008, Western coal production has increased approximately 6.8% from the comparable period of the prior year. Judicial decisions in Central Appalachia with respect to permits to construct valley fills at surface mines are likely to slow the process of obtaining surface mining permits in that region with resultant uncertainties for producers. The combination of strong demand for coal fired electric power and production declines and uncertainties, particularly in Central Appalachia, has led to forecasts of declines in stockpiles at coal fired electric generating plants over the next year. For reasons described above, spot market prices for Central Appalachian and Powder River Basin coals increased by 110% and 109%, respectively, as of March 31, 2008, compared to the same date one year earlier. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile, fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U.S. steam coal production is strong in relation to historical pricing levels, and has strengthened, notably in the past several weeks, in comparison to pricing levels prevailing in the first three quarters of 2007. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained strong in response to increased worldwide demand for steel and production and transportation constraints in exporting metallurgical coal from Australia. As of April 15, 2008, we have committed and priced 96% and 79% respectively, of our planned shipment ranges for 2008 and 2009.

We may also experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceed our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the Special Note Regarding Forward-Looking Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional considerations regarding our outlook.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in ITEM I.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Price Risk

We manage our price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of April 15, 2008, we had sales commitments for approximately 96% of our planned 2008 shipments. As of April 15, 2008, uncommitted and unpriced tonnage was 4%, 21% and 58% and 81% of planned shipments in 2008, 2009, 2010 and 2011, respectively.

We also have exposure to price risk for commodities that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use financial derivative contracts from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements.

Notional amounts outstanding under explosives-related swap contracts, scheduled to expire in 2008, were 405,000 mmbtu. We expect to use approximately 33,154 tons of explosives in the remainder of 2008. Through our hedging contracts, we have fixed prices for approximately 60% of our remaining expected explosive needs for 2008.

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

The interest rate on the outstanding principal of our Senior Secured Credit Facility was 4.05% as of March 31, 2008. A hypothetical 1% increase in interest rates would have increased our interest expense approximately $0.8 million for the three months ended March 31, 2008.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to (a) ensure that information required to be disclosed by us in reports we file or submit under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) ensure that information required to be disclosed by us in reports filed or submitted under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 17, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There were no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2007, as filed February 29, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchase of equity securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2008 through March 17, 2008	36,546	$52.64	-	$-

(1)	These are shares that were purchased by the Company from employees to satisfy statutory minimum tax withholdings related to vested stock-based awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Chairman
James F. Roberts	(Principal Executive Officer)

/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1	Form of certificate of the Company’s common stock, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to the Company’s Form 8-K on February 23, 2006 and incorporated by reference.

4.3	Senior Notes Indenture, dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.3.1	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining, LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, previously filed as an exhibit to the Company’s Form 10-Q on November 14, 2005 and incorporated by reference.

4.3.2	Supplemental Indenture dated as of October 5, 2007, among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, filed as an exhibit to the Company’s 10-Q on November 9, 2007 and incorporated by reference.

10.1*	Federal Coal Lease WYW 155132: Eagle Butte Mine.

31.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.