Form 10-Q
period 2008-06-30
Foundation Coal Holdings, Inc.
filed 2008-08-08
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

Act).    Yes   ☐     No   ☒

There were 45,467,632 shares of common stock outstanding on July 31, 2008.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Holdings, Inc. and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,712	$50,071
Trade accounts receivable	109,844	100,931
Inventories, net	42,226	44,122
Deferred income taxes	15,812	11,358
Prepaid expenses	17,990	30,534
Other current assets	8,093	6,678

Total current assets	265,677	243,694
Owned surface lands	42,384	36,807
Plant, equipment and mine development costs, net	671,828	664,429
Owned and leased mineral rights, net	926,701	928,439
Coal supply agreements, net	9,156	20,644
Other noncurrent assets	22,869	14,151

Total assets	$1,938,615	$1,908,164

LIABILITIES
Current liabilities:
Trade accounts payable	$50,767	$43,206
Accrued expenses and other current liabilities	152,323	160,991

Total current liabilities	203,090	204,197
Long-term debt	599,785	599,785
Deferred income taxes	7,012	3,161
Coal supply agreements, net	6,468	9,417
Postretirement benefits	515,883	505,787
Other noncurrent liabilities	256,204	249,480

Total liabilities	1,588,442	1,571,827

Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 100.0 million shares authorized, 47.0 million shares issued and 45.6 million shares outstanding at June 30, 2008; 46.4 million shares issued and 45.0 million shares outstanding at December 31, 2007	470	464
Additional paid-in capital	310,956	293,920
Retained earnings	84,013	86,800
Accumulated other comprehensive income	4,057	2,403
Treasury stock, at cost: 1.4 million shares at June 30, 2008; 1.4 million shares at December 31, 2007	(49,323)	(47,250)

Total stockholders’ equity	350,173	336,337

Total liabilities and stockholders’ equity	$1,938,615	$1,908,164

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Revenues:
Coal sales	$404,780	$359,793
Other revenue	7,157	8,688

Total revenues	411,937	368,481
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	330,226	287,839
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	17,423	16,963
Accretion on asset retirement obligations	2,899	2,485
Depreciation, depletion and amortization	51,505	50,743
Amortization of coal supply agreements	1,197	(1,467)
Employee and contract termination costs and other	—	9,731

Income from operations	8,687	2,187
Other income (expense):
Interest expense	(11,366)	(13,239)
Interest income	248	886

Loss before income tax (expense) benefit and equity in losses of affiliates	(2,431)	(10,166)
Income tax (expense) benefit	(1,115)	6,381
Equity in losses of affiliates	(881)	—

Net loss	(4,427)	(3,785)
Other comprehensive (loss) income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $19 in 2008 and $19,646 in 2007	(29)	28,648
Unrealized gain on natural gas swaps, net of tax expense of $328 in 2008	493	—
Reclassification of unrealized gain on interest rate swap into interest expense	—	(374)

Comprehensive (loss) income	$(3,963)	$24,489

Basic loss per common share	$(0.10)	$(0.08)
Diluted loss per common share	$(0.10)	$(0.08)
Weighted-average shares-basic	45,397,449	45,236,870
Weighted-average shares-diluted	45,397,449	45,236,870
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Revenues:
Coal sales	$811,726	$746,025
Other revenue	12,515	17,378

Total revenues	824,241	763,403
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	645,699	572,081
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	37,214	30,790
Accretion on asset retirement obligations	5,456	4,857
Depreciation, depletion and amortization	104,770	101,827
Amortization of coal supply agreements	1,322	(2,597)
Employee and contract termination costs and other	—	11,983

Income from operations	29,780	44,462
Other income (expense):
Interest expense	(24,280)	(26,259)
Interest income	691	1,518

Income before income tax (expense) benefit and equity in losses of affiliates	6,191	19,721
Income tax (expense) benefit	(3,382)	1,048
Equity in losses of affiliates	(1,066)	—

Net income	1,743	20,769
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $39 in 2008 and $19,688 in 2007	584	28,710
Unrealized gain on natural gas swaps, net of tax expense of $711 in 2008	1,070	—
Reclassification of unrealized gain on interest rate swap into interest expense	—	(744)

Comprehensive income	$3,397	$48,735

Basic earnings per common share	$0.04	$0.46
Diluted earnings per common share	$0.04	$0.45
Weighted-average shares-basic	45,195,592	45,179,704
Weighted-average shares-diluted	46,337,810	46,482,482
Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$1,743	$20,769
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	5,456	4,857
Depreciation, depletion and amortization	106,092	99,230
Amortization of deferred financing costs	911	918
Gain on sale of assets	(112)	(2,601)
Non-cash stock compensation	8,062	2,954
Excess tax benefit from stock-based awards	(5,542)	(2,260)
Deferred income taxes	146	(13,862)
Asset retirement obligations	(582)	(336)
Equity in losses of affiliate	1,066	—
Other	227	(94)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,913)	15,035
Inventories, net	1,789	(4,188)
Prepaid expenses and other current assets	13,403	9,432
Other noncurrent assets	(168)	184
Trade accounts payable	7,561	(4,678)
Accrued expenses and other current liabilities	(10,417)	(1,567)
Noncurrent liabilities	11,059	11,686

Net cash provided by operating activities	131,781	135,479

Investing activities:
Purchases of property, plant and equipment	(66,661)	(76,079)
Acquisition of mineral rights under federal lease	(36,108)	—
Purchases of equity-method investments	(10,070)	—
Proceeds from disposition of property, plant and equipment	324	1,892

Net cash used in investing activities	(112,515)	(74,187)

Financing activities:
Payment of cash dividends	(4,530)	(4,523)
Proceeds from issuance of common stock	3,436	2,624
Excess tax benefit from stock-based awards	5,542	2,260
Common stock repurchases	(2,073)	(13,267)

Net cash provided by (used in) financing activities	2,375	(12,906)

Net increase in cash and cash equivalents	21,641	48,386
Cash and cash equivalents at beginning of period	50,071	33,720

Cash and cash equivalents at end of period	$71,712	$82,106

Supplemental cash flow information:
Cash paid for interest	$20,867	$23,479
Cash paid for income taxes, net of refunds	$7,861	$10,672

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

The operating results for the three and six months ended June 30, 2008 may not necessarily be indicative of the results to be expected in any quarter or for the twelve months ended December 31, 2008.

(2)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP 03-6-1 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those years. Early adoption is not permitted. All prior year EPS data presented is required to be adjusted retrospectively. The Company expects to adopt FSP 03-6-1 on January 1, 2009 and does not believe it will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company expects to adopt SFAS No. 162 when it becomes effective and does not believe it will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”) and establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 161 on January 1, 2009 and does not believe it will have a material impact on its consolidated financial statements.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3
Cash equivalents	$76,000	—	—
Sulfur dioxide emission allowances	—	$1,050	—
Derivative instruments	—	$2,799	—

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

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(3)	Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Saleable coal	$15,679	$16,317
Raw coal	337	2,497
Materials and supplies	34,047	31,930

	50,063	50,744
Less materials and supplies reserve for obsolescence	(7,837)	(6,622)

	$42,226	$44,122

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2008	December 31, 2007
Prepaid royalties	$1,211	$1,358
Prepaid longwall move expenses	5,984	9,636
Prepaid SO2 emission allowances	1,050	1,711
Prepaid taxes	4,938	5,803
Prepaid insurance	2,611	10,030
Other	2,196	1,996

	$17,990	$30,534

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	June 30, 2008	December 31, 2007
Owned and leased mineral rights
Owned and leased mineral rights	$1,291,326	$1,255,218
Less accumulated depletion	(364,625)	(326,779)

	$926,701	$928,439

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$980,702	$921,446
Mine development costs	57,634	48,693
Internal use software	35,923	35,838
Coalbed methane equipment and development costs	15,343	11,684

	1,089,602	1,017,661

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(392,512)	(332,492)
Mine development costs	(9,214)	(7,144)
Internal use software	(12,341)	(11,347)
Coalbed methane equipment and development costs	(3,707)	(2,249)

	(417,774)	(353,232)

	$671,828	$664,429

On February 20, 2008, the Company was the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The Company’s lease bonus bid was $180,540, payable in five equal annual installments of $36,108. The Company made the first payment of $36,108 during the six months ended June 30, 2008. The lease became effective on May 1, 2008. The payment was capitalized as a component of Owned and leased mineral rights, net in the Consolidated Balance Sheets. The cost of owned and leased mineral rights are depleted using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. This Federal coal lease contains an estimated 255 million tons of minable coal reserves.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	June 30, 2008	December 31, 2007
Receivables from asset dispositions	$943	$943
Unamortized deferred financing costs, net	9,111	10,022
Advance mining royalties	1,664	1,615
Equity-method investments	9,005	—
Other	2,146	1,571

	$22,869	$14,151

During the three months ended March 31, 2008, the Company acquired a 49% interest in the common stock of Target Drilling Inc. (“Target”), a privately-held contract drilling company for $9,246. The Company has the ability to exercise significant influence over, but not control the operating activities of Target and accordingly uses the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). The Company records its proportionate share of earnings or losses of Target in its Consolidated Statements of Operations and Comprehensive (Loss) Income under the caption Equity in losses of affiliates. The Company adjusts the carrying amount of its investment in Target for its share of earnings or losses of Target accordingly.

The Company performed a fair value analysis of the net tangible and intangible assets of Target in order to account for the difference in the cost of its investment and its underlying equity in the net assets that were reflected on the books of Target on the date of acquisition. The Company assigned its proportionate share of the difference between the historical cost of the identifiable tangible and intangible assets recorded on the books of Target and their respective fair values based on the fair value analysis. The differences assigned to the identifiable tangible and intangible assets, other than equity-method goodwill, are being amortized over their respective useful lives as a component of Equity in losses of affiliates. The differences assigned consisted of tangible assets of $2,315, intangible assets of $1,955, excluding equity-method goodwill, equity-method goodwill of $3,826 and a deferred tax liability of $1,779.

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Wages and employee benefits	$31,608	$37,503
Employee termination costs	129	214
Postretirement benefits other than pension	23,304	23,304
Interest	9,011	9,011
Royalties	6,533	5,492
Taxes, other than income taxes	39,172	38,107
Asset retirement obligations	5,531	4,649
Workers’ compensation	12,050	10,450
Accrued capital expenditures	16,262	11,641
Other	8,723	20,620

	$152,323	$160,991

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Postemployment benefits	$5,169	$5,090
Pension benefits	32,356	28,564
Workers’ compensation	21,595	24,268
Black lung reserves	13,919	12,377
Contract settlement accrual	7,276	10,272
Asset retirement obligations	162,059	149,414
Deferred production tax	10,513	11,002
Deferred credits and other	3,317	8,493

	$256,204	$249,480

(9)	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

	June 30, 2008	December 31, 2007
Defined benefit pension, postretirement and other Company sponsored plans	$3,013	$2,429
Unrealized gain (loss) on natural gas swaps	1,044	(26)

Total	$4,057	$2,403

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1,822	$1,710	$3,397	$3,241
Interest cost	3,611	3,113	6,729	6,067
Expected return on plan assets	(3,298)	(3,162)	(6,631)	(6,090)
Amortization of:
Prior service cost	(2)	271	(5)	269
Actuarial losses (gains)	194	(67)	232	(5)

Net expense	$2,327	$1,865	$3,722	$3,482

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$2,018	$1,664	$3,943	$3,920
Interest cost	7,407	7,272	15,932	15,412

Net expense	$9,425	$8,936	$19,875	$19,332

The Company’s postretirement medical and life insurance plans are unfunded.

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$374	$166	$542	$348
Interest cost	519	346	872	680
Expected return on plan assets	(108)	(119)	(215)	(250)
Amortization of actuarial losses	301	14	315	58
Other	(125)	—	—	—

Net expense	$961	$407	$1,514	$836

(11)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan, which was amended and restated March 8, 2008, permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At June 30, 2008, 2,107,375 shares of common stock were available for grant under the Plan.

The Company has three types of stock-based awards outstanding: restricted stock units, restricted stock and options. Total compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2008 was $6,370, consisting of $3,402, $287 and $2,681 for restricted stock units, restricted stock and options, respectively. Total compensation expense related to stock-based awards recognized in Cost of coal sales for the six months ended June 30, 2008 was $1,692 for restricted stock units. Compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2007 was $2,314, consisting of $1,411, $196 and $707 for restricted stock units, restricted stock and options, respectively. Compensation expense related to stock-based awards recognized in Cost of coal sales for the six months ended June 30, 2007 was $640 for restricted stock units. During the first quarter of 2008, the Company modified the vesting conditions for certain of its outstanding stock-based awards. As a result, the Company remeasured the affected stock-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and recognized additional compensation expense of approximately $2,372 and $172 in Selling, general and administrative expenses and Cost of coal sales, respectively, for the six months ended June 30, 2008.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

(12)	Asset Retirement Obligations

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

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2007 through June 30, 2008:

Asset retirement obligation, December 31, 2007	$154,063
Accretion expense	5,456
Revisions in estimated cash flows and liabilities incurred	8,653
Payments	(582)

Asset retirement obligation, June 30, 2008	$167,590

The current portions of the asset retirement obligation liabilities of $5,531 and $4,649 at June 30, 2008 and December 31, 2007, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portions of the Company’s asset retirement obligation liabilities of $162,059 and $149,414 at June 30, 2008 and December 31, 2007, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2008 or December 31, 2007. At June 30, 2008, regulatory obligations for asset retirements are secured by surety bonds in the amount of $272,830. These surety bonds are partially collateralized by letters of credit issued by the Company.

(13)	Stockholders’ Equity, Earnings (Loss) Per Share and Common Share Repurchases

Stockholders’ Equity

During the six months ended June 30, 2008, the Company declared and paid cash dividends of $4,530.

During the three and six months ended June 30, 2008, 334,507 and 477,131 options were exercised, respectively.

Earnings (Loss) Per Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding-basic	45,397,449	45,236,870	45,195,592	45,179,704
Dilutive impact of stock options	—	—	921,575	1,220,716
Dilutive impact of restricted stock and restricted stock units	—	—	220,643	82,062

Weighted average shares outstanding-diluted	45,397,449	45,236,870	46,337,810	46,482,482

For financial reporting purposes, in periods of net losses from continuing operations, basic loss per share and dilutive loss per share are the same. The Company reported a net loss for the three months ended June 30, 2008 and 2007 and accordingly excluded 833,089 and 201,739 shares and 1,235,979 and 104,461 shares, respectively, from the computation of diluted loss per share related to outstanding stock options and restricted stock plans.

Common Share Repurchases

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company, up to an aggregate amount of $100,000. During the six months ended

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

June 30, 2008, the Company did not purchase any shares under the Repurchase Program. At June 30, 2008, $52,849 of funds remained under the Repurchase Program. During the six months ended June 30, 2008, the Company issued 110,018 shares of common stock to employees upon vesting of restricted stock units. The Company withheld 38,733 shares of common stock to satisfy the employees’ minimum statutory tax withholding upon vesting.

(14)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers, which is distributed by rail, barge and/or truck. The Company operates only in the United States with operating mines in three of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia; the Powder River Basin, consisting of two surface mines in Wyoming and the Company’s Other segment. Other includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; purchased coal activities; coalbed methane operations; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income (loss) from operations.

Segment results for the three months ended June 30, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$117,184	$157,571	$125,420	$11,762	$411,937
Income (loss) from operations	6,365	12,770	7,460	(17,908)	8,687
Depreciation, depletion and amortization	11,356	21,633	16,737	1,779	51,505
Amortization of coal supply agreements	1,285	(9)	(740)	661	1,197
Capital expenditures	3,541	19,629	7,810	429	31,409
Total assets at June 30, 2008	$513,315	$870,452	$404,927	$149,921	$1,938,615
Segment results for the three months ended June 30, 2007 are as follows:
	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$118,877	$130,335	$112,984	$6,285	$368,481
Income (loss) from operations	20,999	13,839	(2,945)	(29,706)	2,187
Depreciation, depletion and amortization	10,988	19,721	17,574	2,460	50,743
Amortization of coal supply agreements	1,130	(388)	(2,346)	137	(1,467)
Capital expenditures	8,548	17,070	1,756	646	28,020
Total assets at December 31, 2007	$490,343	$862,972	$427,040	$127,809	$1,908,164
Segment results for the six months ended June 30, 2008 are as follows:
	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$245,321	$333,726	$228,110	$17,084	$824,241
Income (loss) from operations	19,120	46,910	4,759	(41,009)	29,780
Depreciation, depletion and amortization	23,112	43,765	33,868	4,025	104,770
Amortization of coal supply agreements	2,424	(85)	(1,807)	790	1,322
Capital expenditures	6,385	48,245	11,224	807	66,661
Acquisition of mineral rights under federal lease	36,108	—	—	—	36,108
Total assets at June 30, 2008	$513,315	$870,452	$404,927	$149,921	$1,938,615

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

Segment results for the six months ended June 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$234,618	$278,330	$229,657	$20,798	$763,403
Income (loss) from operations	41,829	53,949	180	(51,496)	44,462
Depreciation, depletion and amortization	21,615	41,545	34,593	4,074	101,827
Amortization of coal supply agreements	2,002	158	(4,705)	(52)	(2,597)
Capital expenditures	11,139	34,346	16,954	13,640	76,079
Total assets at December 31, 2007	$490,343	$862,972	$427,040	$127,809	$1,908,164

(15)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty income	$2,167	$1,079	$3,492	$1,872
Synfuel fees	—	1,383	—	2,662
Coalbed methane	2,982	1,525	4,730	2,253
Transloading and plant processing fees	352	308	749	492
Gain on disposition of assets	24	2,258	108	2,601
Combined Benefit Fund refund	—	—	—	1,325
Dry Systems Technologies equipment and filter sales	2,031	841	3,679	1,852
Other	(399)	1,294	(243)	4,321

Total other revenue	$7,157	$8,688	$12,515	$17,378

(16)	Commitments and Contingencies

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material.

Commitments

On February 20, 2008, the Company was determined to be the successful bidder on a federal coal lease by the Bureau of Land Management (“BLM”), a unit of the United States Department of the Interior. The bid was accepted as submitted in the amount of $180,540 for an approximate 1,428 acre tract of federal land. The lease became effective on May 1, 2008. This lease is subject to the deferred bonus payment provisions of the Code of Federal Regulations and, as such, the Company remits the bonus payment in five equal installments, the first of which was submitted with the bid as a deposit on the lease in February 2008. The remaining four annual installments of $36,108 are due on the annual anniversary dates of the lease as required by the deferral provisions.

See Note 12 regarding our Asset Retirement Obligations.

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

In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities related to the obligations of its subsidiaries which are not reflected in the accompanying Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees and other off-balance sheet instruments.

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

Letters of Credit

At June 30, 2008, the Company had $168,995 of letters of credit outstanding under its revolving credit facility.

(17)	Employee and Contract Termination Costs and Other

In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time. As a result of the Wabash mine idling, the Company recognized employee termination costs of $5,350 and $1,462, respectively, in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively, during the six months ended June 30, 2007. During the three months ended June 30, 2007, employee termination costs of $5,350 were recognized in accordance with SFAS No. 146 and the Company reduced the estimated cost related to on-going benefit arrangements by $790. Additionally, the Company recorded contract termination costs of $5,171 associated with the idling of the mine. Employee and contract termination costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Wabash mine is included in the Company’s Other segment. See Note 14.

As of June 30, 2008 and December 31, 2007, the Company’s liabilities for employee termination costs were $129 and $214, respectively, and are included in Accrued Expenses and Other Current Liabilities. See Note 7.

(18)	Income Taxes

During the three months ended June 30, 2008, the Internal Revenue Service’s examination of the Company’s federal income tax return for the 2005 tax year was completed with no changes to the tax return. As a result of the closing of this examination, the Company determined that uncertain tax positions related to its 2005 and prior tax years have been effectively settled. The Company does not anticipate any significant changes in its uncertain tax positions within the next twelve months.

For the three months ended June 30, 2008, income taxes were provided at an effective rate of 46% and for the three months ended June 30, 2007, income taxes represented an effective benefit of 63%. The effective rate for the three months ended June 30, 2008 is comprised of two elements: (a) a $752 or 31% benefit based on forecasted annual results for 2008; and (b) a discrete tax expense of $1,867 or 77% primarily related to changes in a valuation allowance estimate for certain state net operating loss carryforwards.

Foundation Coal Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited, dollars in thousands)

For the six months ended June 30, 2008, income taxes were provided at an effective rate of 55% and for the six months ended June 30, 2007, income taxes represented an effective benefit of 5%. The effective rate for the six months ended June 30, 2008 is comprised of two elements: (a) a $423 expense or 7% effective rate based on forecasted annual results for 2008; and (b) a discrete tax expense of $2,959 or 48% primarily related to changes in a valuation allowance estimate for certain state net operating loss carryforwards and adjustments to certain other miscellaneous estimates. Absent the discrete items, the forecasted annual effective rate of 7% for 2008 increased from the 2007 effective benefit of 5% due primarily to the expected impact of excess depletion deduction projections which are anticipated to be different year-over-year. The impact of the permanent differences for excess depletion deductions changes during interim periods as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

(19)	Subsequent Event

In late July 2008, the Company acquired 249,100 shares of its outstanding common stock for a total of $14,995 pursuant to the Repurchase Program, as described in Note 13.

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

Overview

Based on annual production volumes, we are the fourth largest coal producer in the United States, operating eight mining complexes that consist of twelve individual coal mines. Our mining operations are located in southwest Pennsylvania, southern West Virginia and the southern Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining six operations are underground mines that utilize continuous miners. In addition to mining coal, we also purchase coal from other producers and sell it with our own production.

For the three months ended June 30, 2008, we sold 17.0 million tons of coal, including 16.5 million tons that were produced and processed at our operations. For the comparable period in 2007, we sold 18.3 million tons of coal, including 17.8 million tons that were produced and processed at our operations. For the six months ended June 30, 2008, we sold 35.4 million tons of coal, including 34.5 million tons that were produced and processed at our operations. For the comparable period in 2007, we sold 37.1 million tons of coal, including 36.2 million tons that were produced and processed at our operations. As of December 31, 2007, we had approximately 1.6 billion tons of proven and probable coal reserves. On February 20, 2008, we were the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The lease became effective on May 1, 2008. This federal coal lease contains an estimated 255 million tons of minable coal reserves. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with a wide array of coal qualities beyond those available from our own production. We purchased and resold approximately 0.9 million tons of coal during both of the six month periods ended June 30, 2008 and 2007.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 98% and 97% of our coal sales volume for the three month periods ended June 30, 2008 and 2007, respectively, representing approximately 91% of our coal sales revenue in both of the three month periods ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, steam coal sales accounted for approximately 98% and 97% of our coal sales volume, respectively, representing approximately 91% and 90% of our coal sales revenue in the six month periods ended June 30, 2008 and 2007, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 2% and 3% of our coal sales volume for the three month periods ended June 30, 2008 and 2007, respectively, representing approximately 9% of our coal sales revenue in both of the three month periods ended June 30, 2008 and 2007. Metallurgical coal accounted for approximately 2% and 3% of our coal sales volume for the six month periods ended June 30, 2008 and 2007, respectively, representing approximately 9% and 10% of our coal sales revenue in the six month periods ended June, 2008 and 2007, respectively.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Coal sales realization per ton sold represents revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$404,780	$359,793	$44,987	13%
Other revenue	7,157	8,688	(1,531)	(18)%

Total revenues	$411,937	$368,481	$43,456	12%

Tons sold	16,993	18,254	(1,261)	(7)%
Coal sales realization per ton sold	$23.82	$19.71	$4.11	21%

Coal sales revenues for the three months ended June 30, 2008 increased by $45.0 million, or 13% compared to coal sales revenues for the three months ended June 30, 2007. Coal sales realization per ton increased 21% period-over-period, while tons sold decreased by 7% period-over-period. Consolidated coal sales realization per ton for the three months ended June 30, 2008 reflected increased prices per ton sold in three of our operating segments, consisting of a 30% increase in Central Appalachia, a 15% increase in Northern Appalachia and a 9% increase in the Powder River Basin.

Coal sales revenues in Northern Appalachia for the three months ended June 30, 2008 increased by $28.6 million, or 22% compared to coal sales revenues for the three months ended June 30, 2007 due primarily to a combination of higher coal sales volumes from higher tons shipped and higher coal sales realization per ton. Coal sales volumes in Northern Appalachia increased by 0.2 million tons, or 7% period-over-period while coal sales realization per ton increased 15% period-over-period due to increased pricing per ton sold. Coal sales volumes at the Cumberland mine increased 0.3 million tons, or 22% compared to the prior year period and production increased 0.4 million tons, or 25% compared to the prior year period as a result of the prior year period nine day strike by the United Mine Workers of America (“UMWA”) and the prior year period scheduled longwall move, inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move, partially offset by the acceleration of miner vacation days during the three months ended June 30, 2008. Coal sales volumes at the Emerald mine decreased 0.1 million tons, or 7% compared to the prior year period and production decreased 0.1 million tons, or 10% compared to the prior year period. During the three months ended June 30, 2008, coal sales volumes and production at Emerald decreased due to difficult geological conditions and a roof fall incident that slowed longwall advance and production for approximately two weeks. Coal sales volumes and production at Emerald were also negatively impacted by the acceleration of miner vacation days during the three months ended June 30, 2008. The decrease in shipments at Emerald were partially offset by approximately 0.3 million tons of coal purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the three months ended June 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Coal sales revenues in Central Appalachia for the three months ended June 30, 2008 increased $13.3 million, or 12% compared to coal sales revenues for the three months ended June 30, 2007 primarily as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 30% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 0.3 million tons, or 14% in the three months ended June 30, 2008 compared to the prior year period. Coal sales volumes in Central Appalachia decreased at the Kingston, Laurel Creek and Pioneer mines due to lower production. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

Coal sales revenues in the Powder River Basin for the three months ended June 30, 2008 decreased $2.3 million, or 2% compared to coal sales revenues for the three months ended June 30, 2007 as a result of lower coal sales volumes, partially offset by a 9% increase in coal sales realization per ton. Coal sales realization per ton increased 9% period-over-period due to increased pricing per ton sold. Coal sales volumes in the Powder River Basin decreased 1.3 million tons, or 10% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest and heavy rainfall in Wyoming. Production and shipments decreased 20% period-over-period at Eagle Butte while production and shipments at Belle Ayr were substantially unchanged period-over-period.

Revenues from purchased and delivered coal activities by our trading group increased $6.4 million in the three months ended June 30, 2008 compared to the prior year period.

Other revenues for the three months ended June 30, 2008 decreased by $1.5 million (18%) compared to the three months ended June 30, 2007. The decrease was due to: (a) decreased gains on sales of assets ($2.2 million); (b) lower other miscellaneous revenues ($1.7 million); (c) the absence of synfuel revenues due to the expiration of the synfuel tax credit in December, 2007 ($1.4 million); partially offset by (d) increased coalbed methane revenues ($1.5 million); (e) increased revenues from the sale of equipment and filters by Dry Systems Technologies ($1.2 million); and (f) increased royalty revenue ($1.1 million).

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$330,226	$287,839	$42,387	15%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	17,423	16,963	460	3%
Accretion on asset retirement obligations	2,899	2,485	414	17%
Depreciation, depletion and amortization	51,505	50,743	762	2%
Amortization of coal supply agreements	1,197	(1,467)	2,664	182%
Employee and contract termination costs and other	—	9,731	(9,731)	(100)%

Total costs and expenses	$403,250	$366,294	$36,956	10%

Cost of coal sales. Cost of coal sales increased $42.4 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to: (a) higher repair, maintenance and operating supply costs, including diesel fuel ($20.5 million); (b) increased purchased coal costs as a result of increased pricing on coal purchases ($11.0 million); (c) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($7.3 million); (d) increased miscellaneous other expenses ($5.4 million); (e) increases in royalties mainly due to mining a higher proportion of coal subject to federal royalty ($5.1 million); and (f) increased longwall move expenses ($1.6 million); partially offset by (g) decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced in the three months ended June 30, 2008 compared to the prior year period ($7.3 million); and (h) decreased tax-related expenses ($1.2 million). Cost of coal sales per ton was $19.43 for the three months ended June 30, 2008 compared to $15.77 per ton for the three months ended June 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased $0.5 million compared to the three months ended June 30, 2007. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($1.8 million); and (b) higher overhead expenses attributed mainly to an increase in industry association membership fees ($0.3 million); partially offset by (c) lower consulting fees ($1.6 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $0.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to higher depreciation and amortization partially offset by decreased cost depletion. Depreciation and amortization increased by $1.7 million in the three months ended June 30, 2008 compared to the prior year period mainly due to depreciation associated with capital additions to plant and equipment during the twelve months ended June 30, 2008 including the completion of an overland conveyor belt that was placed into service in the third quarter of 2007 at the Powder River Basin. Cost depletion decreased by $0.9 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization increased $2.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to a decrease in the amortization expense credit from below market liability contracts of $2.7 million. Amortization of the liability for below market priced coal supply agreements during the three months ended June 30, 2008 was $1.2 million of credit to expense compared to $3.9 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during both of the three months ended June 30, 2008 and 2007 was $2.4 million of expense. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs and other. In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time. As a result of the Wabash mine idling, the Company recognized employee termination costs of $5.4 million in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) during the three months ended June 30, 2007 and reduced the estimated cost related to on-going benefits by $0.8 million. Additionally, the Company recorded contract termination costs of $5.2 million associated with the idling of the mine. Employee and contract termination costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Coal Price Indices

Source: Argus Media as published in Coal Daily/Coal Weekly

CAPP - Central Appalachia

ILB - Illinois Basin

Pitt 8 - Pittsburgh 8 Seam (Northern Appalachia)

PRB - Powder River Basin

*	of sulfur dioxide (SO2) per MMBtu

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	11,575	12,830	(1,255)	(10)%
Coal sales realization per ton	$10.05	$9.25	$0.80	9%
Total revenues	$117,184	$118,877	$(1,693)	(1)%
Income from operations	$6,365	$20,999	$(14,634)	(70)%

Northern Appalachia
Tons sold	3,450	3,233	217	7%
Coal sales realization per ton	$45.30	$39.51	$5.79	15%
Total revenues	$157,571	$130,335	$27,236	21%
Income from operations	$12,770	$13,839	$(1,069)	(8)%

Central Appalachia
Tons sold	1,849	2,151	(302)	(14)%
Coal sales realization per ton	$67.24	$51.62	$15.62	30%
Total revenues	$125,420	$112,984	$12,436	11%
Income (loss) from operations	$7,460	$(2,945)	$10,405	353%

Powder River Basin—Income from operations decreased $14.6 million period-over-period due to increased operating costs of $12.9 million and decreased revenues of $1.7 million. As explained in the revenue section above, the decrease in revenues resulted from a 10% decrease in tons sold, partially offset by a 9% increase in coal sales realization per ton. Coal sales volumes in the Powder River Basin decreased 1.3 million tons, or 10% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest and heavy rainfall in Wyoming. Production and shipments decreased 20% period-over-period at Eagle Butte while production and shipments at Belle Ayr were substantially unchanged period-over-period. Operating costs increased $12.9 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, reflecting higher period-over-period cost of sales of $12.1 million, an increase in depreciation, depletion and amortization costs of $0.5 million and an increase in other miscellaneous expenses of $0.3 million.

The $12.1 million increase in cost of sales referred to above resulted from an increase in cash production costs ($13.8 million), partially offset by unrealized gains on financial swaps related to diesel fuel ($1.1 million) and decreased miscellaneous other expenses ($0.6 million). The $13.8 million period-over-period increase in cash production costs were primarily in the following areas: (a) supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, explosives, diesel fuel and outside services ($8.7 million); (b) increased royalty costs mainly due to mining a higher amount of coal that is subject to federal royalties ($3.4 million); (c) labor and employee benefits ($2.0 million); and (d) miscellaneous expenses ($1.7 million); partially offset by decreased tax-related expenses ($2.0 million). Cost of coal sales per ton increased 27% period-over-period.

Higher total depreciation, depletion and amortization costs of $0.5 million primarily related to higher depreciation of $0.8 million as a result of higher capital expenditures during the prior twelve months including increased depreciation related to the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007; and a period-over-period $0.1 million increase in amortization of coal supply agreements due to a decrease in the credit to amortization expense from below market liability contracts as shipments on a number of coal supply agreements valued in purchase accounting were completed; partially offset by a $0.4 million decrease in depletion expense related to decreased production period-over-period at the Eagle Butte mine.

Northern Appalachia—Income from operations decreased by $1.1 million period-over-period due to increased operating costs of $28.0 million and increased other miscellaneous costs of $0.3 million, partially offset by increased revenues of $27.2 million. As explained in the revenue section above, the increase in revenues resulted from a 7% period-over-period increase in tons sold and a 15% increase in coal sales realization per ton. Coal sales volumes at the Cumberland mine increased 0.3 million tons, or 22% compared to the prior year period and production increased 0.4 million tons, or 25% compared to the prior year period as a result of the prior year period nine day strike by the UMWA and the prior year period scheduled longwall move, inclusive of receiving an unanticipated regulatory ruling that delayed the restart of longwall production subsequent to the completion of the move, partially offset by the acceleration of miner vacation days during the three months ended June 30, 2008. Coal sales volumes at the Emerald mine decreased 0.1 million tons, or 7% compared to the prior year period and production decreased 0.1 million tons, or 10% compared to the prior year period. During the three months ended June 30, 2008, coal sales volumes and production at Emerald decreased due to difficult geological conditions and a roof fall incident that slowed longwall advance and production for approximately two weeks. Coal sales volumes and production at Emerald were also negatively impacted by the acceleration of miner vacation days during the three months ended June 30, 2008. The decrease in shipments at Emerald were partially offset by approximately 0.3 million tons of coal purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the three months ended June 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Operating costs increased $28.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, reflecting higher period-over-period cost of sales of $25.8 million and higher depreciation, depletion and amortization costs of $2.3 million, partially offset by lower miscellaneous other costs of $0.1 million.

The $25.8 million period-over-period increase in cost of sales referred to above was the result of increased cash production costs ($17.3 million); purchased coal expense for which there was no expense in the comparable period of 2007 ($16.4 million); and increased miscellaneous other costs ($0.4 million); partially offset by decreased inventory charges to expense related to a lower ratio of tons sold vs. tons produced in the three months ended June 30, 2008 compared to the prior year period ($8.3 million). The $17.3 million increase in cash production costs were primarily incurred in the following areas: (a) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, and increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($8.0 million); (b) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases due primarily to the UMWA wage agreement signed in the second quarter of 2007 ($6.1 million); (c) higher longwall move expenses ($1.6 million); and (d) increased miscellaneous expenses ($1.6 million). Cost of coal sales per ton increased by 19% period-over-period.

Higher total depreciation, depletion and amortization costs of $2.3 million related to increased depreciation primarily related to a batch weigh system, longwall shields, face conveyors, other mining equipment and coalbed methane development costs ($2.0 million); and a period-over-period decrease in the credit to expense associated with the amortization of below market liability coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($0.4 million); partially offset by lower depletion expense ($0.1 million).

Central Appalachia—Income (loss) from operations increased by $10.4 million period-over-period due to increased revenues of $12.4 million that were partially offset by increased operating costs of $2.0 million. As explained in the revenue section above, the increase in revenues resulted from a 30% increase in coal sales realization per ton, partially offset by a 14% decrease in tons sold. Coal sales volumes in Central Appalachia decreased at the Kingston, Laurel Creek and Pioneer mines due to lower production. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

The increase in operating costs of $2.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due to an increase in cost of sales ($1.5 million); and higher depreciation, depletion and amortization costs of ($0.8 million); partially offset by decreased miscellaneous other costs ($0.3 million). The $1.5 million increase in cost of sales was a result of increased cash production costs ($10.5 million); a period-over-period increase in inventory charges to expense related to a higher ratio of tons sold vs. tons produced ($1.4 million); and an increase in other miscellaneous costs ($0.2 million); partially offset by a reduction in purchased coal expense ($10.6 million).

The $10.5 million period-over-period increase in cash production costs referred to above was primarily due to increases in the following areas: (a) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utilities, explosives, diesel fuel and outside services ($6.9 million); (b) royalty expenses ($1.6 million); (c) tax-related expenses ($1.0 million); and (d) miscellaneous other expenses ($1.0 million). Cost of coal sales per ton increased approximately 18% period-over-period.

The $0.8 million increase in depreciation, depletion and amortization consisted of a reduced credit to expense for amortization of below market liability coal supply agreements of $1.6 million as shipments on a number of coal supply agreements valued in purchase accounting were completed; partially offset by lower depreciation of $0.4 million and lower reserve depletion of $0.4 million related to decreased production period-over-period at all mines except the Rockspring mine.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; coalbed methane operations; and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended June 30, 2008, the Other segment reported a loss from operations of $17.9 million compared to a loss from operations of $29.7 million in the three months ended June 30, 2007. The decreased period-over-period loss from operations of $11.8 million in 2008 was due primarily to the absence of employee termination costs and other operating costs related to the Wabash mine, which was idled in April, 2007, increased revenues from our coal trading operations and Dry Systems Technologies; partially offset by increased selling, general and administrative costs.

Interest Expense, Net

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(9,250)	$(10,781)	$(1,531)	(14)%
Interest expense-amortization of deferred financing costs	(457)	(462)	(5)	(1)%
Interest expense-surety bond and letter of credit fees	(1,538)	(1,485)	53	4%
Interest expense-other	(121)	(511)	(390)	(76)%

Total interest expense	(11,366)	(13,239)	(1,873)	(14)%
Interest income	248	886	(638)	(72)%

Interest expense, net	$(11,118)	$(12,353)	$(1,235)	(10)%

Interest expense, net for the three months ended June 30, 2008 decreased compared to the three months ended June 30, 2007 due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates and repaying $25.1 million of principal in December, 2007; a decrease in other interest expense related to imputed interest for a deferred financing obligation for longwall shields that was paid in the fourth quarter of 2007; and decreased interest income due to lower interest rates realized on short-term investments in the three months ended June 30, 2008 compared to the prior year period.

Income Tax Expense

	Three Months Ended June 30,		Increase
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Income tax (expense) benefit	$(1,115)	$6,381	$(7,496)	(117)%

For the three months ended June 30, 2008, income taxes were provided at an effective rate of 46% and for the three months ended June 30, 2007, income taxes represented an effective benefit of 63%. The effective rate for the three months ended June 30, 2008 is comprised of two elements: (a) a $0.8 million, or 31% benefit based on forecasted annual results for 2008; and (b) a discrete tax expense of $1.9 million, or 77% primarily related to changes in a valuation allowance estimate for certain state net operating loss carryforwards.

For the three months ended June 30, 2007, the $6.4 million income tax benefit represents a quarterly effective tax benefit of 63% that is based on a projected full-year effective tax benefit of 5%. The projected tax benefit for 2007 related to the impact of permanent differences for excess depletion deductions. The percentage impact of permanent differences changes during interim periods, as the Company reconsiders its forecast of full-year pretax income, based upon its most recent experience.

The effective tax rate for the three months ended June 30, 2008 includes a change in estimate, reducing income tax expense from the effective rate recognized in the first quarter. The change in estimate primarily relates to (a) second quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above) and (b) re-estimation of the valuation allowance needed for projected increases in net deferred tax assets. These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

During the three months ended June 30, 2008, the Internal Revenue Service’s examination of the Company’s federal income tax return for the 2005 tax year was completed with no changes to the tax return. As a result of the closing of this examination, the Company determined that uncertain tax positions related to its 2005 and prior tax years have been effectively settled. The Company does not anticipate any significant changes in its uncertain tax positions within the next twelve months.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Coal sales realization per ton sold represents the revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$811,726	$746,025	$65,701	9%
Other revenue	12,515	17,378	(4,863)	(28)%

Total revenues	$824,241	$763,403	$60,838	8%

Tons sold	35,444	37,058	(1,614)	(4)%
Coal sales realization per ton	$22.90	$20.13	$2.77	14%

Coal sales revenues for the six months ended June 30, 2008 increased by $65.7 million, or 9% compared to coal sales revenues for the six months ended June 30, 2007. Coal sales realization per ton increased 14% period-over-period, while tons sold decreased by 4% period-over-period. Consolidated coal sales realization per ton for the six months ended June 30, 2008 reflected increased prices per ton sold in three of our operating segments, consisting of a 21% increase in Central Appalachia and a 10% increase in the Powder River Basin and Northern Appalachia.

Coal sales revenues in Northern Appalachia for the six months ended June 30, 2008 increased by $57.4 million, or 21% compared to coal sales revenues for the six months ended June 30, 2007 due primarily to a combination of higher coal sales volumes and higher coal sales realization per ton. Coal sales volumes in Northern Appalachia increased by 0.7 million tons, or 10% period-over-period while coal sales realization per ton increased 10% period-over-period due to increased pricing per ton sold. Coal sales volumes at the Cumberland mine increased 0.5 million tons, or 15% compared to the prior year period and production increased 0.5 million tons, or 14% compared to the prior year period as a result of the prior year period nine day strike by the UMWA and the prior year period delayed restart of longwall production subsequent to the completion of a longwall move due to a unanticipated regulatory ruling, partially offset by the acceleration of miner vacation days during the six months ended June 30, 2008. Coal sales volumes at the Emerald mine increased 0.2 million tons, or 5% compared to the prior year period and production decreased 0.4 million tons, or 11% compared to the prior year period. Production at Emerald during the six months ended June 30, 2008 decreased primarily due to difficult geological conditions. Additionally, a roof fall incident slowed longwall advance and production for approximately two weeks during the six months ended June 30, 2008. This lower production was partially offset by the introduction of a second longwall operating in a new district at Emerald in late February, 2008. Coal sales volumes and production at Emerald were also negatively impacted by the acceleration of miner vacation days during the six months ended June 30, 2008. The increase in shipments at Emerald during the six months ended June 30, 2008 was due primarily to 0.6 million tons of coal that was purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the six months ended June 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Coal sales revenues in Central Appalachia for the six months ended June 30, 2008 increased $1.6 million, or 1% compared to coal sales revenues for the six months ended June 30, 2007 primarily as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 21% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 0.7 million tons, or 17% in the six months ended June 30, 2008 compared to the prior year period. Coal sales volumes in Central Appalachia decreased at the Kingston, Laurel Creek and Pioneer mines due to lower production. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

Coal sales revenues in the Powder River Basin for the six months ended June 30, 2008 increased $9.5 million, or 4% compared to coal sales revenues for the six months ended June 30, 2007 as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 10% period-over-period due to increased pricing per ton sold. Coal sales volumes in the Powder River Basin decreased 1.3 million tons, or 5% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest and heavy rainfall in Wyoming in the later months of the quarter ended June 30, 2008. A 15% period-over-period decrease in production and shipments at Eagle Butte was partially offset by a 4% increase in productions and shipments at Belle Ayr.

Coal sales revenues in the Illinois Basin for the six months ended June 30, 2008 were $0 compared to coal sales revenues of $11.8 million for the six months ended June 30, 2007 due to the April 4, 2007 idling of the Wabash mine in southern Illinois.

Revenues from purchased and delivered coal activities by our trading group increased $9.0 million in the six months ended June 30, 2008 compared to the prior year period.

Other revenues for the six months ended June 30, 2008 decreased by $4.9 million (28%) compared to the six months ended June 30, 2007. The decrease was due to: (a) the absence of synfuel revenues due to the expiration of the synfuel tax credit in December, 2007 ($2.7 million); (b) decreased gains on sales of assets ($2.5 million); (c) the absence of a refund from the Combined Benefit Fund received in the first quarter of 2007 ($1.3 million); and (d) lower other miscellaneous revenues ($4.3 million); partially offset by (e) increased royalty revenue ($1.6 million); (f) increased coalbed methane revenues ($2.5 million); and (h) higher revenues from the sale of equipment and filters by Dry Systems Technologies ($1.8 million).

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$645,699	$572,081	$73,618	13%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	37,214	30,790	6,424	21%
Accretion on asset retirement obligations	5,456	4,857	599	12%
Depreciation, depletion and amortization	104,770	101,827	2,943	3%
Amortization of coal supply agreements	1,322	(2,597)	3,919	151%
Employee and contract termination costs	—	11,983	(11,983)	(100)%

Total costs and expenses	$794,461	$718,941	$75,520	11%

Cost of coal sales. Cost of coal sales increased $73.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to: (a) higher repair, maintenance and operating supply costs including diesel fuel ($24.9 million); (b) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($12.9 million); (c) increased purchased coal costs as a result of increased pricing on coal purchases ($12.5 million); (d) increases in royalties primarily due to mining a higher proportion of coal subject to federal royalty ($11.9 million); (e) increased miscellaneous other expenses ($6.6 million); (f) increased inventory charges to expense related to an overall higher ratio of tons sold vs. tons produced in the six months ended June 30, 2008 compared to the prior year period ($5.1 million); (g) increased longwall move expenses ($3.0 million); and (h) increases in outside services ($2.1 million); partially offset by (i) decreased transportation and loading costs ($3.4 million); and (j) decreased tax-related expenses ($2.0 million). Cost of coal sales per ton was $18.22 for the six months ended June 30, 2008 compared to $15.44 per ton for the six months ended June 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 increased $6.4 million compared to the six months ended June 30, 2007. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($6.8 million) which includes approximately $2.5 million in additional stock-based compensation related to modifying the vesting conditions for certain stock-based awards; and (b) higher overhead expenses attributed mainly to an increase in industry association membership fees ($1.5 million); partially offset by (c) lower consulting fees ($1.9 million).

Accretion on asset retirement obligations. Accretion on asset retirement obligations is a result of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time because the initial liability is recorded at present value. Higher accretion expense in 2008 was due to increased asset retirement obligation estimates for the comparable periods.

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $2.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to higher depreciation and amortization partially offset by decreased cost depletion. Depreciation and amortization increased by $5.4 million in the six months ended June 30, 2008 compared to the prior year period mainly due to depreciation associated with capital additions to plant and equipment during the twelve months ended June 30, 2008 including the completion of an overland conveyor belt that was placed into service in the third quarter of 2007 at the Powder River Basin. Cost depletion decreased by $2.5 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization increased $3.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to a decrease in the amortization expense credit from below market liability contracts of $4.9 million, partially offset by a $1.0 million decrease in amortization expense from above market contracts. Amortization of the liability for below market priced coal supply agreements during the six months ended June 30, 2008 was $2.9 million of credit to expense compared to $7.8 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the six months ended June 30, 2008 was $4.3 million of expense compared to $5.3 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs and other. In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time. As a result of the Wabash mine idling, the Company recognized employee termination costs of $5.4 million and $1.4 million in accordance with the provisions of SFAS No.146 and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively, during the six months ended June 30, 2007. Additionally, the Company recorded contract termination costs of $5.2 million associated with the idling of the mine. Employee and contract termination costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except sales realization per ton)
Powder River Basin
Tons sold	24,178	25,467	(1,289)	(5)%
Coal sales realization per ton	$10.07	$9.19	$0.88	10%
Total revenues	$245,321	$234,618	$10,703	5%
Income from operations	$19,120	$41,829	$(22,709)	(54)%

Northern Appalachia
Tons sold	7,522	6,833	689	10%
Coal sales realization per ton	$44.04	$40.09	$3.95	10%
Total revenues	$333,726	$278,330	$55,396	20%
Income from operations	$46,910	$53,949	$(7,039)	(13)%

Central Appalachia
Tons sold	3,599	4,312	(713)	(17)%
Coal sales realization per ton	$62.77	$52.02	$10.75	21%
Total revenues	$228,110	$229,657	$(1,547)	(1)%
Income from operations	$4,759	$180	$4,579	2,544%

Powder River Basin—Income from operations decreased $22.7 million period-over-period due to increased operating costs of $33.4 million partially offset by increased revenues of $10.7 million. As explained in the revenue section above, the increased revenues resulted from a 10% increase in coal sales realization per ton, partially offset by a 5% decrease in coal sales volumes. Coal sales volumes in the Powder River Basin decreased 1.3 million tons, or 5% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest and heavy rainfall in Wyoming in the later months of the quarter ended June 30, 2008. A 15% period-over-period decrease in production and shipments at Eagle Butte was partially offset by a 4% increase in productions and shipments at Belle Ayr. Operating costs increased $33.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting higher period-over-period cost of sales of $30.9 million, an increase in depreciation, depletion and amortization costs of $1.9 million and an increase in other miscellaneous expenses of $0.6 million.

The $30.9 million increase in cost of sales referred to above resulted from an increase in cash production costs ($32.5 million), partially offset by unrealized gains on financial swaps related to diesel fuel ($1.1 million) and decreased miscellaneous other expenses ($0.5 million). The $32.5 million period-over-period increase in cash production costs were primarily in the following areas: (a) supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, explosives, diesel fuel and outside services ($17.1 million); (b) increased royalty costs mainly due to mining a higher amount of coal that is subject to federal royalties ($10.5 million); (c) labor and employee benefits ($4.0 million); (d) increased miscellaneous expenses ($2.4 million); and (e) increased rental expense ($1.1 million); partially offset by lower tax-related expenses ($2.6 million). Cost of coal sales per ton increased 25% period-over-period.

Higher total depreciation, depletion and amortization costs of $1.9 million related primarily to a period-over-period $1.9 million increase in depreciation as a result of higher capital expenditures during the prior twelve months including increased depreciation related to the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007; and increased expense related to the amortization of coal supply agreements due to a decrease in the credit to amortization expense from below market liability contracts as shipments on a number of coal supply agreements valued in purchase accounting were completed ($0.4 million); partially offset by decreased depletion expense related to lower production period-over-period at the Eagle Butte mine ($0.4 million).

Northern Appalachia—Income from operations decreased by $7.0 million period-over-period due to increased operating costs of $62.0 million and increased other miscellaneous costs of $0.4 million, partially offset by increased revenues of $55.4 million. As explained in the revenue section above, the increase in revenues resulted from a 10% period-over-period increase in tons sold and a 10% increase in average sales realization per ton. Coal sales volumes at the Cumberland mine increased 0.5 million tons, or 15% compared to the prior year period and production increased 0.5 million tons, or 14% compared to the prior year period as a result of the prior year period nine day strike by the UMWA and the prior year period delayed restart of longwall production subsequent to the completion of a longwall move due to a unanticipated regulatory ruling, partially offset by the acceleration of miner vacation days during the six months ended June 30, 2008. Coal sales volumes at the Emerald mine increased 0.2 million tons, or 5% compared to the prior year period and production decreased 0.4 million tons, or 11% compared to the prior year period. Production at Emerald during the six months ended June 30, 2008 decreased due to difficult geological conditions. Additionally, a roof fall incident slowed longwall advance and production for approximately two weeks during the six months ended June 30, 2008. This lower production was partially offset by the introduction of a second longwall operating in a new district at Emerald in late February, 2008. Coal sales volumes and production at Emerald were also negatively impacted by the acceleration of miner vacation days during the six months ended June 30, 2008. The increase in shipments at Emerald during the six months ended June 30, 2008 was due primarily to 0.6 million tons of coal that was purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the six months ended June 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Operating costs increased $62.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting higher period-over-period cost of sales of $60.1 million, increases in depreciation, depletion and amortization costs of $2.0 million, partially offset by lower miscellaneous other costs of $0.1 million.

The $60.1 million period-over-period increase in cost of sales referred to above was the result of increased cash production costs ($27.0 million); purchased coal expense for which there was no expense in the comparable period of 2007 ($31.4 million); increased inventory charges to expense related to a higher ratio of tons sold vs. tons produced in the six months ended June 30, 2008 compared to the prior year period ($1.1 million); and increased miscellaneous other costs ($0.6 million). The $27.0 million increase in cash production costs were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the UMWA wage agreement signed in the second quarter of 2007 ($14.3 million); (b) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($9.5 million); (c) higher longwall move expenses ($3.0 million); and (d) increased miscellaneous expenses ($1.7 million); partially offset by (e) lower transportation and loading costs ($1.5 million). Cost of coal sales per ton increased by 21% period-over-period.

Higher total depreciation, depletion and amortization costs of $2.0 million related primarily to: (a) increased depreciation primarily related to a batch weigh system, longwall shields, face conveyors, other mining equipment and coalbed methane development costs ($3.2 million); partially offset by (b) lower depletion expense ($1.0 million); and (c) a period-over-period decrease in expense associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($0.2 million).

Central Appalachia—Income from operations increased by $4.6 million period-over-period due to decreased operating costs of $6.1 million that were partially offset by decreased revenues of $1.5 million. As explained in the revenue section above, the decrease in revenues resulted from a 17% decrease in tons sold partially offset by a 21% increase in coal sales realization per ton. Coal sales volumes in Central Appalachia decreased at the Kingston, Laurel Creek and Pioneer mines due to lower production. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

The decrease in operating costs of $6.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to decreased cost of sales ($8.1 million); and decreased other miscellaneous costs ($0.2 million); partially offset by increased depreciation, depletion and amortization ($2.2 million). The $8.1 million decrease in cost of sales was a result of a reduction in purchased coal expense ($25.7 million); and decreased miscellaneous other expenses ($0.5 million); partially offset by increased cash production costs ($13.7 million); and a period-over-period increase in inventory charges to expense related to a higher ratio of tons sold vs. tons produced ($4.4 million).

The $13.7 million period-over-period increase in cash production costs referred to above was primarily due to increases in the following areas: (a) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utilities, explosives, diesel fuel and outside services ($8.4 million); (b) labor and employee benefits ($3.7 million); (c) royalty expenses ($1.5 million); (d) tax-related expenses ($1.1 million); and (e) miscellaneous other expenses ($0.4 million); partially offset by (f) decreased transportation and loading costs ($1.4 million). Cost of coal sales per ton increased approximately 15% period-over-period.

The $2.2 million increase in depreciation, depletion and amortization consisted of a reduced credit to expense for amortization of coal supply agreements of $2.9 million as shipments on a number of below market liability coal supply agreements valued in purchase accounting were completed; and higher depreciation of $0.3 million related to capital expenditures during the prior twelve months; partially offset by lower reserve depletion of $1.0 million related to decreased production period-over-period at all mines except the Pax and Rockspring mines.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; coalbed methane operations; and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the six months ended June 30, 2008, the Other segment reported a loss from operations of $41.0 million compared to a loss from operations of $51.5 million in the six months ended June 30, 2007. The decreased period-over-period loss from operations of $10.5 million in 2008 was primarily due to the absence of employee termination costs and other operating costs related to the Wabash mine, which was idled in April, 2007, increased revenues from our coal trading operations and Dry Systems Technologies; partially offset by increased selling, general and administrative costs.

Interest Expense, Net

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(19,870)	$(21,564)	$(1,694)	(8)%
Interest expense-amortization of deferred financing costs	(911)	(919)	(8)	(1)%
Interest expense-surety bond and letter of credit fees	(3,175)	(2,777)	398	14%
Interest expense-other	(324)	(999)	(675)	(68)%

Total interest expense	(24,280)	(26,259)	(1,979)	(8)%
Interest income	691	1,518	(827)	(54)%

Interest expense, net	$(23,589)	$(24,741)	$(1,152)	(5)%

Interest expense, net for the six months ended June 30, 2008 decreased compared to the six months ended June 30, 2007 due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates and repaying $25.1 million of principal in December, 2007; a decrease in other interest expense related to imputed interest for a deferred financing obligation for longwall shields that was paid in the fourth quarter of 2007; and decreased interest income due to lower interest rates realized on short-term investments in the six months ended June 30, 2008 compared to the prior year period.

Income Tax Expense

	Six Months Ended June 30,		Increase
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Income tax (expense) benefit	$(3,382)	$1,048	$(4,430)	(423)%

For the six months ended June 30, 2008, income taxes were provided at an effective rate of 55% and for the six months ended June 30, 2007, income taxes represented an effective benefit of 5%. The effective rate for the six months ended June 30, 2008 is comprised of two elements: (a) a $0.4 million expense, or 7% effective rate based on forecasted annual results for 2008; and (b) a discrete tax expense of $3.0 million, or 48% related primarily to changes in a valuation allowance estimate for certain state net operating loss carryforwards and adjustments to other miscellaneous estimates. For the six months ended June 30, 2007, the $1.0 million income tax benefit represents a projected full-year effective benefit of 5%. Absent the discrete items, the forecasted annual effective rate of 7% for 2008 increased from the 2007 effective benefit of 5% due primarily to the expected impact of excess depletion deduction projections which are anticipated to be different year-over-year. The impact of the permanent differences for excess depletion deductions changes during interim periods as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

During the six months ended June 30, 2008, the Internal Revenue Service’s examination of the Company’s federal income tax return for the 2005 tax year was completed with no changes to the tax return. As a result of the closing of this examination, the Company determined that uncertain tax positions related to its 2005 and prior tax years have been effectively settled. The Company does not anticipate any significant changes in its uncertain tax positions within the next twelve months.

Expected Coal Shipments

As of July 3, 2008, uncommitted and unpriced tonnage was 1%, 15%, 51% and 78% of planned shipments in 2008, 2009, 2010 and 2011, respectively.

In 2008 through 2011, the Company expects coal shipments within the following ranges (millions of tons):

	2008	2009	2010	2011
East	21.3 - 22.8	20.5 - 22.0	20.5 - 22.0	20.5 - 22.0
West	51.0 - 52.0	54.0 - 56.0	54.0 - 56.0	54.0 - 56.0
Total consolidated	72.3 - 74.8	74.5 - 78.0	74.5 - 78.0	74.5 - 78.0

Based on its committed and priced planned shipments as of July 3, 2008, the Company estimates its average realization on committed and priced tonnage will be:

	2008	2009	2010	2011
East	$49.57	$57.77	$65.89	$74.73
West	$10.07	$10.34	$10.74	$11.26

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

Our primary uses of cash have been our cash production costs, capital expenditures, interest costs, income tax payments, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have not engaged in financing assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the six months ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$131,781	$135,479
Investing activities	(112,515)	(74,187)
Financing activities-stock option exercise proceeds and excess tax benefit from stock-based awards	8,978	4,884
Financing activities-dividends on common stock	(4,530)	(4,523)
Financing activities-common stock repurchases	(2,073)	(13,267)

Net increase in cash and cash equivalents	$21,641	$48,386

Cash provided by operating activities decreased $3.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a $19.0 million decrease in net income and a $11.6 million decrease in cash flows from working capital changes, partially offset by a $26.9 million increase in non-cash add-backs to net income period- over-period. Working capital changes consist primarily of trade accounts receivable, inventory, prepaid expenses and other current and non-current assets, trade accounts payable, accrued expenses, other current and non-current liabilities.

Cash used in investing activities increased $38.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due primarily to: (a) a $36.1 million lease bonus bid payment related to the successful bid on new federal coal lease located in the Powder River Basin; and (b) $10.1 million in purchases of equity-method investments; partially offset by (c) decreased capital expenditures, net of proceeds from disposals, for property and equipment of $7.9 million. Capital expenditures in the six months ended June 30, 2008 totaled $66.7 million which included $21.7 million for the following projects: (a) the acquisition and rebuild of longwall components at Emerald; and (b) capital expenditures related to our coal gas recovery projects. Capital expenditures in the six months ended June 30, 2007 totaled $76.1 million, including a total of $29.5 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition and rebuild of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide ERP software.

Cash provided by financing activities of $2.4 million during the six months ended June 30, 2008 consisted of (a) $2.1 million for the repurchase of common shares withheld from employees to satisfy employees’ minimum statutory tax withholding upon vesting of restricted stock units; (b) payment of cash dividends of $4.5 million ($0.05 per share paid in March and June, 2008); and (c) cash proceeds from the exercise of nonqualified stock options and excess tax benefits from stock-based awards ($9.0 million). Cash provided by financing activities during the six months ended June 30, 2007 consisted of: (a) cash proceeds from the exercise of nonqualified stock options and excess tax benefits from stock-based awards ($4.9 million); (b) quarterly cash dividends of $4.5 million ($0.05 per share paid in March and June 2007); and (c) $13.3 million related to the repurchase of common shares in accordance with the stock repurchase program initiated by the Company during the third quarter of 2006.

Liquidity and Long-Term Debt

Our primary source of liquidity will continue to be cash from sales of our coal production and to a much lesser extent, sales of purchased coal to customers. We have borrowing availability under the revolving credit portion of our Senior Secured Credit Facility that expires in 2011, subject to certain conditions.

Based on our current levels of operations, we believe that remaining cash on hand, cash flows from operations and available borrowings under the revolving credit portion of our Senior Secured Credit Facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

As of June 30, 2008, we have outstanding $599.8 million in aggregate indebtedness, with an additional $331.0 million of available borrowings under our revolving credit facility after giving effect to $169.0 million of letters of credit outstanding as of June 30, 2008. Debt service and projected capital expenditures represent our most significant liquidity requirements.

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

On February 20, 2008, an affiliate of the Company successfully bid on a new federal coal lease which contains an estimated 255 million tons of minable coal reserves. The lease bonus bid was $180.5 million to be paid in five equal annual installments of $36.1 million. The first installment was paid during the three months ended March 31, 2008. The lease became effective on May 1, 2008.

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. During the six months ended June 30, 2008, the Company did not repurchase any shares pursuant to the Repurchase Program. During the six months ended June 30, 2007, the Company paid $13.3 million to repurchase 433,653 shares of its common stock at an average price of $30.59 per share under the Repurchase Program. At June 30, 2008, there was $52.8 million available for future repurchases under the Repurchase Program. Subsequent to the end of the quarter, in late July 2008, the Company repurchased 249,100 shares of its common stock for $15.0 million.

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

As of June 30, 2008, FCC was in compliance with all required financial covenants of the Senior Secured Credit Facility.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of June 30, 2008:

	2008	2009-2010	2011-2012	After 2012	Total
	(Unaudited, in thousands)
Long-term debt	$—	$50,250	$251,250	$298,285	$599,785
Estimated cash interest on long-term debt	18,459	72,243	49,753	43,251	183,706
Estimated cash payments for asset retirement obligations	4,809	9,023	8,376	235,255	257,463
Unconditional purchase commitments	156,463	41,363	—	—	197,826
Federal coal lease	—	72,216	72,216	—	144,432
Operating leases	3,103	4,802	2,295	4,499	14,699

Total	$182,834	$249,897	$383,890	$581,290	$1,397,911

We expect to use cash flows provided by operating activities to invest in the range of $180.0 million to $190.0 million in capital expenditures during calendar year 2008 of which $120.0 million to $130.0 million is to maintain production and replace mining equipment. The additional $60.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $62.0 million of the 2008 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2008 unconditional purchase commitments consist of $60.4 million for purchased coal in normal quantities for delivery to customers and $34.1 million pertaining to forward contracts to purchase explosives and diesel fuel in normal quantities for use at our mines. Unconditional purchase commitments represent contractual commitments to purchase assets in the future. We expect to contribute between $8.0 million and $12.0 million to our defined benefit retirement plans and to pay approximately $25.1 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2008. We also expect to incur approximately $6.6 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $297.5 million as of June 30, 2008, of which $272.8 million secured reclamation obligations; $15.7 million secured coal lease obligations; $7.1 million secured self-insured workers’ compensation obligations; and $1.9 million secured other miscellaneous obligations. In addition, we had $169.0 million of letters of credit in place for the following purposes: $37.2 million for workers’ compensation, including collateral for workers’ compensation bonds; $8.1 million for UMWA retiree health care obligations; $117.1 million for collateral for reclamation surety bonds; and $6.6 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration in its Annual Energy Outlook—2008 forecasts that coal fired electrical generation will increase by an average annual growth rate of 1.2% through 2015. For the 12 month period ending on June 30 2008, electric power generation from coal has increased 1.5% from the same period in 2007. Strong demand for coal and coal-based electricity generation in the U.S. is being driven by various factors such as the growing economy, increasing population, increasing demand to power residential electronics, public demands for affordable electricity, relatively high prices for the alternative fossil fuels of gas and oil for electricity generation, the inability for renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks for continuing to import large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States.

According to the U.S. Department of Energy, National Energy Technology Laboratory, Tracking New Coal-Fired Power Plants, dated June 30, 2008, there are approximately 16,534 megawatts of new coal fired electrical generation under construction in the United States. There is an additional 1,962 megawatts near construction and 8,415 megawatts of new coal fired electrical generating capacity permitted and expected to be constructed. This new capacity will increase the annual coal consumption for electrical generation by an estimated ninety million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Approximately 37,400 megawatts of additional coal fired electrical generation has been announced and is in the early stages of permitting and development.

During 2008 coal exports from the United States increased significantly in response to strong worldwide demand for coal. The largest increases in international coal demand are from the rapidly growing and industrializing economies of China and India. Due partly to weather-related and infrastructure constraints in Australia and reduced exports from South Africa and other coal exporting countries, the seaborne coal trade has struggled to keep up with these increases in demand. Seaborne coal shipments traditionally destined for Europe have been diverted to Asia creating opportunities to increase exports from the United States. Coal export volumes increased nearly 20% in 2007 compared to 2006. Export volumes for 2008 are forecast to increase by an estimated 45% to levels last seen over a decade ago. The surge in demand for exports, combined with a weak US dollar, recent weather-related coal production outages in Queensland, Australia and South Africa as well as the harshest Chinese winter in the last fifty years, has increased prompt prices for metallurgical and thermal coals produced in the Eastern United States by an estimated 300% and 200%, respectively, since 2007. The actual and anticipated increases in coal exports have also tightened fundamentals in the domestic steam and metallurgical coal markets leading to higher prices in all regions.

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

Based on weekly production reporting through June 30, 2008 from the Energy Information Administration, year-to-date Appalachian production has risen over the comparable period of 2007 by approximately 0.7% as high prices have encouraged increased output. Through June 30, 2008, year-to-date Western coal production has increased approximately 0.8% from the comparable period of the prior year. Judicial decisions in Central Appalachia with respect to permits to construct valley fills at surface mines are likely to slow the process of obtaining surface mining permits in that region with resultant uncertainties for producers. Strong demand from domestic coal fired electric power plants and increased exports combined with sluggish production increases and uncertainties, particularly in Central Appalachia, has led to forecasts of declines in stockpiles at coal fired electric generating plants over the next year. For reasons described above, spot market prices for Central Appalachian and Northern Appalachian coals increased by roughly 220% and 150%, respectively, for the month of June, 2008, compared to the same month one year earlier. Spot market prices for the month of June for Powder River Basin coal are up approximately 20% from the previous year. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U.S. steam coal production is extremely strong in relation to historical pricing levels. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained strong in response to increased worldwide demand for steel and production and transportation constraints in exporting metallurgical coal from Australia.

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

Price Risk

We manage our price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of July 3, 2008, we had sales commitments for approximately 99% of our planned 2008 shipments. As of July 3, 2008, uncommitted and unpriced tonnage was 1%, 15% and 51% and 78% of planned shipments in 2008, 2009, 2010 and 2011, respectively.

We also have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use financial derivative contracts from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements.

Notional amounts outstanding under explosives-related swap contracts, scheduled to expire in 2008, were 270,000 mmbtu of natural gas. We expect to use approximately 24,900 tons of explosives in the remainder of 2008. Through our hedging contracts, we have fixed prices for approximately 60% of our remaining expected explosive needs for 2008.

Notional amounts outstanding under explosives-related swap contracts, scheduled to expire in 2009, were 180,000 mmbtu of natural gas. We expect to use approximately 39,100 tons of explosives in 2009. Through our hedging contracts, we have fixed prices for approximately 26% of our expected explosive needs for 2009.

Notional amounts outstanding under diesel fuel-related swap contracts, scheduled to expire in 2008, were 6,000 barrels of crude oil. We expect to use approximately 9,700,000 gallons of diesel fuel in the remainder of 2008. Through our derivative swap contracts and physical forward contracts, we have fixed prices for approximately 89% of our expected diesel fuel needs for 2008.

Notional amounts outstanding under diesel fuel-related swap contracts, scheduled to expire in 2009, were 203,000 barrels of crude oil. We expect to use approximately 19,300,000 gallons of diesel fuel in 2009. Through our derivative swap contracts and physical forward contracts, we have fixed prices for approximately 36% of our expected diesel fuel needs for 2009.

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

The interest rate on the outstanding principal of our Senior Secured Credit Facility was 5.07% as of June 30, 2008. A hypothetical 1% increase in interest rates would have increased our interest expense approximately $1.5 million for the six months ended June 30, 2008.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to (a) ensure that information required to be disclosed by us in reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) ensure that information required to be disclosed by us in reports filed or submitted under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 17, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In the Environmental and Other Regulatory Matters section and the Risk Factors section of our Annual Report Form 10K filed for the year ending December 31, 2007 we discuss the Clean Air Interstate Rule (“CAIR”) issued by the EPA in 2005. After the passage of CAIR, different entities and organizations challenged the rule on various bases. The U.S. Court of Appeals for the D.C. Circuit (State of North Carolina, et al. v. EPA, No. 05-1244) on July 11, 2008 issued its decision in litigation challenging CAIR. The decision vacates CAIR and the CAIR federal implementation plan in their entirety. The decision remands CAIR to EPA to promulgate a rule that complies with the court’s opinion. The court ruled against EPA on several of the core aspects of the rule, including: CAIR’s use of unrestricted interstate trading; the 2015 compliance deadline for Phase 2 of CAIR; the use of Title IV allowances at a heightened surrender ratio for compliance with the SO2 part of CAIR; and EPA’s determination of the SO2 and NOx emission budgets. The court also struck down emission allowance trading in CAIR, holding that unrestricted trading might result in no emission reductions in an upwind state, thereby preventing EPA from fulfilling its responsibility under the Clean Air Act to prohibit sources in one state from contributing to non-attainment in another state. This ruling may significantly impact EPA’s potential future ability to address interstate pollution transport with a cap-and-trade system. The court also rejected an EPA “fairness” argument and ruled that it was inappropriate for EPA to divide a region wide NOx budget among the states, and essentially remove each state’s responsibility to eliminate its own significant contribution to downwind pollution. As a result of the decision, the NOx State Implementation Plan Call trading program (terminated only as part of the CAIR rulemaking), will continue in the absence of CAIR. As such, downwind states retain the right under the Clean Air Act to petition for immediate relief from unlawful interstate pollution.

EPA may petition for a rehearing or elect to appeal this decision to the United States Supreme Court, may commence the process of developing new regulations to accomplish some or all of the objectives under CAIR, or may pursue both paths. Congress may proceed to pass legislation to accomplish some or all of the objectives of the CAIR which was struck down. Individual states covered by CAIR may proceed to develop their own regulations in this area which may differ, and therefore may be more difficult to implement and operate within. The decision may affect the price of allowances purchased and sold related to emissions of SO2 and NOx, and this in turn may increase or decrease the demand for certain coals. If the prices for allowances change, this may affect the penalties imposed or premiums paid under the contracts through which we sell our coal. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations or cash flows.

There have been no other material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2007, filed February 29, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchase of equity securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2008 through June 30, 2008	38,733	$53.51	—	$—

(1)	These are shares that were purchased by the Company from employees to satisfy statutory minimum tax withholdings related to vested stock-based awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 22, 2008, Foundation held its annual meeting of stockholders and five proposals were considered. Four such proposals were approved by the stockholders and one such proposal was rejected by the stockholders.

The first proposal was to elect eight nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

Nominee:	For:	Withheld
James F. Roberts	41,923,492	345,362
William J. Crowley, Jr.	42,135,270	133,584
David I. Foley	42,157,282	111,572
P. Michael Giftos	42,157,382	111,472
Alex T. Krueger	39,846,029	2,422,825
Joel Richards, III	42,157,382	111,472
Robert C. Scharp	42,139,475	129,379
Thomas V. Shockley, III	42,003,069	265,785

The second proposal was to ratify the approval of Ernst & Young LLP as Foundation’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008.

Shares of Common Stock: FOR: 42,205,314 AGAINST: 67,841 ABSTAINED: 1,599

The third proposal was to approve the Amended and Restated 2004 Stock Incentive Plan.

Shares of Common Stock: FOR: 41,112,269 AGAINST: 1,150,560 ABSTAINED: 11,925

The fourth proposal was to approve the 2008 Annual Incentive Performance Plan.

Shares of Common Stock: FOR: 41,415,789 AGAINST: 843,758 ABSTAINED: 15,207

The fifth proposal regarding climate change was submitted by a stockholder.

Shares of Common Stock: FOR: 6,700,755 AGAINST: 23,175,398 ABSTAINED: 8,768,304

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	FOUNDATION COAL HOLDINGS, INC.
(Registrant)

Name	Title

/s/ JAMES F. ROBERTS James F. Roberts	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ FRANK J. WOOD Frank J. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of the Company, previously filed as an exhibit to the Company’s Form 10-Q on August 9, 2006, and incorporated by reference.

3.2	Amended and Restated By-laws of the Company, previously filed as an exhibit to the Company’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1	Form of certificate of the Company’s common stock, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto, previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among the Company, Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to the Company’s Form 8-K on February 23, 2006 and incorporated by reference.

4.3	Senior Notes Indenture, dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.3.1	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining, LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, previously filed as an exhibit to the Company’s Form 10-Q on November 14, 2005 and incorporated by reference.

4.3.2	Supplemental Indenture dated as of October 5, 2007, among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, filed as an exhibit to the Company’s 10-Q on November 9, 2007 and incorporated by reference..

10.1	Federal Coal Lease WYW 155132: Eagle Butte Mine, previously filed as an exhibit to the Company’s Form 10-Q on May 9, 2008 and incorporated by reference.

10.2	The Company’s Amended and Restated 2004 Stock Incentive Plan, as amended and restated March 8, 2008, previously filed as an exhibit to the Company’s Form 8-K on May 29, 2008 and incorporated by reference.

10.3	The Company’s 2008 Annual Incentive Performance Plan, dated as of March 8, 2008, previously filed as an exhibit to the Company’s Form 8-K on May 29, 2008 and incorporated by reference.

31.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.