Form 10-Q
period 2009-06-30
Alpha Natural Resources, Inc.
filed 2009-08-07
CIK 1301063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-32331

ALPHA NATURAL RESOURCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1638663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Alpha Place, P.O. Box 2345 Abingdon, Virginia	24212
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (276) 619-4410

Foundation Coal Holdings, Inc.

999 Corporate Boulevard, Suite 300

Linthicum Heights, Maryland 21090

(Former name, former address and former fiscal year, if changed since last report)

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

Act).    Yes  ☐    No  ☒

There were 44,697,795 shares of common stock outstanding on July 30, 2009.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Alpha Natural Resources, Inc. (formerly Foundation Coal Holdings, Inc.) and its consolidated subsidiaries.

ITEM 1.	FINANCIAL STATEMENTS.

Alpha Natural Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash	$30,896	$42,326
Trade accounts receivable	114,073	135,354
Inventories, net	93,595	56,508
Deferred income taxes	29,255	29,302
Prepaid expenses	25,943	28,517
Other current assets	5,620	5,676

Total current assets	299,382	297,683
Owned surface lands	55,103	51,802
Plant, equipment and mine development costs, net	698,716	685,609
Owned and leased mineral rights, net	892,007	888,514
Coal supply agreements, net	5,122	6,910
Other noncurrent assets	37,511	37,590

Total assets	$1,987,841	$1,968,108

LIABILITIES

Current liabilities:
Current portion of long-term debt	$33,500	$16,750
Trade accounts payable	43,272	52,595
Accrued expenses and other current liabilities	170,876	202,752

Total current liabilities	247,648	272,097
Long-term debt	566,285	583,035
Deferred income taxes	5,056	-
Coal supply agreements, net	2,627	4,268
Postretirement benefits	543,553	533,166
Other noncurrent liabilities	363,749	351,181

Total liabilities	1,728,918	1,743,747

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; 100.0 million shares authorized, 47.2 million shares issued and 44.7 million shares outstanding at June 30, 2009; 47.0 million shares issued and 44.5 million shares outstanding at December 31, 2008	472	470
Additional paid-in capital	319,186	316,567
Retained earnings	111,065	89,329
Accumulated other comprehensive loss	(81,784)	(93,378)
Treasury stock, at cost: 2.5 million shares at June 30, 2009; 2.5 million shares at December 31, 2008	(90,016)	(88,627)

Total stockholders’ equity	258,923	224,361

Total liabilities and stockholders’ equity	$1,987,841	$1,968,108

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Natural Resources, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, dollars in thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Revenues:
Coal sales	$398,999	$404,780
Other revenue	5,661	7,157

Total revenues	404,660	411,937
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	279,452	330,226
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	21,249	17,423
Accretion on asset retirement obligations	2,949	2,899
Depreciation, depletion and amortization	52,114	51,505
Amortization of coal supply agreements	172	1,197

Income from operations	48,724	8,687
Other income (expense):
Interest expense	(9,046)	(11,366)
Interest income	18	248

Income (loss) before income tax expense and equity in losses of affiliates	39,696	(2,431)
Income tax expense	(8,841)	(1,115)
Equity in losses of affiliates	(199)	(881)

Net income (loss)	30,656	(4,427)
Other comprehensive income (loss):
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $1,201 in 2009 and tax benefit of $19 in 2008	4,157	(29)
Unrealized gain on financial swaps, net of tax expense of $451 in 2009 and $328 in 2008	1,807	493
Reclassification of unrealized loss on financial swaps, net of tax expense of $1,067 into cost of coal sales	4,266	-

Comprehensive income (loss)	$40,886	$(3,963)

Basic earnings (loss) per common share	$0.69	$(0.10)
Diluted earnings (loss) per common share	$0.67	$(0.10)
Weighted-average shares-basic	44,675,617	45,397,449
Weighted-average shares-diluted	45,480,914	45,397,449
Dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Natural Resources, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited, dollars in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
Revenues:
Coal sales	$794,323	$811,726
Other revenue	15,506	12,515

Total revenues	809,829	824,241
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	612,020	645,699
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	38,705	37,214
Accretion on asset retirement obligations	5,906	5,456
Depreciation, depletion and amortization	101,631	104,770
Amortization of coal supply agreements	147	1,322

Income from operations	51,420	29,780
Other income (expense):
Interest expense	(18,196)	(24,280)
Interest income	165	691

Income before income tax expense and equity in losses of affiliates	33,389	6,191
Income tax expense	(6,738)	(3,382)
Equity in losses of affiliates	(448)	(1,066)

Net income	26,203	1,743
Other comprehensive income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax expense of $801 in 2009 and $39 in 2008	2,901	584
Unrealized (loss) gain on financial swaps, net of tax benefit of $122 in 2009 and tax expense of $711 in 2008	(486)	1,070
Reclassification of unrealized loss on financial swaps, net of tax expense of $2,295 into cost of coal sales	9,179	-

Comprehensive income	$37,797	$3,397

Basic earnings per common share	$0.59	$0.04
Diluted earnings per common share	$0.58	$0.04
Weighted-average shares-basic	44,629,105	45,195,592
Weighted-average shares-diluted	45,389,552	46,337,810
Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Natural Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$26,203	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on asset retirement obligations	5,906	5,456
Depreciation, depletion and amortization	101,778	106,092
Amortization of deferred financing costs	937	911
Gain on sale of assets	(131)	(112)
Non-cash stock compensation	4,062	8,062
Excess tax benefit from stock-based awards	-	(5,542)
Deferred income taxes	629	146
Asset retirement obligation payments	(1,362)	(582)
Equity in losses of affiliates	448	1,066
Unrealized mark-to-market gain on derivative instruments	(6,116)	-
Other	208	227
Changes in operating assets and liabilities:
Trade accounts receivable	21,281	(8,913)
Inventories, net	(36,955)	1,789
Prepaid expenses and other current assets	3,387	13,403
Other noncurrent assets	(5)	(168)
Trade accounts payable	(9,323)	7,561
Accrued expenses and other current liabilities	(5,936)	(10,417)
Noncurrent liabilities	19,350	11,059

Net cash provided by operating activities	124,361	131,781

Investing activities:
Purchases of plant, equipment and mine development costs	(93,953)	(66,661)
Acquisition of mineral rights under federal lease	(36,108)	(36,108)
Purchases of equity-method investments	-	(10,070)
Proceeds from disposition of plant and equipment	125	324

Net cash used in investing activities	(129,936)	(112,515)

Financing activities:
Payment of cash dividends	(4,467)	(4,530)
Proceeds from issuance of common stock	-	3,436
Excess tax benefit from stock-based awards	-	5,542
Proceeds from revolving credit facility	10,000	-
Principal repayment of revolving credit facility	(10,000)	-
Other	(1,388)	(2,073)

Net cash (used in) provided by financing activities	(5,855)	2,375

Net (decrease) increase in cash and cash equivalents	(11,430)	21,641
Cash and cash equivalents at beginning of period	42,326	50,071

Cash and cash equivalents at end of period	$30,896	$71,712

Supplemental cash flow information:
Cash paid for interest	$15,102	$20,867
Cash paid for income taxes, net of refunds	$9,004	$7,861

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Alpha Natural Resources, Inc. and Subsidiaries (formerly Foundation Coal Holdings, Inc. and herein referred to as the “Company”) are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements reflect the financial position as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 of Foundation Coal Holdings, Inc. prior to the merger with Alpha Natural Resources, Inc., more fully described in Note 20. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of Foundation Coal Holdings, Inc. included in its Annual Report on Form 10-K for the twelve months ended December 31, 2008, filed March 2, 2009.

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

The operating results for the three and six months ended June 30, 2009 may not necessarily be indicative of the results to be expected in any other quarter or for the twelve months ended December 31, 2009.

(2)	Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). This Statement replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This Statement establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation will have no impact on the Company’s consolidated financial statements. The standard requires new disclosures in the Company’s notes to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This Statement sets forth the period after the balance sheet date during which management evaluates events or transactions that may occur for potential recognition or disclosure in the financial statements. The Statement also describes the circumstances under which an entity recognizes events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity makes about events or transactions that occur after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The implementation had no material impact on the Company’s consolidated financial statements. The standard requires disclosure in the Company’s notes to the consolidated financial statements. See Note 20 for required disclosures.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted these standards on April 1, 2009. The implementation had no impact on the Company’s consolidated financial

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

statements. The standards require additional disclosure in the Company’s notes to the consolidated financial statements. See Note 17 for the required disclosures.

In December 2008, the FASB issued FSP No. 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS No. 132(R)-1”). This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, and concentrations of credit risk and fair value measurements of plan assets. FSP No. FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. The implementation of this standard will have no impact on the amounts recorded in the Company’s consolidated financial statements. The Company will include the additional disclosures in the notes to the Company’s consolidated financial statements for the year ending December 31, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). This standard amends and expands the disclosure requirements of SFAS No. 133 and establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 on January 1, 2009. The implementation did not have an impact on the amounts recorded in the Company’s consolidated financial statements. The standard required additional disclosures in the notes to the Company’s consolidated financial statements. See Note 19 for SFAS No. 161 information and disclosures.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) changes the accounting after the acquisition date for reductions in valuation allowances established in purchase price allocation related to an acquired entity’s deferred assets; including those relating to acquisitions prior to the adoption of SFAS No. 141(R). Effective from the date of adoption of SFAS No. 141(R), the effects of reductions in valuation allowances established in purchase accounting that are outside of the measurement period are reported as adjustments to income tax expense. The Company adopted the provisions of SFAS No. 141(R) on January 1, 2009. The implementation did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as required or permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or at least once a year, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 and the Company had no required fair value measurements for non-financial assets and liabilities in the second quarter of 2009 and no required additional disclosures upon adoption.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs are either observable or unobservable and refer broadly to the assumptions that are used in pricing assets or liabilities.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2009. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3
Derivative instruments	—	$11,969	—

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

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective upon issuance, including interim periods for which financial statements have not been issued. The Company adopted FSP No. 157-3 upon issuance.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. 157-4 on April 1, 2009 and the implementation of this standard did not have an impact on the Company’s consolidated financial statements.

(3)	Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Saleable coal	$56,053	$21,013
Raw coal	6,947	4,839
Materials and supplies	38,956	38,764

	101,956	64,616
Less materials and supplies reserve for obsolescence	(8,361)	(8,108)

	$93,595	$56,508

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2009	December 31, 2008
Prepaid royalties	$1,315	$1,551
Prepaid longwall move expenses	9,924	6,487
Prepaid SO2 emission allowances	-	544
Prepaid taxes	9,204	9,071
Prepaid insurance	2,724	9,291
Other	2,776	1,573

	$25,943	$28,517

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	June 30, 2009	December 31, 2008
Owned and leased mineral rights
Owned and leased mineral rights	$1,327,434	$1,291,326
Less accumulated depletion	(435,427)	(402,812)

	$892,007	$888,514

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$1,082,780	$1,030,016
Mine development costs	89,291	70,922
Internal use software	38,358	38,082
Coalbed methane equipment and development costs	31,926	23,520

	1,242,355	1,162,540

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(506,804)	(448,819)
Mine development costs	(11,291)	(8,179)
Internal use software	(16,783)	(14,164)
Coalbed methane equipment and development costs	(8,761)	(5,769)

	(543,639)	(476,931)

	$698,716	$685,609

In the first quarter of 2008 an indirect wholly owned subsidiary of the Company, was the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The Company’s lease bonus bid was $180,540, payable in five equal annual installments of $36,108. The Company made the first two payments of $36,108 during the first quarter of 2008 and the second quarter of 2009. These payments were both capitalized as a component of Owned and leased mineral rights, net in the Consolidated Balance Sheets. Subsequent payments will be capitalized when paid. The lease became effective on May 1, 2008, and the three remaining annual installments will be paid on the anniversary dates of the lease. This federal coal lease contains an estimated 224.0 million tons of proven and probable coal reserves.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	June 30, 2009	December 31, 2008
Unamortized deferred financing costs	$7,251	$8,188
Advance mining royalties	1,927	1,848
Equity-method investments	8,775	9,232
Deferred income taxes, net	16,325	16,307
Derivative swap agreements (1)	1,359	-
Other	1,874	2,015

	$37,511	$37,590

(1)	See Note 19.

During the three months ended March 31, 2008, the Company acquired a 49% interest in the common stock of Target Drilling Inc. (“Target”), a privately-held contract drilling company, for $9,246. The Company has the ability to exercise significant influence over, but not control the operating activities of Target, and accordingly uses the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company records its proportionate share of earnings or losses of Target in its Consolidated Statements of Operations and Comprehensive (Loss) Income under the caption Equity in losses of affiliates. The Company adjusts the carrying amount of its investment in Target for its share of earnings or losses of Target accordingly.

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Wages and employee benefits	$33,235	$40,850
Postretirement benefits other than pension	24,440	24,429
Interest	9,011	9,011
Royalties	7,265	7,635
Taxes, other than income taxes	41,605	39,256
Asset retirement obligations(1)	4,126	5,595
Workers’ compensation	9,040	8,930
Accrued capital expenditures	9,354	18,893
Accrued derivatives(2)	14,020	28,877
Other	18,780	19,276

	$170,876	$202,752

(1)	See Note 12.
(2)	See Note 19.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	June 30, 2009	December 31, 2008
Postemployment benefits	$4,869	$4,931
Pension benefits	120,498	115,990
Workers’ compensation	24,294	23,396
Black lung reserves	22,101	20,806
Contract settlement accrual	2,441	4,555
Asset retirement obligations(1)	172,899	165,779
Deferred production tax	12,220	11,393
Deferred credits and other	4,427	4,331

	$363,749	$351,181

(1)	See Note 12.

(9)	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2009	December 31, 2008
Defined benefit pension, postretirement and other Company sponsored plans	$(75,196)	$(78,097)
Unrealized losses on cash flow hedges	(6,588)	(15,281)

Total	$(81,784)	$(93,378)

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$1,908	$1,822	$3,858	$3,397
Interest cost	3,623	3,611	7,228	6,729
Expected return on plan assets	(2,428)	(3,298)	(4,878)	(6,631)
Amortization of:
Prior service cost	43	(2)	86	(5)
Actuarial losses	1,712	194	3,414	232

Net expense	$4,858	$2,327	$9,708	$3,722

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$1,576	$2,018	$3,831	$3,943
Interest cost	7,566	7,407	16,024	15,932

Net expense	$9,142	$9,425	$19,855	$19,875

The Company’s postretirement medical and life insurance plans are unfunded.

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$281	$249	$561	$542
Interest cost	421	519	843	872
Expected return on plan assets	(55)	(108)	(109)	(215)
Amortization of actuarial losses	158	301	315	315

Net expense	$805	$961	$1,610	$1,514

(11)	Stock-Based Compensation

On July 30, 2004, the Company’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan, which was amended and restated effective on May 22, 2009 upon shareholder approval, permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The awards under the Plan may be granted at a fair value or exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. On July 31, 2009, the Company’s Board of Directors adopted the Alpha Natural Resources, Inc. (formerly Foundation Coal Holdings, Inc.) amended and restated 2004 Stock Incentive Plan.

At June 30, 2009, the Company had three types of stock-based awards outstanding: restricted stock units, restricted stock and options. Total compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the three months ended June 30, 2009 was $936, consisting of $726, $202 and $8 for restricted stock units, restricted stock and options, respectively. Total compensation expense related to stock-based awards recognized in Cost of coal sales for the three months ended June 30, 2009 was $377 for restricted stock units. Compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the three months ended June 30, 2008 was $1,479, consisting of $1,270, $143 and $66 for restricted stock units, restricted stock and options, respectively. Compensation expense related to stock-based awards recognized in Cost of coal sales for the three months ended June 30, 2008 was $449 for restricted stock units. Total compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2009 was $3,131, consisting of $2,383, $731 and $17 for restricted stock units, restricted stock and options, respectively. Total compensation expense related to stock-based awards recognized in Cost of coal sales for the six months ended June 30, 2009 was $931 for restricted stock units. Compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the six months ended June 30, 2008 was $6,370, consisting of $3,402, $287 and $2,681 for restricted stock units, restricted stock and options, respectively. Compensation expense related to stock-based awards recognized in Cost of coal sales for the six months ended June 30, 2008 was $1,692 for restricted stock units.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

During the first quarter of 2008, the Company modified the vesting conditions for certain of its outstanding stock-based awards. As a result, the Company remeasured the affected stock-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, and recognized additional compensation expense of approximately $2,372 and $172 in Selling, general and administrative expenses and Cost of coal sales, respectively, during the six months ended June 30, 2008.

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

The following table describes all changes to the Company’s asset retirement obligation liability from December 31, 2008 through June 30, 2009:

Asset retirement obligations, December 31, 2008	$171,374
Accretion expense	5,906
Revisions in estimated cash flows and liabilities incurred	1,107
Liabilities settled	(1,362)

Asset retirement obligations, June 30, 2009	$177,025

The current portions of the asset retirement obligation liabilities of $4,126 and $5,595 at June 30, 2009 and December 31, 2008, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portions of the Company’s asset retirement obligation liabilities of $172,899 and $165,779 at June 30, 2009 and December 31, 2008, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2009 or December 31, 2008. At June 30, 2009, regulatory obligations, such as reclamation obligations, for asset retirements are secured by surety bonds in the amount of $289,181. These surety bonds are partially collateralized by letters of credit issued by the Company.

(13)	Stockholders’ Equity, Earnings (Loss) Per Common Share and Common Share Repurchases

Stockholders’ Equity

During the six months ended June 30, 2009, the Company declared and paid cash dividends of $4,467.

Earnings (Loss) Per Common Share

The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings (loss) per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-basic	44,675,617	45,397,449	44,629,105	45,195,592
Dilutive impact of stock options	553,564	-	503,106	921,575
Dilutive impact of restricted stock plans	251,733	-	257,341	220,643

Weighted average common shares outstanding-diluted	45,480,914	45,397,449	45,389,552	46,337,810

In the six months ended June 30, 2009, 11,495 restricted stock units that could have potentially diluted basic earnings per common share were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Common Share Repurchases

In July 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time, as determined by authorized officers of the Company. In September 2008, the Board of Directors authorized a $100,000 increase to the Repurchase Program, up to an aggregate amount of $200,000. Repurchases of common shares in a cumulative amount over $100,000 are subject to a maximum leverage ratio test of pro-forma net debt to adjusted EBITDA of less than 2.25 to 1.00 under the Senior Secured Credit Facility. During the six months ended June 30, 2009, the Company did not purchase any shares under the Repurchase Program. At June 30, 2009, $113,587 of funds remained under the Repurchase Program. During the six months ended June 30, 2009, the Company issued 227,450 shares of common stock to employees upon vesting of restricted stock units. The Company repurchased 85,480 common shares withheld from employees to satisfy the employees’ minimum statutory tax withholdings upon vesting.

(14)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers, which is distributed by rail, barge and/or truck. The Company operates only in the United States with mines in three of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia; the Powder River Basin, consisting of two surface mines in Wyoming; and the Company’s Other segment. On January 30, 2009, three of the six underground mines and an associated preparation plant in Central Appalachia were idled. Other includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues from royalties and sales of coalbed methane; coal trade activities; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income (loss) from operations.

Segment results for the three months ended June 30, 2009 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues(1)	$129,630	$179,682	$83,333	$12,015	$404,660
Income (loss) from operations	5,255	59,896	3,620	(20,047)	48,724
Equity in earnings (losses) of affiliates	9	(208)	-	-	(199)
Depreciation, depletion and amortization	11,565	26,245	12,778	1,526	52,114
Amortization of coal supply agreements	405	-	(280)	47	172
Capital expenditures	5,479	27,935	5,661	20	39,095
Acquisition of mineral rights under federal lease	36,108	-	-	-	36,108
Equity-method investments at June 30, 2009	1,025	7,750			8,775
Total assets at June 30, 2009	$528,651	$941,241	$383,088	$134,861	$1,987,841

(1)

For the three months ended June 30, 2009, total revenues included revenues related to coal shipped to customers outside of the U.S. of $14,800, $16,698 and $5,006 for the Northern Appalachia, Central Appalachia and Other segments, respectively. All contracts are denominated in U.S. dollars.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Segment results for the three months ended June 30, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues(1)	$117,184	$157,571	$125,420	$11,762	$411,937
Income (loss) from operations	6,365	12,770	7,460	(17,908)	8,687
Equity in losses of affiliate	-	(881)	-	-	(881)
Depreciation, depletion and amortization	11,356	21,633	16,737	1,779	51,505
Amortization of coal supply agreements	1,285	(9)	(740)	661	1,197
Capital expenditures	3,541	19,629	7,810	429	31,409
Equity-method investments at December 31, 2008	1,021	8,211	-	-	9,232
Total assets at December 31, 2008	$495,332	$919,360	$394,823	$158,593	$1,968,108

(1)

For the three months ended June 30, 2008, total revenues included revenues related to coal shipped to customers outside of the U.S. of $16,260, $16,003 and $5,004 for the Northern Appalachia, Central Appalachia and Other segments, respectively. All contracts are denominated in U.S. dollars.

Segment results for the six months ended June 30, 2009 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues(1)	$270,394	$322,305	$193,611	$23,519	$809,829
Income (loss) from operations	17,000	66,077	7,677	(39,334)	51,420
Equity in earnings (losses) of affiliates	13	(461)	-	-	(448)
Depreciation, depletion and amortization	23,424	48,866	26,287	3,054	101,631
Amortization of coal supply agreements	796	-	(767)	118	147
Capital expenditures	17,005	63,714	12,930	304	93,953
Acquisition of mineral rights under federal lease	36,108	-	-	-	36,108
Equity-method investments at June 30, 2009	1,025	7,750			8,775
Total assets at June 30, 2009	$528,651	$941,241	$383,088	$134,861	$1,987,841

(1)

For the six months ended June 30, 2009, total revenues included revenues related to coal shipped to customers outside of the U.S. of $19,123, $22,358 and $5,006 for the Northern Appalachia, Central Appalachia and Other segments, respectively. All contracts are denominated in U.S. dollars.

Segment results for the six months ended June 30, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues(1)	$245,321	$333,726	$228,110	$17,084	$824,241
Income (loss) from operations	19,120	46,910	4,759	(41,009)	29,780
Equity in losses of affiliate	-	(1,066)	-	-	(1,066)
Depreciation, depletion and amortization	23,112	43,765	33,868	4,025	104,770
Amortization of coal supply agreements	2,424	(85)	(1,807)	790	1,322
Capital expenditures	6,385	48,245	11,224	807	66,661
Acquisition of mineral rights under federal lease	36,108	-	-	-	36,108
Equity-method investments at December 31, 2008	1,021	8,211	-	-	9,232
Total assets at December 31, 2008	$495,332	$919,360	$394,823	$158,593	$1,968,108

(1)

For the six months ended June 30, 2008, total revenues included revenues related to coal shipped to customers outside of the U.S. of $31,995, $26,188 and $5,004 for the Northern Appalachia, Central Appalachia and Other segments, respectively. All contracts are denominated in U.S. dollars.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

(15)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royalty income	$2,045	$2,167	$4,910	$3,492
Coalbed methane	1,189	2,982	2,737	4,730
Dry Systems Technologies equipment and filter sales	1,961	2,031	4,101	3,679
Other	466	(23)	3,758	614

Total other revenue	$5,661	$7,157	$15,506	$12,515

(16)	Commitments and Contingencies

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material.

Commitments

On February 20, 2008, the Company was determined to be the successful bidder on a federal coal lease by the Bureau of Land Management, a unit of the United States Department of the Interior. The bid was accepted as submitted in the amount of $180,540 for an approximate 1,428 acre tract of federal land. The lease became effective on May 1, 2008. This lease is subject to the deferred bonus payment provisions of the Code of Federal Regulations and, as such, the Company remits the bonus payment in five equal installments, the first of which was submitted with the bid as a deposit on the lease in February 2008 and the second was submitted in May 2009. The remaining three annual installments of $36,108 each are due on the anniversary dates of the lease.

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

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Letters of Credit

At June 30, 2009, the Company had $177,033 of letters of credit outstanding under its revolving credit facility. Of this amount, $118,563 is being used to partially collateralize the surety bonds securing the Company’s regulatory obligations for asset retirements. See Note 12.

(17)	Fair Value of Financial Instruments

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

The estimated fair values of financial instruments are as follows at:

	June 30, 2009		December 31, 2008
	Carrying Values	Fair Values	Carrying Values	Fair Values
Long-term debt	$599,785	$590,568	$599,785	$551,098

(18)	Income Taxes

For the three months ended June 30, 2009, the income tax expense of $8,841 represents an effective rate of 22% on pre-tax income of $39,696, compared to an income tax expense of $1,115, or an effective rate of 46% on a pre-tax loss of $2,431 for the three months ended June 30, 2008. The effective rate for the three months ended June 30, 2009 is based on forecasted annual results for 2009.

For the six months ended June 30, 2009, the income tax expense of $6,738 represents an effective rate of 20% on pre-tax income of $33,389, compared to an income tax expense of $3,382, or an effective rate of 55% on pre-tax income of $6,191 for the six months ended June 30, 2008. The effective rate for the six months ended June 30, 2009 is comprised of two elements: (a) a $7,280 expense or 22% effective rate based on forecasted annual income results for 2009; offset by (b) a discrete tax benefit of $542 or 2% primarily related to state bonus depreciation estimates and adjustments related to prior year tax return amendments. Absent the discrete items, the forecasted annual effective rate of 22% for 2009 increased from the 2008 effective rate of 7% due primarily to the expected impact of permanent differences for the excess depletion deduction and a change in the estimated impact of valuation allowances required between years on AMT credits due to the forecasted earnings increase between 2008 and 2009. Changes to the effective rate during interim periods occur as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

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

For derivative instruments that do not meet the qualifications to be designated as cash flow hedges, changes in fair value are recorded in current period earnings or losses. For derivative instruments that meet the qualifications and have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in Accumulated other comprehensive income (loss) and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring. For derivative instruments that have been designated as fair value hedges, changes in the fair value of the derivative instrument and changes in the fair value of the related hedged asset or liability or unrecognized firm commitment are recorded in current period earnings or losses.

Forward Contracts

The Company manages price risk for coal sales through the use of long-term coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts under SFAS No. 133 to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by SFAS No. 133. The majority of the Company’s forward contracts do qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that qualify as derivatives and do not qualify for the NPNS exception are accounted for at fair value. Those contracts that qualify as derivatives have not been designated as cash flow hedges and accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosive expenses represented approximately 8% of total cash costs for the six months ended June 30, 2009 and 2008. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of our swap agreements allows the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to 61%, 58% and 6% of anticipated diesel fuel usage for the remainder of 2009 and for calendar years 2010 and 2011, respectively. The average fixed price per swap for diesel fuel hedges is $3.08 per gallon, $1.88 per gallon and $1.97 per gallon for calendar years 2009, 2010 and 2011, respectively. As of June 30, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 72% and 45% of anticipated explosive usage for the remainder of 2009 and for calendar year 2010, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008. The following table presents the fair values and location within the Consolidated Balance Sheets of the Company’s derivative instruments:

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

	Asset Derivatives (1)
Derivatives not designated as cash flow hedging instruments:	June 30, 2009	December 31, 2008

Commodity swaps	$2,295	$-
	Liability Derivatives (2)
Derivatives designated as cash flow hedging instruments:	June 30, 2009	December 31, 2008

Commodity swaps	$12,342	$23,828

Derivatives not designated as cash flow hedging instruments:

Commodity swaps	$-	$1,150
Forward contracts	1,808	3,899
Coal options	114	-

Total	$1,922	$5,049

Total liability derivatives	$14,264	$28,877

Total derivatives	$11,969	$28,877

(1)	Amounts included in Other current assets and Other noncurrent assets. See Note 6.
(2)	Amounts included in Accrued expenses and other current liabilities, and Other noncurrent liabilities. See Note 7 and Note 8.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

The following table presents the gains and losses from derivative instruments for the six months ended June 30, 2009 and 2008 and their location within the Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments:	Gain (loss) reclassified from Accumulated other comprehensive loss into Net income (1)		Loss recorded in Net income related to derivative in effectiveness(1)		Gain (loss) recorded in Accumulated other other comprehensive income
	2009	2008	2009	2008	2009	2008

Commodity swaps	$(9,179)	$264	$(38)	$-	$(486)	$1,070

Total	$(9,179)	$264	$(38)	$-	$(486)	$1,070

Derivatives not designated as cash flow hedging instruments:	Gain recorded in Net income for derivatives not designated as cash flow hedging instruments
	2009	2008

Commodity swaps (1)	$3,445	$1,062
Forward contracts (2)	2,091	-
Coal options (2)	618	-

	$6,154	$1,062

(1)	Amounts included in Cost of coal sales.
(2)	Amounts included in Other revenue.

Unrealized losses recorded in Accumulated other comprehensive loss are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying diesel fuel and explosives that are being hedged. During the next twelve months, the Company expects to reclassify approximately $5,375, net of tax, for diesel fuel hedges and approximately $1,394, net of tax, for explosive hedges. The following table summarizes the changes to Accumulated other comprehensive income related to hedging activities during the six months ended June 30, 2009:

Balance December 31, 2008	Net amounts reclassified to earnings	Net change associated with current period hedging transactions	Balance June 30, 2009
$(15,281)	$9,179	$(486)	$(6,588)

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

(20)	Subsequent Events

Merger with Alpha Natural Resources, Inc.

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) merged (the “Merger”) with and into Foundation Coal Holdings, Inc. (“Foundation”), with Foundation continuing as the surviving corporation under the name Alpha Natural Resources, Inc. We refer to the surviving corporation as “New Alpha.”

As of the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, and other outstanding equity-based awards other than any shares owned by Old Alpha, were converted into the right to receive 1.0840 shares of common stock, par value $0.01, of New Alpha, and each issued and outstanding share of common stock, par value $0.01, of Old Alpha, other than any shares owned by Foundation, automatically became one share of common stock of New Alpha. Immediately after the Effective Time, Old Alpha’s stockholders owned approximately 59% of New Alpha common stock and Foundation’s stockholders owned approximately 41% of New Alpha common stock.

The Merger will be accounted for as a business combination under SFAS 141(R). For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements will become the financial statements of New Alpha and New Alpha’s future periodic filings will reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. For the three and six month periods ended June 30, 2009, Foundation incurred merger-related costs of approximately $4,800, which are included in Selling, general, and administrative expenses.

Also at the Effective Time, the Board of Directors of New Alpha was comprised of ten members, six of which were members of Old Alpha’s board and four were members of the Foundation board. The headquarters of New Alpha is in Abingdon, Virginia.

7.25% Senior Notes Due August 1, 2014

On July 30, 2004, Foundation’s subsidiary, Foundation PA Coal Company, LLC (“Foundation PA”), issued $300,000 aggregate principal amount of 7.25% Notes that mature on August 1, 2014 (the “2014 Notes”). As of June 30, 2009 $298,285 remained outstanding. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On August 1, 2009, in connection with the Merger, Foundation PA, New Alpha and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, New Alpha assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into New Alpha.

Credit Agreement

On July 31, 2009, following the Merger and upon satisfaction of the requisite conditions, an amendment dated as of May 22, 2009 (“Amendment No. 1”) to the Senior Secured Credit Facility (“Credit Agreement”), dated as of July 30, 2004, became effective. Under the Credit Agreement, Foundation had a $500,000 revolving credit line and a $335,000 term loan with $301,500 outstanding as of June 30, 2009. Repayment of outstanding indebtedness owed under the credit facility includes quarterly amortization of the term loan beginning in the third quarter of 2009 with both the term loan and revolving credit line maturing July 7, 2011. Pursuant to Amendment No. 1, New Alpha and certain of its subsidiaries became obligated as guarantors under the Credit Agreement. Amendment No. 1 also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios. Upon Amendment No. 1 becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the Credit Agreement were increased from $100,000 to $200,000 of which $150,000 was utilized to increase the revolving credit line to $650,000.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Asset Exchange

On July 16, 2009, the Company completed an asset exchange with various subsidiaries of Massey Energy Company. In the transaction which was designed to optimize the reserve bases of both companies, the Company created a contiguous reserve in the Harts Creek/Atenville area through the acquisition of approximately 19 million tons of coal, increasing the total coal reserve block to more than 120 million tons. In exchange, the Company conveyed to Massey approximately 23 million tons of coal reserves and the operating assets of the Laurel Creek Mining Complex in Central Appalachia, including a coal processing plant, a permitted impoundment, permitted surface reserves, three idled underground mines, and related mining equipment.

The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

(21)	Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, the Company’s indirect wholly owned subsidiary, Foundation PA Coal Company, LLC (the “Issuer” or “Non-Guarantor Subsidiary”), issued $300,000 aggregate principal amount of 7.25% Notes that mature on August 1, 2014. In accordance with the indenture governing the 2014 Notes, the Guarantor Subsidiaries are each of the direct and indirect wholly owned subsidiaries of FCC, other than the Issuer. The Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis. See Note 20 for developments relating to the Merger.

Presented below are condensed consolidating financial statements as of June 30, 2009 and for the three and six month periods then ended based on the guarantor structure that was in place at that time. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the Notes.

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2009

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Assets
Current assets:
Cash	$30,822	$-	$74	$-	$30,896	$-	$30,896
Trade accounts receivable	-	-	114,073	-	114,073	-	114,073
Inventories, net	-	-	93,595	-	93,595	-	93,595
Deferred income taxes	13,280	898	15,077	-	29,255	-	29,255
Prepaid expenses	7,442	883	17,229	-	25,554	389	25,943
Other current assets	762	905	3,953	-	5,620	-	5,620

Total current assets	52,306	2,686	244,001	-	298,993	389	299,382
Owned surface lands	-	-	55,103	-	55,103	-	55,103
Plant, equipment and mine development costs, net	21,557	-	677,159	-	698,716	-	698,716
Owned and leased mineral rights, net	-	-	892,007	-	892,007	-	892,007
Coal supply agreements, net	(367)	-	5,489	-	5,122	-	5,122
Other noncurrent assets	710,273	1,159,461	956,872	(2,789,095)	37,511	-	37,511

Total assets	$783,769	$1,162,147	$2,830,631	$(2,789,095)	$1,987,452	$389	$1,987,841

Liabilities
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500	$-	$33,500
Trade accounts payable	1,505	-	41,735	-	43,240	32	43,272
Accrued expenses and other current liabilities	4,062	9,216	155,966	-	169,244	1,632	170,876

Total current liabilities	5,567	42,716	197,701	-	245,984	1,664	247,648
Long-term debt	-	566,285	-	-	566,285	-	566,285
Deferred income taxes	(155,584)	687	160,590	-	5,693	(637)	5,056
Coal supply agreements, net	-	-	2,627	-	2,627	-	2,627
Postretirement benefits	28,971	-	514,582	-	543,553	-	543,553
Other noncurrent liabilities	645,254	287,978	727,630	(1,297,113)	363,749	-	363,749

Total liabilities	524,208	897,666	1,603,130	(1,297,113)	1,727,891	1,027	1,728,918
Stockholder Equity
Stockholder equity	259,561	264,481	1,227,501	(1,491,982)	259,561	(638)	258,923

Total liabilities and stockholder equity	$783,769	$1,162,147	$2,830,631	$(2,789,095)	$1,987,452	$389	$1,987,841

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Assets
Current assets:
Cash	$42,254	$-	$72	$-	$42,326	$-	$42,326
Trade accounts receivable	-	-	135,354	-	135,354	-	135,354
Inventories, net	-	-	56,508	-	56,508	-	56,508
Deferred income taxes	13,280	946	15,076	-	29,302	-	29,302
Prepaid expenses	6,729	735	20,676	-	28,140	377	28,517
Other current assets	804	905	3,967	-	5,676	-	5,676

Total current assets	63,067	2,586	231,653	-	297,306	377	297,683
Owned surface lands	-	-	51,802	-	51,802	-	51,802
Plant, equipment and mine development costs, net	23,994	-	661,615	-	685,609	-	685,609
Owned and leased mineral rights, net	-	-	888,514	-	888,514	-	888,514
Coal supply agreements, net	(505)	-	7,415	-	6,910	-	6,910
Other noncurrent assets	617,513	1,088,469	909,841	(2,578,233)	37,590	-	37,590

Total assets	$704,069	$1,091,055	$2,750,840	$(2,578,233)	$1,967,731	$377	$1,968,108

Liabilities
Current liabilities:
Current portion of long-term debt	$-	$16,750	$-	$-	$16,750	$-	$16,750
Trade accounts payable	2,545	-	50,041	-	52,586	9	52,595
Accrued expenses and other current liabilities	6,863	9,221	187,221	-	203,305	(553)	202,752

Total current liabilities	9,408	25,971	237,262	-	272,641	(544)	272,097
Long-term debt	-	583,035	-	-	583,035	-	583,035
Deferred income taxes	(161,108)	687	160,590	-	169	(169)	-
Coal supply agreements, net	-	-	4,268	-	4,268	-	4,268
Postretirement benefits	1,191	-	531,975	-	533,166	-	533,166
Other noncurrent liabilities	631,307	251,702	706,554	(1,238,382)	351,181	-	351,181

Total liabilities	480,798	861,395	1,640,649	(1,238,382)	1,744,460	(713)	1,743,747
Stockholder Equity
Stockholder equity	223,271	229,660	1,110,191	(1,339,851)	223,271	1,090	224,361

Total liabilities and stockholder equity	$704,069	$1,091,055	$2,750,840	$(2,578,233)	$1,967,731	$377	$1,968,108

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Total revenues	$-	$-	$404,660	$-	$404,660	$-	$404,660
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	245	279,207	-	279,452	-	279,452
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	9,333	-	6,643	-	15,976	5,273	21,249
Accretion on asset retirement obligations	-	-	2,949	-	2,949	-	2,949
Depreciation, depletion and amortization	1,223	-	50,891	-	52,114	-	52,114
Amortization of coal supply agreements	(69)	-	241	-	172	-	172

(Loss) income from operations	(10,487)	(245)	64,729	-	53,997	(5,273)	48,724
Other income (expense):						-
Interest expense	(2,297)	(6,542)	(207)	-	(9,046)	-	(9,046)
Interest income	1	-	17	-	18	-	18

(Loss) income before income tax expense, equity in (losses) earnings of affiliates and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(12,783)	(6,787)	64,539	-	44,969	(5,273)	39,696
Income tax expense	(9,180)	(16)	(571)	-	(9,767)	926	(8,841)
Equity in (losses) earnings of affiliates	-	(208)	9	-	(199)	-	(199)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	56,966	56,040	-	(113,006)	-	-	-

Net income	$35,003	$49,029	$63,977	$(113,006)	$35,003	$(4,347)	$30,656

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Total revenues	$212	$-	$411,725	$-	$411,937	$-	$411,937
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	624	329,602	-	330,226	-	330,226
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	11,139	-	5,793	-	16,932	491	17,423
Accretion on asset retirement obligations	-	-	2,899	-	2,899	-	2,899
Depreciation, depletion and amortization	1,399	-	50,106	-	51,505	-	51,505
Amortization of coal supply agreements	(85)	-	1,282	-	1,197	-	1,197

(Loss) income from operations	(12,241)	(624)	22,043	-	9,178	(491)	8,687
Other income (expense):						-
Interest expense	(4,314)	(6,851)	(201)	-	(11,366)	-	(11,366)
Interest income	222	-	26	-	248	-	248

(Loss) income before income tax (expense) benefit, equity in losses of affiliate and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(16,333)	(7,475)	21,868	-	(1,940)	(491)	(2,431)
Income tax (expense) benefit	(2,634)	553	932	-	(1,149)	34	(1,115)
Equity in losses of affiliate	-	(881)	-		(881)	-	(881)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	14,997	12,817	-	(27,814)	-	-	-

Net (loss) income	$(3,970)	$5,014	$22,800	$(27,814)	$(3,970)	$(457)	$(4,427)

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Total revenues	$-	$-	$809,829	$-	$809,829	$-	$809,829
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	461	611,559	-	612,020	-	612,020
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	19,148	-	13,448	-	32,596	6,109	38,705
Accretion on asset retirement obligations	-	-	5,906	-	5,906	-	5,906
Depreciation, depletion and amortization	2,438	-	99,193	-	101,631	-	101,631
Amortization of coal supply agreements	(138)	-	285	-	147	-	147

(Loss) income from operations	(21,448)	(461)	79,438	-	57,529	(6,109)	51,420
Other income (expense):						-
Interest expense	(4,524)	(13,010)	(662)	-	(18,196)	-	(18,196)
Interest income	23	-	142	-	165	-	165

(Loss) income before income tax expense, equity in (losses) earnings of affiliates and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(25,949)	(13,471)	78,918	-	39,498	(6,109)	33,389
Income tax expense	(7,336)	(24)	(479)	-	(7,839)	1,101	(6,738)
Equity in (losses) earnings of affiliates	-	(461)	13	-	(448)	-	(448)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	64,496	59,354	-	(123,850)	-	-	-

Net income	$31,211	$45,398	$78,452	$(123,850)	$31,211	$(5,008)	$26,203

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	Eliminations	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Total revenues	$10	$-	$824,231	$-	$824,241	$-	$824,241
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	864	644,835	-	645,699	-	645,699
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	24,373	-	11,898	-	36,271	943	37,214
Accretion on asset retirement obligations	-	-	5,456	-	5,456	-	5,456
Depreciation, depletion and amortization	2,822	-	101,948	-	104,770	-	104,770
Amortization of coal supply agreements	(169)	-	1,491	-	1,322	-	1,322

(Loss) income from operations	(27,016)	(864)	58,603	-	30,723	(943)	29,780
Other income (expense):						-
Interest expense	(11,077)	(12,923)	(280)	-	(24,280)	-	(24,280)
Interest income	639	-	52	-	691	-	691

(Loss) income before income tax (expense) benefit, equity in losses of affiliate and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(37,454)	(13,787)	58,375	-	7,134	(943)	6,191
Income tax (expense) benefit	(4,590)	525	562	-	(3,503)	121	(3,382)
Equity in losses of affiliate	-	(1,066)	-		(1,066)	-	(1,066)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	44,609	45,309	-	(89,918)	-	-	-

Net income	$2,565	$30,981	$58,937	$(89,918)	$2,565	$(822)	$1,743

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Cash Flow

Six Months Ended June 30, 2009

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Net cash (used in) provided by operating activities	$(3,027)	$-	$129,938	$126,911	$(2,550)	$124,361

Investing activities:
Purchases of property, plant, equipment and mine development costs	-	-	(93,953)	(93,953)	-	(93,953)
Acquisition of mineral rights under federal lease	-	-	(36,108)	(36,108)	-	(36,108)
Proceeds from disposition of property, plant and equipment	-	-	125	125	-	125

Net cash used in investing activities	-	-	(129,936)	(129,936)	-	(129,936)

Financing activities:
Payment of cash dividends	-	-	-	-	(4,467)	(4,467)
Payment of cash dividends to Foundation Coal Holdings, Inc.	(4,467)	-	-	(4,467)	4,467	-
Proceeds from revolving credit facility	-	10,000	-	10,000	-	10,000
Principal repayment of revolving credit facility	-	(10,000)	-	(10,000)	-	(10,000)
Return of capital to Foundation Coal Holdings, Inc.	(3,938)	-	-	(3,938)	3,938	-
Other	-	-	-	-	(1,388)	(1,388)

Net cash used in financing activities	(8,405)	-	-	(8,405)	2,550	(5,855)

Net (decrease) increase in cash	(11,432)	-	2	(11,430)	-	(11,430)
Cash at beginning of period	42,254	-	72	42,326	-	42,326

Cash at end of period	$30,822	$-	$74	$30,896	$-	$30,896

Alpha Natural Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Cash Flow

Six Months Ended June 30, 2008

	Guarantor FCC	Issuer Subsidiary	Guarantor Subsidiaries	FCC Consolidated	Other Non- Guarantor Entities	Total Consolidated
Net cash provided by operating activities	$29,797	$-	$102,638	$132,435	$(654)	$131,781

Investing activities:
Purchases of property, plant, equipment and mine development costs	(630)	-	(66,031)	(66,661)	-	(66,661)
Acquisition of mineral rights under federal lease	-	-	(36,108)	(36,108)	-	(36,108)
Purchases of equity-method investments	-	(9,246)	(824)	(10,070)		(10,070)
Proceeds from disposition of property, plant and equipment	-	-	324	324	-	324

Net cash used in investing activities	(630)	(9,246)	(102,639)	(112,515)	-	(112,515)

Financing activities:
Payment of cash dividends	-	-	-	-	(4,530)	(4,530)
Payment of cash dividends to Foundation Coal Holdings, Inc.	(4,530)	-	-	(4,530)	4,530	-
Proceeds from issuance of common stock	-	-	-	-	3,436	3,436
Capital contributions from Foundation Coal Holdings, Inc.	3,436	-	-	3,436	(3,436)	-
Excess tax benefit from stock-based awards	5,542	-	-	5,542	-	5,542
Return of capital to Foundation Coal Holdings, Inc.	(2,728)	-	-	(2,728)	2,728	-
Capital contributions to Issuer subsidiary	(9,246)	-	-	(9,246)	9,246	-
Capital contributions from Guarantor	-	9,246	-	9,246	(9,246)	-
Other	-	-	-	-	(2,073)	(2,073)

Net cash (used in) provided by financing activities	(7,526)	9,246	-	1,720	655	2,375

Net increase (decrease) in cash and cash equivalents	21,641	-	(1)	21,640	1	21,641
Cash and cash equivalents at beginning of period	49,993	-	71	50,064	7	50,071

Cash and cash equivalents at end of period	$71,634	$-	$70	$71,704	$8	$71,712

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On May 11, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) executed an agreement and plan of merger (the “Merger Agreement”) pursuant to which Alpha was to be merged (the “Merger”) with and into Foundation, with Foundation continuing as the surviving corporation of the Merger under the name Alpha Natural Resources, Inc. (“New Alpha”). On July 31, 2009, the Merger was completed.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Foundation,” “the Company,” “we,” “us” and “our” or similar terms are to Foundation Coal Holdings, Inc. and its consolidated subsidiaries prior to the Merger with Old Alpha.

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;
•	future economic or capital market conditions;
•	weather conditions or catastrophic weather-related damage;
•	our ability to produce coal at existing and planned future operations;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	our plans and objectives for future operations and expansion or consolidation;
•	our relationships with, and other conditions affecting, our customers;
•	timing of reductions or increases in customer coal inventories;
•	long-term coal supply arrangements;
•	risks in coal mining;
•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;
•	competition;
•	railroad, barge, trucking and other transportation performance and costs;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	employee workforce;
•	regulatory and court decisions;
•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;
•	changes in postretirement benefit and pension obligations;
•	our liquidity, results of operations and financial condition;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;
•	other factors, including the other factors discussed in Part I, Item 1A, “Risk Factors,” of this report and of our annual report on Form 10-K for the year ended December 31, 2008.

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

Merger Between the Company and Alpha Natural Resources, Inc.

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) merged (the “Merger”) with and into Foundation Coal Holdings, Inc. (“Foundation”), with Foundation continuing as the surviving corporation under the name Alpha Natural Resources, Inc. We refer to the surviving corporation as “New Alpha.”

As of the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, and other outstanding equity-based awards other than any shares owned by Old Alpha, were converted into the right to receive 1.0840 shares of common stock, par value $0.01, of New Alpha, and each issued and outstanding share of common stock, par value $0.01, of Old Alpha, other than any shares owned by Foundation, automatically became one share of common stock of New Alpha. Immediately after the Effective Time, Old Alpha’s stockholders owned approximately 59% of New Alpha common stock and Foundation’s stockholders owned approximately 41% of New Alpha common stock.

The Merger will be accounted for as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements will become the financial statements of New Alpha and New Alpha’s future periodic filings will reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. The results of operations contained in this ITEM 2 are the results of operations for Foundation prior to the merger with Old Alpha.

Also at the Effective Time, the Board of Directors of New Alpha was comprised of ten members, six of which were members of Old Alpha’s board and four were members of the Foundation board. The headquarters of New Alpha is in Abingdon, Virginia.

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

For the three months ended June 30, 2009, we sold 16.4 million tons of coal, including 16.2 million tons that were produced and processed at our operations. For the comparable period in 2008, we sold 17.0 million tons of coal, including 16.5 million tons that were produced and processed at our operations. For the six months ended June 30, 2009, we sold 33.6 million tons of coal, including 33.0 million tons that were produced and processed at our operations. For the comparable period in 2008, we sold 35.4 million tons of coal, including 34.5 million tons that were produced and processed at our operations. As of December 31, 2008, we had approximately 1.7 billion tons of proven and probable coal reserves.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 99% and 98% of our coal sales volume for the three month periods ended June 30, 2009 and 2008, respectively, representing approximately 95% and 91% of our coal sales revenue for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, steam coal sales accounted for approximately 99% and 98% of our coal sales volume, respectively, representing approximately 95% and 91% or our coal sales revenue in the six month periods ended June 30, 2009 and 2008, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 1% and 2% of our coal sales volume for the three month periods ended June 30, 2009 and 2008, respectively, representing approximately 5% and 9% of our coal sales revenue for the three month periods ended June 30, 2009 and 2008, respectively. Metallurgical coal accounted for approximately 1% and 2% of our coal sales volume for the six month periods ended June 30, 2009 and 2008, respectively, representing approximately 5% and 9% of our coal sales revenue in the six month periods ended June 30, 2009 and 2008, respectively.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Coal sales realization per ton sold represents revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$398,999	$404,780	$(5,781)	(1)%
Other revenue	5,661	7,157	(1,496)	(21)%

Total revenues	$404,660	$411,937	$(7,277)	(2)%

Tons sold	16,440	16,993	(553)	(3)%
Coal sales realization per ton sold	$24.27	$23.82	$0.45	2%

Coal sales revenues for the three months ended June 30, 2009 decreased by $5.8 million, or 1% compared to coal sales revenues for the three months ended June 30, 2008. Coal sales realization per ton increased 2% period-over-period, while tons sold decreased by 3% period-over-period. Consolidated coal sales realization per ton for the three months ended June 30, 2009 reflected increased prices per ton sold in three of our operating segments, consisting of a 19% increase in Central Appalachia, a 18% increase in Northern Appalachia and a 7% increase in the Powder River Basin.

Coal sales revenues in Central Appalachia for the three months ended June 30, 2009 decreased $37.7 million, or 30% compared to coal sales revenues for the three months ended June 30, 2008, primarily as a result of lower coal sales volumes, partially offset by higher coal sales realization per ton. Coal sales realization per ton increased 19% period-over-period as a result of increased pricing per ton sold. Coal sales volumes decreased 0.8 million tons, or 42%, and production decreased 0.6 million tons, or 35%, in the three months ended June 30, 2009 compared to the prior year period.

Coal sales revenues in Northern Appalachia for the three months ended June 30, 2009 increased by $20.9 million, or 13% compared to coal sales revenues for the three months ended June 30, 2008, primarily due to higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales volumes in Northern Appalachia decreased by 0.1 million tons, or 4% period-over-period, while coal sales realization per ton increased 18% period-over-period due to increased pricing per ton sold. Coal sales volumes at the Emerald mine decreased 0.3 million tons, or 19% compared to the prior year period, and production increased 0.5 million tons, or 40% compared to the prior year period. Coal sales volumes at the Cumberland mine increased 0.2 million tons, or 8% compared to the prior year period, and production increased 0.2 million tons, or 11% compared to the prior year.

Coal sales revenues in the Powder River Basin for the three months ended June 30, 2009 increased $12.5 million, or 11%, compared to coal sales revenues for the three months ended June 30, 2008, as a result of higher coal sales volumes and higher coal sales realization per ton. Coal sales realization per ton increased 7% period-over-period as a result of increased pricing per ton sold. Coal sales volumes increased 0.4 million tons, or 4%, in the three months ended June 30, 2009 compared to the prior year period. Production and shipments increased 7% and 1% period-over-period at the Eagle Butte and Belle Ayr mines, respectively.

Coal sales revenues from our coal trading group decreased $1.6 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of lower coal sales volumes that resulted in physical delivery.

Other revenues for the three months ended June 30, 2009 decreased by $1.5 million (21%) compared to the three months ended June 30, 2008. The decrease was due to: (a) decreased coalbed methane revenues ($1.8 million); (b) decreased royalty revenue ($0.1 million); and (c) decreased revenues from the sale of equipment by Dry Systems Technologies ($0.1 million); partially offset by (d) higher other miscellaneous revenues ($0.5 million).

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$279,452	$330,226	$(50,774)	(15)%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	21,249	17,423	3,826	22%
Accretion on asset retirement obligations	2,949	2,899	50	2%
Depreciation, depletion and amortization	52,114	51,505	609	1%
Amortization of coal supply agreements	172	1,197	(1,025)	(86)%

Total costs and expenses	$355,936	$403,250	$(47,314)	(12)%

Cost of coal sales. Cost of coal sales decreased $50.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to: (a) decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced in the three months ended June 30, 2009 compared to the prior year period ($29.6 million); (b) decreased purchased coal costs as a result of lower tons purchased for physical delivery ($17.5 million); (c) decreased other miscellaneous expenses ($9.9 million); (d) decreased transportation and loading expenses ($4.5 million); partially offset by (e) increased labor and benefit costs ($7.6 million); and (f) higher repair, maintenance and operating supply costs, including diesel fuel ($3.1 million). Cost of coal sales per ton was $17.00 for the three months ended June 30, 2009 compared to $19.43 per ton for the three months ended June 30, 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 increased $3.8 million compared to the three months ended June 30, 2008. Period-over-period increases were due to: (a) merger-related expenses ($4.8 million); partially offset by (b) lower employee compensation and benefit related expenses due primarily to lower stock-based compensation ($0.7 million); and (c) lower miscellaneous other expenses ($0.3 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $0.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to higher depreciation and amortization partially offset by lower cost depletion. Cost depletion decreased by $0.5 million due to decreased production in Central Appalachia period-over-period. Depreciation and amortization increased by $1.1 million in the three months ended June 30, 2009 compared to the prior year period mainly due to depreciation and amortization associated with capital additions to plant, equipment and mine development costs during the twelve months ended June 30, 2009.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization expense decreased $1.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease in amortization of the asset for above market coal supply agreements of $1.5 million that was partially offset by a decrease in the credit to amortization expense from below market liability contracts of $0.5 million. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

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

The price of coal is influenced by many factors that vary by region. Such factors include, but are not limited to: (1) coal quality, which includes energy (heat content), sulfur, ash, volatile matter and moisture content; (2) transportation costs; (3) regional supply and demand; (4) available competitive fuel sources such as natural gas, nuclear or hydro; and (5) production costs, which vary by mine type, available technology and equipment utilization, productivity, geological conditions, and mine operating expenses.

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

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization per ton and cost of coal sales per ton)
Powder River Basin
Tons sold	11,993	11,575	418	4%
Coal sales realization per ton	$10.74	$10.05	$0.69	7%
Total revenues	$129,630	$117,184	$12,446	11%
Cost of coal sales per ton(1)	$9.07	$8.18	$0.89	11%
Income from operations	$5,255	$6,365	$(1,110)	(17)%
Northern Appalachia
Tons sold	3,311	3,450	(139)	(4)%
Coal sales realization per ton	$53.51	$45.30	$8.21	18%
Total revenues	$179,682	$157,571	$22,111	14%
Cost of coal sales per ton(1)	$27.65	$35.26	$(7.61)	(22)%
Income from operations	$59,896	$12,770	$47,126	369%
Central Appalachia
Tons sold	1,080	1,849	(769)	(42)%
Coal sales realization per ton	$80.22	$67.24	$12.98	19%
Total revenues	$83,333	$125,420	$(42,087)	(34)%
Cost of coal sales per ton(1)	$60.75	$54.37	$6.38	12%
Income from operations	$3,620	$7,460	$(3,840)	(51)%

(1)	Excludes selling, general and administrative expenses; depreciation, depletion and amortization and accretion expense.

Powder River Basin—Income from operations decreased $1.1 million period-over-period due to increased operating costs of $13.5 million, partially offset by increased revenues of $12.4 million. As explained in the revenue section above, the increased revenues resulted from a 7% increase in coal sales realization per ton and a 4% increase in coal sales volumes. Coal sales volumes in the Powder River Basin increased 0.4 million tons period-over-period. Production and shipments increased 7% and 1% period-over-period at the Eagle Butte and Belle Ayr mines, respectively.

Operating costs increased $13.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting higher period-over-period cost of sales of $14.1 million and an increase in other miscellaneous expenses of $0.1 million, partially offset by a decrease in depreciation, depletion and amortization costs of $0.7 million.

The $14.1 million increase in cost of sales referred to above resulted from an increase in cash production costs ($17.3 million) partially offset by decreased other expenses ($3.2 million). The $17.3 million period-over-period increase in cash production costs were primarily in the following areas: (a) higher supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, rent, explosives, diesel fuel and outside services ($9.9 million); (b) increased royalty costs due to mining a higher amount of coal that is subject to federal royalties and higher coal sales revenues ($2.0 million); (c) higher labor and employee benefits ($2.7 million); (d) increased tax-related expenses ($2.6 million); and (e) $0.1 million increase in miscellaneous expenses. Cost of coal sales per ton increased 11% period-over-period.

Lower total depreciation, depletion and amortization costs of $0.7 million related primarily to a period-over-period $0.9 million decrease in expense associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed, partially offset by increased depletion expense of $0.1 million primarily related to higher production period-over-period at the Eagle Butte mine and increased depreciation expense of $0.1 million.

Northern Appalachia—Income from operations increased by $47.1 million period-over-period due to increased revenues of $22.1 million and decreased operating costs of $25.0 million. As explained in the revenue section above, the increase in revenues resulted from an 18% period-over-period increase in coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales volumes at the Cumberland mine increased 0.2 million tons, or 8% compared to the prior year period and production increased 0.2 million tons, or 11% compared to the prior year period. Coal sales volumes at the Emerald mine decreased 0.3 million tons, or 19% compared to the prior year period and production increased 0.5 million tons, or 40% compared to the prior year period.

Operating costs decreased $25.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting lower period-over-period cost of sales of $30.1 million, partially offset by increases in depreciation, depletion and amortization costs of $4.6 million and increased other expenses of $0.5 million.

The $30.1 million period-over-period decrease in cost of sales referred to above was the result of decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced ($22.2 million), decreased purchased coal expense ($16.4 million) and decreased miscellaneous other costs ($0.2 million); partially offset by increased cash production costs ($8.7 million). The $8.7 million increase in cash production costs were primarily incurred in the following areas: (a) higher labor and employee benefit costs ($5.8 million); and (b) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment, outside services, rent, utilities and other miscellaneous operating costs ($5.6 million); partially offset by (c) decreased longwall move expenses ($1.9 million); and (d) decreased miscellaneous expenses ($0.8 million). Cost of coal sales per ton decreased by 22% period-over-period.

Higher total depreciation, depletion and amortization costs of $4.6 million related primarily to higher plant and equipment depreciation ($2.0 million) related to assets placed into service during the prior twelve months and higher depletion expense ($2.6 million) as a result of increased production at both mines.

Central Appalachia—Income from operations decreased by $3.8 million period-over-period due to decreased revenues of $42.1 million partially offset by decreased operating costs of $38.3 million. As explained in the revenue section above, the decrease in revenues resulted from a 42% decrease in coal sales volumes, partially offset by an increase in coal sales realization per ton. Coal sales volumes decreased 0.8 million tons and production decreased 0.6 million tons, or 35% in the three months ended June 30, 2009 compared to the prior year period. The decrease in coal sales volumes and production in Central Appalachia was due primarily to the idling of the Laurel Creek mining complex due to certain business conditions in late January 2009, planned decreases in production levels for the balance of the year at the Kingston and Pax mines due to the softening demand for coal and a contract dispute with a certain customer relating to their refusal to take delivery of contracted metallurgical coal shipments that was settled in the later part of the three months ended June 30, 2009.

Operating costs decreased $38.3 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reflecting lower period-over-period cost of sales of $34.9 million, decreases in depreciation, depletion and amortization costs of $3.5 million, partially offset by $0.1 million increase in miscellaneous costs.

The $34.9 million period-over-period decrease in cost of sales referred to above was the result of: (a) decreased cash production costs ($22.2 million); (b) decreased inventory charges to expense related to a lower ratio of tons sold vs. tons produced in the three months ended June 30, 2009 compared to the prior year period ($7.5 million); (c) decreased other expenses ($2.7 million); and (d) decreased purchased coal expense ($2.5 million). The $22.2 million decrease in cash production costs primarily related to: (a) decreased operating, supply, outside services, and transportation and loading costs ($17.0 million); (b) decreased tax-related expenses ($2.3 million); (c) decreased royalty expenses ($1.7 million); and (d) decreased labor and employee benefits expenses ($1.2 million). Cost of coal sales per ton increased by 12% period-over-period.

The $3.5 million decrease in total depreciation, depletion and amortization consisted of: (a) lower depletion expense of $3.2 million related to decreased production period-over-period; (b) lower plant and equipment depreciation of $0.7 million; partially offset by (c) a decreased credit to expense for amortization of coal supply agreements of $0.4 million primarily due to lower shipments on a number of below market coal supply agreements valued as liabilities in purchase accounting.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and intercompany eliminations. During the three months ended June 30, 2009, the Other segment reported a loss from operations of $20.0 million compared to a loss from operations of $17.9 million in the three months ended June 30, 2008. The increased period-over-period loss from operations of $2.1 million in 2009 was primarily due to higher selling, general and administrative expenses.

Interest Expense, Net

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(6,960)	$(9,250)	$(2,290)	(25)%
Interest expense-amortization of deferred financing costs	(470)	(457)	13	3%
Interest expense-surety bond and letter of credit fees	(1,616)	(1,538)	78	5%
Interest expense-other	-	(121)	(121)	(100)%

Total interest expense	(9,046)	(11,366)	(2,320)	(20)%
Interest income	18	248	(230)	(93)%

Interest expense, net	$(9,028)	$(11,118)	$(2,090)	(19)%

Interest expense, net for the three months ended June 30, 2009 decreased compared to the three months ended June 30, 2008 primarily due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates on the outstanding balance of our term loan.

Income Tax Expense

	Three Months Ended June 30,		Change
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$8,841	$1,115	$7,726	693%

For the three months ended June 30, 2009, the income tax expense of $8.8 million represents an effective rate of 22% on pre-tax income of $39.7 million, compared to an income tax expense of $1.1 million, or an effective rate of 46% on a pre-tax loss of $2.4 million for the three months ended June 30, 2008. The effective rate for the three months ended June 30, 2009 is based on forecasted annual results for 2009.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Coal sales realization per ton sold represents revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$794,323	$811,726	$(17,403)	(2)%
Other revenue	15,506	12,515	2,991	24%

Total revenues	$809,829	$824,241	$(14,412)	(2)%

Tons sold	33,609	35,444	(1,835)	(5)%
Coal sales realization per ton	$23.63	$22.90	$0.73	3%

Coal sales revenues for the six months ended June 30, 2009 decreased by $17.4 million, or 2% compared to coal sales revenues for the six months ended June 30, 2008. Coal sales realization per ton increased 3% period-over-period, while tons sold decreased by 5% period-over-period. Consolidated coal sales realization per ton for the six months ended June 30, 2009 reflected increased prices per ton sold in three of our operating segments, consisting of a 30% increase in Central Appalachia, a 20% increase in Northern Appalachia and a 6% increase in the Powder River Basin.

Coal sales revenues in Central Appalachia for the six months ended June 30, 2009 decreased $30.1 million, or 13% compared to coal sales revenues for the six months ended June 30, 2008, primarily as a result of lower coal sales volumes, partially offset by higher coal sales realization per ton. Coal sales realization per ton increased 30% period-over-period as a result of increased pricing per ton sold. Coal sales volumes decreased 1.2 million tons, or 33%, and production decreased 0.9 million tons, or 26%, in the six months ended June 30, 2009 compared to the prior year period.

Coal sales revenues in Northern Appalachia for the six months ended June 30, 2009 decreased by $15.5 million, or 5% compared to coal sales revenues for the six months ended June 30, 2008, primarily due to lower coal sales volumes, partially offset by higher coal sales realization per ton. Coal sales volumes in Northern Appalachia decreased by 1.5 million tons, or 21% period-over-period, while coal sales realization per ton increased 20% period-over-period due to increased pricing per ton sold. Coal sales volumes at the Cumberland mine decreased 0.3 million tons, or 8% compared to the prior year period, and production decreased 0.2 million tons, or 5% compared to the prior year period. Coal sales volumes at the Emerald mine decreased 1.2 million tons, or 33% compared to the prior year period, and production decreased 0.2 million tons, or 8% compared to the prior year period.

Coal sales revenues in the Powder River Basin for the six months ended June 30, 2009 increased $24.7 million, or 10%, compared to coal sales revenues for the six months ended June 30, 2008 as a result of higher coal sales volumes and higher coal sales realization per ton. Coal sales realization per ton increased 6% period-over-period as a result of increased pricing per ton sold. Coal sales volumes increased 0.9 million tons, or 4%, in the six months ended June 30, 2009 compared to the prior year period. Production and shipments increased 9% period-over-period at Eagle Butte while production and shipments at Belle Ayr was relatively unchanged period-over-period.

Coal sales revenues from our coal trading group increased $3.5 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of increased coal sales volumes that resulted in physical delivery.

Other revenues for the six months ended June 30, 2009 increased by $3.0 million (24%) compared to the six months ended June 30, 2008. The increase was due to: (a) higher other miscellaneous revenues ($3.2 million); (b) increased royalty revenue ($1.4 million); and (c) increased revenues from the sale of equipment and filters by Dry Systems Technologies ($0.4 million); partially offset by (d) decreased coalbed methane revenues ($2.0 million).

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$612,020	$645,699	$(33,679)	(5)%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	38,705	37,214	1,491	4%
Accretion on asset retirement obligations	5,906	5,456	450	8%
Depreciation, depletion and amortization	101,631	104,770	(3,139)	(3)%
Amortization of coal supply agreements	147	1,322	(1,175)	(89)%

Total costs and expenses	$758,409	$794,461	$(36,052)	(5)%

Cost of coal sales. Cost of coal sales decreased $33.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to: (a) decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced in the six months ended June 30, 2009 compared to the prior year period ($40.4 million); (b) decreased purchased coal costs as a result of lower tons purchased for physical delivery ($13.5 million); (c) decreased transportation and loading expenses ($11.0 million); (d) decreased longwall move expenses ($7.1 million); and (e) decreased other miscellaneous expenses ($0.6 million); partially offset by (f) increased labor and benefit costs ($20.4 million); (g) higher repair, maintenance and operating supply costs, including diesel fuel ($14.2 million); and (h) increased royalty expenses ($4.3 million). Cost of coal sales per ton was $18.21 for the six months ended June 30, 2009 compared to $18.22 per ton for the six months ended June 30, 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 increased $1.5 million compared to the six months ended June 30, 2008. Period-over-period increases were due to: (a) merger-related expenses ($4.8 million); and (b) miscellaneous corporate overhead expenses ($0.7 million); partially offset by (c) lower employee compensation and benefit related expenses due primarily to lower stock-based compensation ($3.2 million); and (d) lower consulting fees ($0.8 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense decreased $3.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to lower cost depletion partially offset by higher depreciation and amortization. Cost depletion decreased by $5.2 million due to decreased production in Northern and Central Appalachia period-over-period. Depreciation and amortization increased by $2.1 million in the six months ended June 30, 2009 compared to the prior year period mainly due to depreciation and amortization associated with capital additions to plant, equipment and mine development costs during the twelve months ended June 30, 2009.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization expense decreased $1.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a decrease in amortization of the asset for above market coal supply agreements of $2.5 million that was partially offset by a decrease in the credit to amortization expense from below market liability contracts of $1.3 million. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization per ton and cost of coal sales per ton)
Powder River Basin
Tons sold	25,067	24,178	889	4%
Coal sales realization per ton	$10.70	$10.07	$0.63	6%
Total revenues	$270,394	$245,321	$25,073	10%
Cost of coal sales per ton(1)	$8.85	$8.01	$0.84	10%
Income from operations	$17,000	$19,120	$(2,120)	(11)%

Northern Appalachia
Tons sold	5,977	7,522	(1,545)	(21)%
Coal sales realization per ton	$52.83	$44.04	$8.79	20%
Total revenues	$322,305	$333,726	$(11,421)	(3)%
Cost of coal sales per ton(1)	$34.00	$31.90	$2.10	7%
Income from operations	$66,077	$46,910	$19,167	41%

Central Appalachia
Tons sold	2,394	3,599	(1,205)	(33)%
Coal sales realization per ton	$81.77	$62.77	$19.00	30%
Total revenues	$193,611	$228,110	$(34,499)	(15)%
Cost of coal sales per ton(1)	$65.65	$52.36	$13.29	25%
Income from operations	$7,677	$4,759	$2,918	61%

(1)	Excludes selling, general and administrative expenses; depreciation, depletion and amortization and accretion expense.

Powder River Basin—Income from operations decreased $2.1 million period-over-period due to increased operating costs of $27.2 million, partially offset by increased revenues of $25.1 million. As explained in the revenue section above, the increase in revenues resulted from a 6% increase in coal sales realization per ton and a 4% increase in coal sales volumes. Coal sales volumes in the Powder River Basin increased 0.9 million tons period-over-period. Production and shipments increased 9% period-over-period at Eagle Butte while production and shipments at Belle Ayr was relatively unchanged period-over-period.

Operating costs increased $27.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting higher period-over-period cost of sales of $28.2 million and an increase in other miscellaneous expenses of $0.3 million, partially offset by a decrease in depreciation, depletion and amortization costs of $1.3 million.

The $28.2 million increase in cost of sales referred to above resulted from an increase in cash production costs ($32.6 million) partially offset by decreased other expenses ($4.4 million). The $32.6 million period-over-period increase in cash production costs were primarily in the following areas: (a) higher supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, rent, explosives, diesel fuel and outside services ($16.2 million); (b) increased tax-related expenses ($5.8 million); (c) higher labor and employee benefits ($5.5 million); and (d) increased royalty costs due to mining a higher amount of coal that is subject to federal royalties and higher coal sales revenues ($5.1 million). Cost of coal sales per ton increased 10% period-over-period.

Lower total depreciation, depletion and amortization costs of $1.3 million related primarily to a period-over-period $1.6 million decrease in expense associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed, partially offset by increased depletion expense ($0.3 million) related to higher production period-over-period at the Eagle Butte mine.

Northern Appalachia—Income from operations increased by $19.2 million period-over-period due to decreased operating costs of $30.6 million, partially offset by decreased revenues of $11.4 million. As explained in the revenue section above, the decrease in revenues resulted from a 21% period-over-period decrease in tons sold. Coal sales volumes at the Cumberland mine decreased 0.3 million tons, or 8% compared to the prior year period, and production decreased 0.2 million tons, or 5% compared to the prior year period. Coal sales volumes at the Emerald mine decreased 1.2 million tons, or 33% compared to the prior year period, and production decreased 0.2 million tons, or 8% compared to the prior year period.

Operating costs decreased $30.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting lower period-over-period cost of sales of $36.7 million, partially offset by increases in depreciation, depletion and amortization costs of $5.2 million and increased other expenses of $0.9 million.

The $36.7 million period-over-period decrease in cost of sales referred to above was the result of decreased purchased coal expense ($29.3 million); decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced ($22.3 million); and decreased other expenses ($0.3 million); partially offset by increased cash production costs ($15.2 million). The $15.2 million increase in cash production costs were primarily incurred in the following areas: (a) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment, outside services, rent, utilities and other miscellaneous operating costs ($17.0 million); and (b) higher labor and employee benefit costs ($10.3 million); partially offset by (c) decreased longwall move expenses ($7.1 million); (d) decreased tax-related expenses ($0.6 million); (e) decreased transportation and loading expenses ($3.0 million); and (f) decreased miscellaneous expenses ($1.4 million). Cost of coal sales per ton increased by 7% period-over-period.

Higher total depreciation, depletion and amortization costs of $5.2 million related primarily to: (a) higher plant and equipment depreciation ($5.0 million); (b) a period-over-period decrease in the credit to expense associated with the amortization of below market liability coal supply agreements valued in purchase accounting ($0.1 million); and (c) increased depletion expense ($0.1 million).

Central Appalachia—Income from operations increased by $2.9 million period-over-period due to decreased operating costs of $37.4 million and decreased revenues of $34.5 million. As explained in the revenue section above, the decrease in revenues resulted from a decrease in coal sales volumes, partially offset by a 30% increase in coal sales realization per ton. Coal sales volumes decreased 1.2 million tons, or 33% and production decreased 0.9 million tons, or 26% in the six months ended June 30, 2009 compared to the prior year period. The decrease in coal sales volumes and production in Central Appalachia was due primarily to the idling of the Laurel Creek mining complex due to certain business conditions in late January 2009, planned decreases in production levels for the balance of the year at the Kingston and Pax mines due to softening demand for coal and a contract dispute with a certain customer relating to their refusal to take delivery of contracted metallurgical coal shipments that was settled in the later part of the three months ended June 30, 2009.

Operating costs decreased $37.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting lower period-over-period cost of sales of $31.2 million; decreases in depreciation, depletion and amortization costs of $6.5 million; partially offset by increased miscellaneous expenses of $0.3 million.

The $31.2 million period-over-period decrease in cost of sales referred to above was the result of: (a) decreased cash production costs ($22.3 million); (b) decreased inventory charges to expense related to a lower ratio of tons sold vs. tons produced in the six months ended June 30, 2009 compared to the prior year period ($18.0 million); partially offset by (c) increased purchased coal expense ($8.6 million); and (d) increased other expenses ($0.5 million). The $22.3 million decrease in cash production costs primarily related to: (a) decreased operating, supply, outside services, and transportation and loading costs ($22.0 million); (b) decreased royalty expenses ($0.9 million); (c) decreased tax-related expenses ($2.0 million); and (d) decreased miscellaneous expenses ($1.8 million); partially offset by (d) increased labor and employee benefits ($4.4 million). Cost of coal sales per ton increased by 25% period-over-period.

The $6.5 million decrease in total depreciation, depletion and amortization consisted of: (a) lower depletion expense of $5.6 million related to decreased production period-over-period and (b) lower plant and equipment depreciation of $2.0 million; partially offset by (c) a lower credit to expense for amortization of coal supply agreements of $1.1 million primarily due to lower shipments on a number of below market coal supply agreements valued as liabilities in purchase accounting.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and intercompany eliminations. During the six months ended June 30, 2009, the Other segment reported a loss from operations of $39.3 million compared to a loss from operations of $41.0 million in the six months ended June 30, 2008. The decreased period-over-period loss from operations of $1.7 million was primarily due to increased revenues from our coal trading operations and Dry Systems Technologies and lower depreciation and amortization expenses.

Interest Expense, Net

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(13,918)	$(19,870)	$(5,952)	(30)%
Interest expense-amortization of deferred financing costs	(937)	(911)	26	3%
Interest expense-surety bond and letter of credit fees	(3,263)	(3,175)	88	3%
Interest expense-other	(78)	(324)	(246)	(76)%

Total interest expense	(18,196)	(24,280)	(6,084)	(25)%
Interest income	165	691	(526)	(76)%

Interest expense, net	$(18,031)	$(23,589)	$(5,558)	(24)%

Interest expense, net for the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008 primarily due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates on the outstanding balance of our term loan.

Income Tax Expense

	Six Months Ended June 30,		Increase
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Income tax expense	$6,738	$3,382	$3,356	99%

For the six months ended June 30, 2009, the income tax expense of $6.7 million represents an effective rate of 20% on the pre-tax income of $33.4 million, compared to an income tax expense of $3.4 million, or an effective rate of 55% on pre-tax income of $6.2 million for the six months ended June 30, 2008. The effective rate for the six months ended June 30, 2009 is comprised of two elements: (a) a $7.3 million expense or 22% effective rate based on forecasted annual income results for 2009; offset by (b) a discrete tax benefit of $0.6 million or 2% primarily related to state bonus depreciation estimates and adjustments related to prior year tax return amendments. Absent the discrete items, the forecasted annual effective rate of 22% for 2009 increased from the 2008 effective rate of 7% due primarily to the expected impact of permanent differences for the excess depletion deduction and a change in the estimated impact of valuation allowances required between years on AMT credits due to the forecasted earnings increase between 2008 and 2009. Changes to the effective rate during interim periods occur as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

Expected Coal Shipments

For 2009 through 2011, the Company expects average per ton sales realization, coal shipments and the percent of committed and priced tons to be as follows:

	2009	2010	2011
Average per Ton Sales Realization on Committed and Priced
Coal Shipments[1]
West	$10.50	$11.14	$12.28
East[2]	$62.41	$72.21	$80.28
Coal Shipments (MM Tons)[3]	68.5 - 71.5	70.0 - 74.0	70.0 - 74.0
West	52.0 - 54.0	52.0 - 55.0	52.0 - 55.0
East	16.5 - 17.5	18.0 - 19.0	18.0 - 19.0
Committed and Priced (%)[2,4]	100%	81%	53%
West	100%	91%	61%
East	98%	53%	29%

(1)	Based on committed and priced coal shipments as of July 16, 2009.
(2)

In 2010, committed and priced Eastern tons exclude approximately 1.0 million tons of steam coal subject to collared pricing with an average pricing range of $75 to $84 per ton, as well as legacy contracts covering approximately 0.5 million tons of steam coal subject to indexed pricing anticipated to range from $60 to $90 per ton.

(3)	Coal shipments for the East and consolidated coal shipments exclude traded coal, and include approximately 0.5 million tons of purchased coal in each of 2009, 2010 and 2011.
(4)	As of July 16, 2009, compared to the midpoint of shipment guidance range.

As of July 16, 2009, we had commitments for approximately 100% of our planned 2009 production. As of July 16, 2009, uncommitted and unpriced tonnage was 19%, and 47% of planned shipments in 2010, and 2011, respectively.

Based on its committed and priced planned shipments as of July 16, 2009, the Company expects its committed and priced tonnage from its Eastern mines, encompassing Northern Appalachia and Central Appalachia, to realize $62.41, $72.21 and $80.28 per ton in 2009, 2010 and 2011, respectively. The Company also expects its committed and priced tonnage from the Powder River Basin to realize $10.50, $11.14 and $12.28 per ton in 2009, 2010 and 2011, respectively. These expected per ton average realizations include forecasted sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$124,361	$131,781	$(7,420)	(6)%
Investing activities	(129,936)	(112,515)	(17,421)	(15)%
Financing activities-proceeds from stock option exercises and excess tax benefit from stock-based awards	-	8,978	(8,978)	(100)%
Financing activities-dividends on common stock	(4,467)	(4,530)	63	1%
Financing activities-other	(1,388)	(2,073)	685	33%

Net (decrease) increase in cash and cash equivalents	$(11,430)	$21,641	$(33,071)	(153)%

Cash provided by operating activities decreased $7.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a $22.5 million decrease in cash flows from working capital changes and a $9.4 million decrease in non-cash add-backs to net income, partially offset by a $24.5 million increase in net income period-over-period. Working capital changes consist primarily of trade accounts receivable, inventory, prepaid expenses and other current and non-current assets, trade accounts payable, accrued expenses and other current and non-current liabilities.

Cash used in investing activities increased $17.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due primarily to: a $27.5 million year-over-year increase in capital expenditures, net of proceeds from disposals, partially offset by $10.1 million in purchases of equity-method investments during 2008. Capital expenditures in the six months ended June 30, 2009 totaled $94.0 million which consisted of (a) $68.3 million for plant and equipment costs; (b) $14.0 million for mine development costs; (c) $8.5 million for coalbed methane equipment and development costs; and (d) $3.2 million for land acquisition costs. Capital expenditures in the six months ended June 30, 2008 totaled $66.7 million which consisted of (a) $48.6 million for plant and equipment costs; (b) $8.9 million for mine development costs; (c) $5.5 million for land acquisition costs; and (d) $3.7 million for coalbed methane equipment and development costs.

Cash used in financing activities of $5.9 million during the six months ended June 30, 2009 consisted of (a) $1.4 million for the repurchase of common shares withheld from employees to satisfy employees’ minimum statutory tax withholding upon vesting of restricted stock units and (b) payment of cash dividends of $4.5 million ($0.05 per share paid in March and June 2009). Cash provided by financing activities of $2.4 million during the six months ended June 30, 2008 consisted of (a) $2.1 million for the repurchase of common shares withheld from employees to satisfy employees’ minimum statutory tax withholding upon vesting of restricted stock units; (b) payment of cash dividends of $4.5 million ($0.05 per share paid in March and June 2008); and (c) cash proceeds from the exercise of nonqualified stock options and excess tax benefits from stock-based awards ($9.0 million).

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

As of June 30, 2009, we have outstanding $599.8 million in aggregate indebtedness, with an additional $323.0 million of available borrowings under our revolving credit facility after giving effect to $177.0 million of letters of credit outstanding as of June 30, 2009. Our future liquidity requirements will be significant due to debt service requirements and projected capital expenditures. Our ability to service our debt (interest and principal), acquire new productive assets or businesses, develop new mines and expand or enhance existing operations is dependent upon our ability to continue to generate cash in excess of our anticipated uses of cash. We expect to service our debt, pay dividends and fund most of our capital expenditure requirements with cash generated from operations.

On July 31, 2009, following the Merger and upon satisfaction of the requisite conditions, an amendment dated as of May 22, 2009 (“Amendment No. 1”) to the Senior Secured Credit Facility (“Credit Agreement”), dated as of July 30, 2004, became effective. Under the Credit Agreement, Foundation had a $500.0 million revolving credit line and a $335.0 million term loan with $301.5 million outstanding as of June 30, 2009. Repayment of outstanding indebtedness owed under the credit facility includes quarterly amortization of the term loan beginning in the third quarter of 2009 with both the term loan and revolving credit line maturing July 7, 2011. Pursuant to Amendment No. 1, New Alpha and certain of its subsidiaries became obligated as guarantors under the Credit

Agreement. Amendment No. 1 also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios. Upon Amendment No. 1 becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the Credit Agreement were increased from $100.0 million to $200.0 million of which $150.0 million was utilized to increase the revolving credit line to $650.0 million.

On July 30, 2004, Foundation’s subsidiary, Foundation PA Coal Company, LLC (“Foundation PA”), issued $300.0 million aggregate principal amount of 7.25% Notes that mature on August 1, 2014 (the “2014 Notes”). As of June 30, 2009 $298.3 million remained outstanding. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On August 1, 2009, in connection with the Merger, Foundation PA, New Alpha and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, New Alpha assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into New Alpha.

Our liquidity has historically been impacted by events initiated by the Company and will be impacted by future planned and possible unplanned events. Examples of known trends, planned and completed events which required liquidity include, but are not limited to: (a) the voluntarily prepayment during 2006 and 2007 of $33.5 million of the Company’s outstanding principal balance on the term loan facility for which scheduled payments were due in periods from 2007 to 2009; the Company is required to resume quarterly principal payments of $8.4 million beginning September 2009; (b) paying quarterly dividends to stockholders and the expectation that our Board may continue to declare quarterly dividends in future periods; (c) we have recently increased our reserve position by obtaining mining rights to federal coal reserves adjoining our current operations in Wyoming through the Lease By Application (“LBA”) process and plan to attempt to do so in the future; (d) the repurchase of common shares in accordance with our established program; and (e) capital expenditures made for the purpose of both sustaining and expanding operations.

Near-term, 2009 liquidity requirements will be impacted by planned capital expenditures which include: (a) capital expenditures during calendar year 2009 of which $150.0 million to $165.0 million is to maintain production and replace mining equipment; (b) $40.0 million to $45.0 million is expected to be directed toward improvements in productivity and selective expansions of production; and (c) we expect to contribute approximately $30.0 million to our defined benefit retirement plans and to pay approximately $26.0 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2009. In the foreseeable future, we expect to require similar levels of liquidity to fund LBA installment payments, capital expenditures, defined benefit plan obligations, other contractual commitments, and operational and general working capital requirements.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks to the Company. Such risks include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. Although the majority of the financial institutions in our bank credit facility appear to be strong, there are no assurances of their continued existence. However, we have no current indication that any such uncertainties would impact our current credit facility. The credit worthiness of our customers is constantly monitored by the Company. We believe that our current group of customers are sound and represent no abnormal business risk.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic environment and continued uncertainty in the equity markets have caused investment income and the value of investment assets held in our pension trust to decline. These investment assets have not yet recovered from the loss in value experienced in the fourth fiscal quarter of 2008. As a result, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act. We currently expect to make contributions in 2009 of approximately $30.0 million to maintain at least an 80% funding ratio.

Financial Swaps

The Company is subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives. As a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. At June 30, 2009, liabilities related to the fair value of swaps that are expected to settle in the next twelve months were $11.3 million.

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

On February 20, 2008, an affiliate of the Company successfully bid on a new federal coal lease which contains an estimated 224.0 million tons of proven and probable coal reserves. The lease bonus bid was $180.5 million to be paid in five equal annual installments of $36.1 million. The first installment was paid February 2008 and the second installment was paid May 2009. The lease became effective on May 1, 2008. The three remaining annual installments of $36.1 million each are due on the anniversary dates of the lease.

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company to repurchase shares of its common stock. The Company may repurchase its common stock from time to time as determined by authorized officers of the Company. In September 2008, the Board of Directors authorized a $100.0 million increase to the Repurchase Program, up to an aggregate amount of $200.0 million. During the six months ended June 30, 2009 and 2008, the Company did not repurchase any shares pursuant to the Repurchase Program. At June 30, 2009, there was $113.6 million available for future repurchases under the Repurchase Program. Of the amount available for future repurchases, $100.0 million is subject to our meeting a maximum leverage ratio test of pro-forma net debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than 2.25 to 1.00 under our Senior Secured Credit Facility. The ratio test must be met at the time of each applicable share repurchase.

Covenant Compliance

Our indirect wholly owned subsidiary, FCC is required to comply with certain financial covenants which are considered material terms of the Senior Secured Credit Facility and the indenture governing FCC’s outstanding 7.25% Senior Notes. Information about the financial covenants is material to an investor’s understanding of FCC’s financial condition and liquidity. The breach of covenants in the Senior Secured Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Secured Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Credit Facility and indenture, FCC’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels as defined by the July 7, 2006 Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

	Actual Covenant Levels; Period Ended June 30, 2009	Required Covenant Levels; January 1, 2009 and Thereafter
Senior Secured Credit Facility
Minimum Adjusted EBITDA to cash interest ratio	8.6x	2.5x
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	1.7x	3.5x
Indenture
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	8.6x	2.0x

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

As of June 30, 2009, FCC was in compliance with all required financial covenants of the Senior Secured Credit Facility. The calculations shown below are based on the results of operations of FCC in accordance with the Senior Secured Credit Facility.

		Deduct:	Add:

	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
EBITDA(1)	$280,104	$135,749	$158,859	$303,214
Non-cash charges(2)	35,970	15,103	517	21,384
Extraordinary or non-recurring items(3)	1,713	773	1,153	2,093
Other adjustments(4)	1,272	486	833	1,619

Adjusted EBITDA	$319,059	$152,111	$161,362	$328,310

(1) EBITDA is calculated in the table below:

		Deduct:	Add:

	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
Net income	$13,434	$2,565	$31,211	$42,080
Interest expense	46,960	24,280	18,196	40,876
Interest income	(992)	(691)	(165)	(466)
Income tax expense	7,168	3,503	7,839	11,504
Depreciation, depletion and amortization	212,166	104,770	101,631	209,027
Amortization of coal supply agreements	1,368	1,322	147	193

EBITDA	$280,104	$135,749	$158,859	$303,214

(2) We are required to adjust EBITDA, as defined above, for the following non-cash charges:

		Deduct:	Add:

	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
Accretion on asset retirement obligations	$11,429	$5,456	$5,906	$11,879
Stock-based compensation expense(a)	13,043	7,776	3,332	8,599
Write-down of long-lived assets	292	-	-	292
Other(b)	11,206	1,871	(8,721)	614

Total	$35,970	$15,103	$517	$21,384

(a)	Amount represents compensation expense attributable to restricted stock units and stock options.
(b)	For the twelve months ended June 30, 2009, amount primarily represents noncash charges related to our derivative instruments.

(3)	We are also required by the credit agreement to adjust EBITDA, as defined above, for the following extraordinary or non-recurring expense:

		Deduct:	Add:

	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
Litigation/arbitration/contract settlements, net(a)	$2,358	$790	$(344)	$1,224
Other	(645)	(17)	1,497	869

Total	$1,713	$773	$1,153	$2,093

     (a)           For the twelve months ended December 31, 2008, amount primarily represents a litigation settlement of $1.5 million.

(4)	We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Cash interest for the twelve months ended June 30, 2009 is calculated as follows:

(Unaudited) (In thousands)
Pro forma cash interest expense for the twelve months ended December 31, 2008(a)	$43,690
Add: Interest expense for the six months ended June 30, 2009	18,196
Less: Amortization of deferred financing costs for the six months ended June 30, 2009	937
Less: Cash interest income for the six months ended June 30, 2009	165
Less: Other non-cash interest expense for the six months ended June 30, 2009	64
Less: Pro forma cash interest expense for the six months ended June 30, 2008(a)	22,357

$38,363

   (a)          As defined by FCC’s bank credit agreement.

In future periods, adjustments to EBITDA that could be used to calculate compliance with the debt covenants are: (a) accretion on asset retirement obligations; (b) certain non-cash expenses or charges arising as a result of the application of purchase accounting in acquisitions; (c) business optimization expenses or other restructuring charges; (d) non-cash impairment charges resulting from the application of SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; (e) amortization of intangibles pursuant to SFAS No. 141(R); and (f) any long-term incentive plan accruals or any non-cash compensation expense realized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of June 30, 2009:

	2009	2010-2011	2012-2013	After 2013	Total
	(Unaudited, in thousands)

Long-term debt	$16,750	$284,750	$-	$298,285	$599,785
Estimated cash interest on long-term debt	15,139	54,902	43,251	21,626	134,918
Estimated cash payments for asset retirement obligations	4,233	12,389	2,628	235,181	254,431
Purchase commitments	104,645	60,119	-	-	164,764
Federal coal lease	-	72,216	36,108	-	108,324
Operating leases	1,934	2,988	1,477	2,115	8,514

Total	$142,701	$487,364	$83,464	$557,207	$1,270,736

We expect to use cash flows provided by operating activities to invest in the range of $190.0 million to $210.0 million in capital expenditures during calendar year 2009 of which $150.0 million to $165.0 million is to maintain production and replace mining equipment. The additional $40.0 million to $45.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $57.0 million of the 2009 capital expenditures are included in purchase commitments shown above. The remaining 2009 purchase commitments consist of $14.7 million for purchased coal in normal quantities for delivery to customers and $32.9 million pertaining to forward contracts to purchase explosives and diesel fuel in normal quantities for use at our surface mines. We expect to contribute approximately $30.0 million to our defined benefit retirement plans and to pay approximately $26.0 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2009. We also expect to incur approximately $6.8 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings. However, if additional borrowings are needed, the Company would plan to utilize amounts available under its revolving credit facility.

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

We had outstanding surety bonds with a total face amount of $314.6 million as of June 30, 2009, of which $289.2 million secured reclamation obligations; $15.7 million secured coal lease obligations; $7.1 million secured self-insured workers’ compensation obligations; and $2.6 million for other miscellaneous obligations. In addition, we had $177.0 million of letters of credit in place for the following purposes: $43.2 million for workers’ compensation, including collateral for workers’ compensation bonds; $8.4 million for UMWA retiree health care obligations; $118.6 million for collateral for reclamation surety bonds; and $6.8 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its Annual Energy Outlook—2009 forecasts that coal-fired electrical generation will increase by an average annual growth rate of 1.5% through 2015. In the first half of 2009, however, the EIA estimates that electric power generation from coal decreased 9.5% compared to the same period last year as overall U.S. demand for electricity declined dramatically and competing fuels became competitively priced. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the rebounding economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, relatively high prices for the alternative fossil fuels of gas and oil for electricity generation, the inability for renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports of abundant steam coal located within the United States. Despite the recent downturn to the U.S. and global economies, the International Monetary Fund’s April 2009 World Economic Outlook forecasts U.S. average annual GDP to grow between 1.7% and 3.2% from 2010 through 2014.

According to the Ventyx Velocity Suite, a database used by the U.S. Department of Energy to track new coal-fired power plants, there are 14,802 megawatts of new coal-fired electrical generation under construction in the United States. There are an additional 1,482 megawatts near construction and 3,620 megawatts of new coal-fired electrical generating capacity permitted and expected to be constructed. This new capacity will increase the annual coal consumption for electrical generation by an estimated sixty-five million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Approximately 29,483 megawatts of additional coal-fired electrical generation has been announced and is in the early stages of permitting and development.

During 2008 coal exports from the U.S. increased significantly in response to strong worldwide demand for coal. The largest increases in international coal demand are from the rapidly growing and industrializing economies of China and India. Export volumes for 2008 increased by approximately 40% from the previous year to roughly 84 million tons, levels last seen over a decade ago. Although demand for US export coal has declined in the first half of 2009, the EIA expects volumes to remain higher than 2007 levels due to the number of committed tons under contract. Through the first five months of 2009, US coal exports are down approximately 36%. According to the EIA’s 2009 International Energy Outlook (IEO), global primary energy demand will grow by 33% between 2010 and 2030, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2030. China and India have contributed more than half the increase in global demand for energy, and over 80% for coal, since 2000. The IEO estimates these two growing economies will contribute more than 50% of the increase in global energy demand and nearly 80% of the increase in global coal demand through 2030. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly production reporting through June 30, 2009 from the EIA, first half year-over-year Appalachian production has declined by approximately 7.1% due to decreasing coal demand. Compared to the first half of 2008, Western coal production had decreased by approximately 5.9% in the first half of 2009. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Average spot market prices for June 2009 for Central Appalachian and Northern Appalachian coals decreased by roughly 59% and 61%, respectively, compared to the same month one year earlier. Average spot market prices for the month of June for Powder River Basin coal are down approximately 26% from the previous year, with the basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U.S. steam coal production has fallen significantly below the high levels seen during the spring and summer of 2008. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have deteriorated in response to decreased worldwide demand for steel.

The worldwide economic slowdown and the current volatility and uncertainty in the credit markets have had an impact on the demand for and price of coal. Weakening global energy fundamentals, including the decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the marketplace. Steel manufacturers have shut-in capacity due to the lack of near-term visibility around demand for steel for construction, automobile manufacturing and other down-stream products. Steel manufacturers appear to have largely completed destocking their current inventories in a move which may signal a rebound for metallurgical coal in the second of half of 2009. The low price of natural gas is creating further competitive pressure on the demand for steam coal. A protracted economic slowdown could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for five consecutive years, and significant additional growth is expected worldwide. The seaborne coal market has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand. In addition, the idling of coal mines due to weakened market conditions and high costs, and the resulting decrease in production, particularly in Central Appalachia, should help to reduce excessive supply levels. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.

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

Price Risk

We manage our price risk for coal sales through the use of long-term coal supply agreements. As of July 16, 2009, we had sales commitments for approximately 100% of planned shipments for 2009. Uncommitted and unpriced tonnage was 19% and 47% for 2010 and 2011, respectively.

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

We expect to use approximately 26,000 tons and 48,000 tons of explosives for the remainder of 2009 and in 2010, respectively. As of June 30, 2009, through our derivative swap contracts, we have fixed prices for approximately 72% and 45% of our expected explosive needs for 2009 and 2010, respectively. At June 30, 2009, a $1.00 per MMBTU decrease in the price of natural gas would result in a $1.0 million increase in our expense resulting from natural gas derivatives, which would be offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 10,700,000 gallons and 21,200,000 gallons of diesel fuel for the remainder of 2009 and in 2010, respectively. As of June 30, 2009, through our derivative swap contracts and physical forward contracts, we have fixed prices for approximately 84% and 58% of our expected diesel fuel needs for 2009 and 2010, respectively. The average fixed price per swap for diesel fuel hedges is $3.31 per gallon and $1.88 per gallon for calendar years 2009 and 2010, respectively. At June 30, 2009, a $5.00 per barrel decrease in the price of oil would result in a $0.8 million increase in our expense resulting from oil derivatives, which would be offset by a decrease in the cost of our physical diesel purchases.

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

The weighted average interest rate on the outstanding principal of our Senior Secured Credit Facility was 1.72% as of June 30, 2009. A hypothetical 1% increase in interest rates would have increased our interest expense approximately $1.5 million for the six months ended June 30, 2009. As we continue to monitor the interest rate environment in concert with our risk mitigation objectives, consideration is being given to future interest rate risk reduction strategies.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Joint Proxy Statement/Prospectus on Form S-4 dated June 22, 2009, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

New Alpha may fail to realize the cost savings estimated as a result of the merger.

The success of the merger will depend, in part, on New Alpha’s ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Alpha and Foundation. New Alpha may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both Old Alpha and Foundation. Personnel might leave or be terminated because of the merger. Management of New Alpha might have its attention diverted while trying to integrate operations. In addition, New Alpha might experience increased competition that limits its ability to expand its business, it might not be able to capitalize on expected business opportunities, including retaining current customers, assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions might deteriorate. If these factors limit New Alpha’s ability to integrate the operations of Alpha and Foundation successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, might not be met.

In addition, it is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect New Alpha’s ability to maintain relationships with clients, employees or other third parties or New Alpha’s ability to achieve the anticipated benefits of the merger or could reduce New Alpha’s earnings.

The market price of New Alpha common stock after the transaction might be affected by factors different from, or in addition to, those affecting the market prices of Alpha and Foundation common stock prior to the merger.

The businesses of Alpha and Foundation differed and, accordingly, the results of operations of New Alpha and the market price of New Alpha common stock may be affected by factors different from those that affected the independent results of operations of each of Alpha and Foundation.

New Alpha may not pay dividends in the foreseeable future, and you may have to rely on increases in the trading price of New Alpha common stock for returns on your investment.

Foundation stockholders historically received quarterly dividends from Foundation, while Alpha stockholders did not historically receive any regularly paid dividends. The payment of dividends by New Alpha will be subject to the determination of its board of directors. Decisions regarding whether to pay dividends and the amount of any dividends to be paid will be based on compliance with the Delaware General Corporate Law, compliance with agreements governing New Alpha’s indebtedness, earnings, cash requirements, results of operations, cash flows and financial condition and other factors that the New Alpha board of directors may consider to be important. As such, New Alpha may not pay any regular dividends in the foreseeable future should its board of directors so determine, in which case former Foundation stockholders who become stockholders of New Alpha would no longer be able to rely on receiving regular dividend payments and they (and former Alpha stockholders) would have to rely on increases in the trading price of New Alpha common stock for any return on their investment.

Uncertainties underlie Alpha’s expectation that, relative to Alpha on a stand-alone basis, the merger will be accretive to New Alpha’s earnings per share, when calculated on a GAAP basis, for fiscal year 2010.

It cannot be assured that, relative to Alpha on a stand-alone basis, the merger will be accretive to earnings per share under generally accepted accounting principles in the United States, or GAAP, when calculated for fiscal year 2010. In addition to the uncertainties that underlie any financial forecast, the merger will be accounted for as an acquisition under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” or “SFAS 141(R)”, which was effective for Alpha on January 1, 2009. SFAS 141(R) changes the methodologies for calculating acquisition price to the date the merger closes and for determining fair values. Until the acquisition price is known, Alpha can only estimate the allocation of this acquisition price to the net assets acquired and the effect of this allocation on future results. That estimate could materially change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer purchase of equity securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)
April 1, 2009 through April 30, 2009	518	$14.35	-	$113,587
May 1, 2009 through May 31, 2009	3,936	$29.80	-	$113,587
June 1, 2009 through June 30, 2009	528	$28.50	-	$113,587

	4,982	$28.06	-	$113,587

(1) These are shares that were purchased by the Company from employees to satisfy minimum statutory tax withholding upon vesting of restricted stock units.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 13, 2009, Foundation held its annual meeting of stockholders and five proposals were considered. Four such proposals were approved by the stockholders and one such proposal was rejected by the stockholders.

The first proposal was to elect eight nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

Nominee:	For	Withheld
James F. Roberts	36,044,963	6,867,361
William J. Crowley, Jr.	36,167,133	6,745,191
David I. Foley	30,189,428	12,722,896
P. Michael Giftos	36,163,575	6,748,749
Kurt D. Kost	36,199,539	6,712,785
Alex T. Krueger	30,173,118	12,739,206
Joel Richards, III	30,205,340	12,706,984
Robert C. Scharp	36,164,445	6,747,879
Thomas V. Shockley, III	30,204,583	12,707,741

The second proposal was to ratify the approval of Ernst & Young LLP as Foundation’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009.

Shares of Common Stock: FOR: 42,880,801 AGAINST: 25,976 ABSTAINED: 5,547

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	ALPHA NATURAL RESOURCES, INC.
(Registrant)

/s/ KEVIN S. CRUTCHFIELD
Kevin S. Crutchfield
Chief Executive Officer (Principal Executive Officer)

/s/ FRANK J. WOOD
Frank J. Wood
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 11, 2009, by and among Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Foundation Coal Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Foundation Coal Holdings, Inc., filed on June 22, 2009).

3.1	Amended and Restated Certificate of Incorporation of New Alpha (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009).

3.2	Amended and Restated Bylaws of New Alpha (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009).

4.1	Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008).

4.2	Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008).

4.3	Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (SEC File No. 1-32423) of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008).

4.4	Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009).

4.5	Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008).

*4.6	Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee.

4.7	Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (SEC File No. 333-118427) of Foundation Coal Holdings, Inc. filed on December 7, 2004).

4.8	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 14, 2005).

4.9	Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 9, 2007).

4.10	Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain New Alpha subsidiaries and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009).

10.1	Amendment No. 1 to Credit Agreement, dated as of May 22, 2009, by and among Foundation Coal Holdings, Inc., Foundation Coal Corporation, Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Foundation Coal Holdings, Inc. filed on May 27, 2009).

Exhibit No.	Description of Exhibit
*31.1	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 3.02 of the Sarbanes Oxley Act of 2002.

*31.2	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 3.02 of the Sarbanes Oxley Act of 2002.

*32.1	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.