Form 10-Q
period 2009-09-30
Alpha Natural Resources, Inc.
filed 2009-11-10
CIK 1301063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                             to
Commission File No. 001-32331

ALPHA NATURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1638663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Alpha Place, P.O. Box 2345, Abingdon, VA	24212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
 (276) 619-4410
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer    ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 23, 2009 – 120,256,572

PART I –FINANCIAL INFORMATION
Item 1. Financial Statements

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Coal revenues	$662,396	$601,477	$1,423,169	$1,627,617
Freight and handling revenues	47,592	75,709	129,091	220,896
Other revenues	19,258	11,218	49,960	36,640
Total revenues	729,246	688,404	1,602,220	1,885,153
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	469,451	441,092	1,039,490	1,213,999
Gain on sale of coal reserves	-	(11,446)	-	(11,446)
Freight and handling costs	47,592	75,709	129,091	220,896
Other expenses	11,251	40,235	15,650	35,859
Depreciation, depletion and amortization	78,246	40,155	154,803	125,548
Amortization of acquired coal supply agreements, net	57,983	-	57,983	-
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	83,544	20,936	122,917	56,962
Total costs and expenses	748,067	606,681	1,519,934	1,641,818

(Loss) income from operations	(18,821)	81,723	82,286	243,335
Other income (expense):
Interest expense	(42,835)	(9,723)	(62,854)	(30,225)
Interest income	295	2,725	1,275	5,702
Loss on early extinguishment of debt	(5,641)	(33)	(5,641)	(14,702)
Miscellaneous income, net	856	481	1,037	478
Total other expense, net	(47,325)	(6,550)	(66,183)	(38,747)
(Loss) income from continuing operations before income taxes	(66,146)	75,173	16,103	204,588
Income tax benefit (expense)	46,172	(9,066)	27,222	(39,886)
(Loss) income from continuing operations	(19,974)	66,107	43,325	164,702

Discontinued operations:
Loss from discontinued operations before income taxes	(2,290)	(11,768)	(11,600)	(19,590)
Gain on sale of discontinued operations	-	13,635	-	13,635
Income tax benefit (expense)	2,765	(543)	5,099	1,346
Income (loss) from discontinued operations	475	1,324	(6,501)	(4,609)
Net (loss) income	$(19,499)	$67,431	$36,824	$160,093

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.95	$0.53	$2.42
Income (loss) from discontinued operations	-	0.02	(0.08)	(0.07)
Net income (loss)	$(0.19)	$0.97	$0.45	$2.35

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.91	$0.53	$2.36
Income (loss) from discontinued operations	-	0.02	(0.08)	(0.07)
Net income (loss)	$(0.19)	$0.93	$0.45	$2.29

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated  Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$481,557	$676,190
Trade accounts receivable, net	265,848	163,674
Deferred income taxes	26,101	-
Inventories, net	187,855	86,594
Prepaid expenses and other current assets	105,887	65,325
Total current assets	1,067,248	991,783
Property, equipment and mine development costs, net	1,063,216	356,758
Owned and leased mineral rights, net	2,027,573	180,458
Owned lands	89,588	12,882
Goodwill	372,551	20,547
Acquired coal supply agreements, net	434,807	2,090
Deferred income taxes	-	83,689
Other non-current assets	66,814	61,631
Total assets	$5,121,797	$1,709,838
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$33,500	$232
Note payable	1,859	18,288
Trade accounts payable	146,054	102,975
Accrued expenses and other current liabilities	250,653	140,459
Total current liabilities	432,066	261,954
Long-term debt	756,553	432,795
Pension and postretirement medical benefit obligations	698,557	60,211
Asset retirement obligations	195,595	90,565
Deferred income taxes	340,174	-
Other non-current liabilities	151,982	68,621
Total liabilities	2,574,927	914,146

Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock - par value $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01, 200,000,000 shares authorized, 120,530,503 issued and 120,229,288 outstanding at September 30, 2009 and 70,513,880 issued and outstanding at December 31, 2008	1,205	705
Additional paid-in capital	2,180,153	484,261
Accumulated other comprehensive loss	(3,650)	(30,107)
Treasury stock, at cost: 301,215 and 0 shares at September 30, 2009 and December 31, 2008, respectively	(8,495)	-
Retained earnings	377,657	340,833
Total stockholders' equity	2,546,870	795,692
Total liabilities and stockholders' equity	$5,121,797	$1,709,838

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net income	$36,824	$160,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156,020	131,366
Amortization of acquired coal supply agreements, net	57,983	-
Amortization of debt issuance costs	2,588	2,985
Discontinuance of cash flow hedge on interest rate swap	23,549	-
Accretion of asset retirement obligation	7,717	5,553
Accretion of debt discount	8,327	5,110
Loss on early extinguishment of debt	5,641	14,702
Share-based compensation	26,650	15,873
Gain on sale of discontinued operations	-	(13,635)
Gain on sale of coal reserves	-	(11,446)
Unrealized mark-to-market (gains) losses on derivative instruments	(18,270)	11,094
Deferred income taxes	(48,890)	(1,158)
Other, net	1,069	(3,235)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(18,643)	(47,659)
Inventories, net	(23,454)	(13,265)
Prepaid expenses and other current assets	(21,565)	16,111
Other non-current assets	1,297	1,332
Trade accounts payable	(18,875)	39,998
Accrued expenses and other current liabilities	(10,477)	20,198
Pension and postretirement medical benefit obligations	(10,552)	6,627
Asset retirement obligations	(4,676)	(3,891)
Other non-current liabilities	9,853	(950)
Net cash provided by operating activities	$162,116	$335,803

Investing activities:
Capital expenditures	$(102,816)	$(113,632)
Cash acquired from a merger	23,505	-
Proceeds from disposition of property and equipment	522	16,241
Proceeds from sale of investment in coal terminal	-	1,500
Proceeds from sale of discontinued operations	-	45,000
Other, net	(1,615)	(3,247)
Net cash used in investing activities	$(80,404)	$(54,138)

Financing activities:
Proceeds from issuance of convertible debt	$-	$287,500
Principal repayments of note payable	(16,429)	(18,883)
Principal repayments on long-term debt	(241,500)	(193,921)
Debt issuance costs	(11,218)	(10,861)
Premium payment on early extinguishment of debt	-	(10,736)
Excess tax benefit from share-based awards	-	3,143
Proceeds from issuance of common stock, net	-	164,666
Common stock repurchases	(8,495)	-
Proceeds from exercise of stock options	2,419	3,356
Other, net	(1,122)	(160)
Net cash (used in) provided by financing activities	$(276,345)	$224,104
Net (decrease) increase in cash and cash equivalents	$(194,633)	$505,769
Cash and cash equivalents at beginning of period	676,190	54,365
Cash and cash equivalents at end of period	$481,557	$560,134

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock in connection with Merger	$1,628,601	$-

See accompanying notes to condensed consolidated financial statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share data)

(1)	Business and Basis of Presentation

Business

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger. Subsequent to the Merger, Foundation was renamed Alpha Natural Resources, Inc. (the “Company” or “New Alpha”) (see Note 18). For accounting purposes, the Merger was treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are the historical financial statements of the Company.

Foundation, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia, and Wyoming. Foundation primarily supplied steam coal to U.S. utilities generating electricity and industrial plants.

The Company and its consolidated subsidiaries are primarily engaged in the business of extracting, processing and marketing steam and metallurgical coal from surface and deep mines, and mainly sells to electric utilities, steel and coke producers, and industrial customers. The Company’s operations are located in Central Appalachia, Northern Appalachia, the the Powder River Basin of the United States.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant items subject to estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; environmental and reclamation obligations; pensions; coal supply agreements; postemployment, postretirement and other employee benefit obligations; future cash flows associated with assets; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; postretirement benefits other than pensions; valuation allowances for deferred income taxes; income tax provision calculations; reserves for contingencies and litigation; revenue recognized using the percentage of completion method; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with Old Alpha’s audited financial statements and related notes as of and for the year ended December 31, 2008 included in Old Alpha’s Form 8-K filed on May 22, 2009 with the Securities and Exchange Commission.

Subsequent to the Merger with Foundation, the Company’s results of operations are and will be affected by the following significant accounting policy:

Defined Benefit Retirement Plans

The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end balance sheet and provide the required disclosures as of the end of each fiscal year (see Note 13).

Reclassifications

On September 26, 2008, the Company sold its interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  Gallatin’s results of operations for the prior periods have been reported as discontinued operations (see Note 17).

On December 3, 2008, the Company announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Kingwood’s results of operations for the current and prior periods have been reported as discontinued operations (see Note 17).

Prior period Other revenues, Other expenses, and Coal revenues have been adjusted to conform to the current year presentation related to derivative instruments. Prior period Other revenues and Other expenses have been adjusted due to the reclassification of the unrealized gains and losses on forward coal sale and purchase contracts and commodity swaps for the three and nine months ended September 30, 2008. The unrealized gains and losses were previously reported in (Increase) Decrease in fair value of derivative instruments, net in the condensed consolidated income statement (see the last table in Note 11 which details amounts reclassified for the three and nine months ended September 30, 2008). In addition, Other revenues increased by $825 and $1,930 for the three and nine months ended September 30, 2008, respectively, due to the reclassification of bookouts that were previously reported in Coal revenues.

(2)	New Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2009, the Company adopted Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 defines the new hierarchy for U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the SEC. The Codification is effective for financial statements issued for reporting periods ending after September 15, 2009.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have an impact on the Company’s results of operations or financial position.

New Accounting Pronouncements Issued and not yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) (which has been incorporated into ASC 860).  SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and its adoption is not expected to affect the Company’s financial position or results of operations.

ASC 715-20, Defined Benefit Plans - General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this ASC include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, and concentrations of credit risk and fair value measurements of plan assets. ASC 715-20 will be effective for fiscal years ending after December 15, 2009. The implementation of this standard will have no impact on the amounts recorded in the Company’s consolidated financial statements. The Company will include the additional disclosures in the notes to the Company’s consolidated financial statements for the year ending December 31, 2009.

(3)	Earnings (Loss) Per Share

The number of shares used to calculate basic earnings (loss) per share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the 2.375% convertible senior notes due 2015 (the “Convertible Notes”) when they are convertible into the Company’s common stock. The Convertible Notes, which were issued in April 2008, become dilutive for earnings per share calculations when the average share price for the quarter exceeds the conversion price of $54.66.  The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money.  At September 30, 2009, the conversion option for the Convertible Notes was not in the money, therefore there was no dilutive earnings per share impact. In the nine months ended September 30, 2009, 287,534 shares were not included in the computation of diluted earnings per share because they were anti-dilutive.

The computations of basic and diluted earnings (loss) per share are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(19,974)	$66,107	$43,325	$164,702
Income (loss) from discontinued operations	475	1,324	(6,501)	(4,609)
Net income (loss)	$(19,499)	$67,431	$36,824	$160,093

Denominator:
Weighted average shares — basic	102,992,689	69,578,244	81,054,020	68,071,618
Dilutive effect of outstanding share-based awards	-	2,655,325	594,973	1,792,108
Weighted average shares — diluted	102,992,689	72,233,569	81,648,993	69,863,726

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.95	$0.53	$2.42
Income (loss) from discontinued operations	-	0.02	(0.08)	(0.07)
Total	$(0.19)	$0.97	$0.45	$2.35

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$0.91	$0.53	$2.36
Income (loss) from discontinued operations	-	0.02	(0.08)	(0.07)
Total	$(0.19)	$0.93	$0.45	$2.29

(4)	Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Raw coal	$19,158	$9,018
Saleable coal	124,962	61,297
Equipment for resale	2,432	2,282
Materials and supplies, net	41,303	13,997
Total inventories, net	$187,855	$86,594

(5)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	September 30,	December 31,
	2009	2008
Unamortized deferred financing costs	$15,500	$12,161
Advance mining royalties, net	15,272	14,234
Virginia tax credit, net	16,998	19,242
Equity-method investments	11,674	3,484
Derivative financial instruments	1,639	-
Other	5,731	12,510
	$66,814	$61,631

(6)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Interest rate swap	$25,601	$27,929
Workers' compensation obligations	32,584	7,871
Black lung obligations	29,317	1,732
Coal supply agreements, net	23,882	-
Derivative financial instruments	7,356	16,812
Deferred production tax	18,524	-
Deferred credits and other	14,718	14,277
	$151,982	$68,621

(7)	Income Taxes

Income tax expense (benefit) for continuing operations and discontinued operations for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Continuing operations	$(46,172)	$9,066	$(27,222)	$39,886
Discontinued operations	(2,765)	543	(5,099)	(1,346)
	$(48,937)	$9,609	$(32,321)	$38,540

A reconciliation of the statutory federal income tax expense (benefit) at 35% to actual income tax expense (benefit) related to continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Federal statutory income tax expense (benefit)	$(23,151)	$26,311	$5,636	$71,606
Increases (reductions) in taxes due to:
Percentage depletion allowance	(4,472)	(7,231)	(18,537)	(15,471)
Deduction for domestic production activities	569	(932)	-	(2,438)
State taxes, net of federal tax impact	(2,593)	2,323	(415)	6,278
Change in valuation allowance	(23,685)	(11,660)	(21,330)	(20,712)
Change in state rates	-	-	-	247
Non-deductible transaction costs	3,279	-	3,279	-
Interest Rate Swap	3,938	-	3,938	-
Other, net	(57)	255	207	376
Income tax expense (benefit) from continuing operations	$(46,172)	$9,066	$(27,222)	$39,886

During the third quarter, the Company reversed its valuation allowance that existed at June 30, 2009 in the amount of $22,185.  The reversal of the valuation allowance was triggered by the Company moving from a net deferred tax asset position to a net deferred tax liability position on its condensed consolidated balance sheet as a result of the Merger (see Note 18).

(8)	Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008

Term loan due 2011	$293,125	$-
Term loan due 2012	-	233,125
7.25% senior notes due 2014	298,285	-
7.25% senior notes discount	(9,079)	-
2.375% convertible senior note due 2015	287,500	287,500
2.375% convertible senior notes discount	(79,778)	(87,830)
Capital lease obligation	-	232
Total long-term debt	790,053	433,027
Less current portion	33,500	232
Long-term debt, net of current portion	$756,553	$432,795

Old Alpha Credit Agreement

On July 31, 2009, in conjunction with the Merger (see Note 18), Old Alpha terminated its existing senior secured credit facilities, which consisted of a $250,000 term loan facility, of which $233,125 was outstanding at July 31, 2009 (and due in 2012), and a $375,000 revolving credit facility. On July 31, 2009, the Company repaid the outstanding balance under the term loan and recorded a loss on early extinguishment of debt to write off the remaining balance of deferred loan costs in the amount of $5,641.

New Alpha Credit Facility

Prior to the Merger, Foundation had a credit facility (the “Foundation Credit Facility”) consisting of $500,000 secured revolving credit line and a $335,000 secured term loan. Repayment of outstanding indebtedness owed under the Foundation Credit Facility includes quarterly amortization of the term loan, which began in the third quarter of 2007, with both the term loan and revolving credit line maturing July 7, 2011.

In connection with the Merger, the Foundation Credit Facility was amended to add the Company and substantially all of the subsidiaries of Old Alpha (the “New Subsidiaries”) as guarantors under the Foundation Credit Facility (the “New Alpha Credit Facility”).  This amendment also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios.  Following the Merger and upon the amendment becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the New Alpha Credit Facility were increased from $100,000 to $200,000, of which $150,000 was utilized to increase the revolving credit line to $650,000.  As of September 30, 2009, the Company’s term loan due 2011 under the New Alpha Credit Facility had an outstanding balance of $293,125, with $33,500 classified as current portion of long-term debt.

2.375% Convertible Senior Notes Due June 2015

Old Alpha issued its 2.375% convertible senior notes due 2015 (the “Convertible Notes”) with an aggregate principal amount of $287,500 under an indenture dated as of April 7, 2008, as supplemented (the “Convertible Notes Indenture”).  Following completion of the Merger, the Company assumed Old Alpha’s obligations in respect of the Convertible Notes by executing a supplemental indenture, dated as of July 31, 2009, among Old Alpha, as issuer, the Company, as successor issuer, and Union Bank of California (“UBOC”), as trustee.  As of September 30, 2009, the aggregate principal amount of the Convertible Notes was $287,500.

The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables.  The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2008 and will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 18.2962 shares of common stock per one thousand principal amount of Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company's election.

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become and be immediately due and payable.

As a result of the Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Merger, which was July 31, 2009.  There were no notes converted during the conversion period. The Convertible Notes were not convertible as of September 30, 2009 and therefore have been classified as long-term debt.

On January 1, 2009, the Company adopted ASC 470-20, Debt with Conversion and other Options (“ASC 470-20”).  ASC 470-20 applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion, and requires issuers of convertible debt instruments to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Upon adoption of ASC 470-20, the Company retrospectively applied the change in accounting principle to prior accounting periods.  Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87,830 and an increase in paid in capital of $69,851, (2) an increase to deferred loan costs of $5,309, (3) a net reduction to deferred tax assets of $23,124 ($36,262 reduction in deferred tax assets, offset by a $13,138 change in the valuation allowance), and (4) a net increase in retained earnings of $164.  In addition, the adoption of the standard resulted in the following non-cash income statement impacts: (1) an increase in interest expense of $2,728 for the three months ended September 30, 2008 and a reduction in interest expense of $3,369 for the nine months ended September 30, 2008, which is comprised of the reestablishment of the deferred loan costs of $8,903 in the second quarter of 2008 that were previously written off, offset by amortization of the deferred loan costs of $212 and $424 for the three and nine months ended September 30, 2008, respectively, and the accretion of the convertible debt discount of $2,516 and $5,110 for the three and nine months ended September 30, 2008, respectively, (2) an increase in income tax expense of $296 and $13,006 for the three and nine months ended September 30, 2008, respectively, and (3) a decrease in net income of $2,432 and $9,637 for the three and nine months ended September 30, 2008, respectively.

For the three and nine month periods ended September 30, 2009, the adoption of ASC 470-20 increased non-cash interest expense by $2,954 and $8,690, respectively, related to the accretion of the convertible debt discount and the amortization of the deferred loan costs.  The deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, which are due in 2015, and provide for an effective interest rate of 8.64%.  As of September 30, 2009, the carrying amounts of the debt and the equity components were $207,722 and $95,511, respectively, and the unamortized discount of the debt was $79,778.  For the three and nine month periods ended September 30, 2009, the Company incurred expense of $1,707 and $5,121, respectively, on the contractual interest coupon.

7.25% Senior Notes Due August 1, 2014

Prior to the Merger, on July 31, 2004, a subsidiary of Foundation, Foundation PA Coal Company, LLC (“Foundation PA”) issued $300,000 aggregate principal amount of notes that mature on August 1, 2014 (the “2014 Notes”).  The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries.  As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On July 31, 2009, in connection with the Merger, the Company assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes.  On August 1, 2009, in connection with the Merger, FCC merged with and into the Company.  As of September 30, 2009, the outstanding balance of the 2014 Notes was $289,206, which is net of the debt discount of $9,079.

Accounts Receivable Securitization

On March 25, 2009, the Company and certain subsidiaries became a party to an $85,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by the Company. The sole purpose of the SPE is to purchase trade receivables generated by certain of the Company’s operating subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85,000 of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for the ultimate benefit of the Company.

The SPE is consolidated into the Company’s financial statements, and therefore has no impact on the Company’s consolidated financial statements. The assets of the SPE, however, are not available to the creditors of the Company or any other subsidiary. The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility.  Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility and varies over time. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of September 30, 2009, letters of credit in the amount $80,100 were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  As outstanding letters of credit exceeded borrowing capacity as of September 30, 2009, the Company was required to provide additional collateral in the form of $14,174 of restricted cash, which is included in prepaid expenses and other current assets, to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. The Company does not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

(9)	Asset Retirement Obligation

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing. The Company conducts its operations to protect the public health and environment and believes its operations are in material compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the exact amount of such future expenditures. Estimated future reclamation costs are based principally on estimated costs to achieve compliance with legal and regulatory requirements.

At September 30, 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $206,344. The current portion of the asset retirement obligation liabilities of $10,749 and $8,375 at September 30, 2009 and December 31, 2008, respectively, are included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2009.  These regulatory obligations are secured by surety bonds in the amount of $445,796 at September 30, 2009 and $148,952 at December 31, 2008.

Changes in the reclamation obligation related to continuing operations were as follows:

Asset retirement obligation at December 31, 2008	$94,032

Accretion for the period	7,331
Expenditures for the period	(4,088)
Acquisitions during the period (Including amounts related to Foundation Merger)	101,891
Sites added during the period	2,567
Revisions in estimated cash flows	(625)
Asset retirement obligation at September 30, 2009	$201,108

Changes in the reclamation obligation related to discontinued operations were as follows:

Asset retirement obligation at December 31, 2008	$4,908

Accretion for the period	386
Expenditures for the period	(588)
Revisions in estimated cash flows	530
Asset retirement obligation at September 30, 2009	$5,236

(10)	Share-Based Compensation Awards

On July 31, 2009, subsequent to the Merger, the Company’s Board of Directors adopted the Foundation amended and restated 2004 Stock Incentive Plan (the “2004 SIP”).  The 2004 SIP permits the Company to grant its key employees, directors and consultants nonqualified stock options (“options”), stock appreciation rights, restricted stock or other share-based awards. The awards under the 2004 SIP may be granted at fair value with an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2004 SIP is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock, and as of September 30, 2009, 1,396,816 shares of common stock were available for grant under the plan.  During the quarter ended September 30, 2009, the Company granted non-employee directors and certain key employees 139,650 restricted stock units from the 2004 SIP.

The Company retained Old Alpha’s existing 2004 Long-Term Incentive Plan (“2004 LTIP”) and 2005 Long-Term Incentive Plan (“2005 LTIP”). Due to certain restrictions in these plans, the Company can grant share-based awards only to Old Alpha employees.

At September 30, 2009, the Company had four types of share-based awards outstanding: restricted stock, performance shares, restricted stock units, and options. Share-based compensation expense totaled $19,179 and $1,298 for the three months ended September 30, 2009 and 2008, respectively, and $26,650 and $15,873 for the nine months ended September 30, 2009 and 2008, respectively.

For the three and nine months ended September 30, 2009 $15,068 and $20,480, respectively, of share-based compensation expense is reported as a component of selling, general and administrative expenses. For the three and nine months ended September 30, 2008, $304 and $7,684, respectively, of share-based compensation expense is reported as a component of selling, general and administrative expenses.  For the three and nine months ended September 30, 2009 $4,111 and $6,170, respectively, of share-based compensation expense is reported as a component of cost of sales. For the three and nine months ended September 30, 2008, $961 and $7,695, respectively, of share-based compensation expense is reported as a component of cost of sales.  For the three and nine months ended September 30, 2008, $33 and $494, respectively, of share-based compensation expense has been reclassified from cost of sales to discontinued operations.  The Company reports the benefits of income tax deductions that exceed recognized compensation as cash flow from financing activities.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock, restricted stock units, and performance shares.  During the nine months ended September 30, 2009, the Company repurchased 301,215 common shares from employees at an average price paid per share of $28.20.

Stock Options

Stock option activity for the nine months ended September 30, 2009 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2008	519,984	$17.87
Assumed	1,118,497	$7.28
Exercised	(319,991)	$7.56
Forfeited/Expired	(25,927)	$15.39
Outstanding at September 30, 2009	1,292,563	$11.30	5.06
Exercisable at September 30, 2009	1,031,941	$10.66	5.03

The 1,118,497 options assumed are former Foundation outstanding options awarded from the 2004 SIP that fully vested upon change of control due to the Merger, with an expiration date of August 10, 2014.  The Company determined the fair value of these options at the time of the Merger and recognized a charge of $600 for share-based compensation for the quarter ended September 30, 2009. For the quarter ended September 30, 2009, 287,366 of these options were exercised.

The aggregate intrinsic value of options outstanding at September 30, 2009 was $30,759 and the aggregate intrinsic value of exercisable options was $25,209. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $8,294 and $6,425, respectively.  As of September 30, 2009, $411 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 0.36 years.

Restricted Share Awards

Restricted share award activity for the nine months ended September 30, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	952,789	$19.33
Granted	921,901	$18.92
Vested	(491,687)	$19.84
Forfeited/Expired	(164,086)	$18.59
Non-vested shares outstanding at September 30, 2009	1,218,917	$18.97

The Company granted 921,901 restricted share awards during the nine months ended September 30, 2009. The restricted shares vest ratably over three years or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the Company. There were no restricted share awards previously granted by Foundation that were assumed by the Company in connection with the Merger.

The fair value of restricted share awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of September 30, 2009, there was $12,408 of unamortized compensation cost related to non-vested shares, which is expected to be recognized as expense over a weighted-average period of 1.95 years.

Restricted Share Units

Restricted share unit award activity for the nine months ended September 30, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	17,056	$26.39
Assumed	355,674	$33.31
Granted	358,030	$33.37
Forfeited/Expired	(21,002)	$33.81
Non-vested shares outstanding at September 30, 2009	709,758	$32.45

The Company granted 358,030 restricted share unit awards during the nine months ended September 30, 2009.  The 355,674 assumed shares are former Foundation performance restricted stock unit awards that converted to time vested awards upon change of control due to the Merger.  These awards vest on various time schedules through February 2012. After the Merger, the Company also granted 139,650 and 218,380 restricted share units from the 2004 SIP and 2005 LTIP, respectively, to certain key employees and non-employee directors.  The awards to employees vest ratably over three years or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the Company.  Upon vesting, the Company will issue shares of its common stock to the employee.  For non-employee directors, the Company will issue shares of its common stock to the director six months after termination of such director’s service on the Company’s Board.

The fair value of restricted share unit awards is based on the closing stock price on the date of grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures. As of September 30, 2009, there was $13,542 of unamortized compensation cost related to non-vested share units, which is expected to be recognized as expense over a weighted-average period of 2.27 years.

Performance Share Awards

Performance share award activity for the nine months ended September 30, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	527,183	$16.59
Granted	497,940	$24.21
Awards with a service inception date	429,070	$35.10
Earned	(35,219)	$21.15
Forfeited or expired	(66,545)	$19.30
Non-vested shares outstanding at September 30, 2009	1,352,429	$26.98

The Company issued 35,219 shares to employees on February 10, 2009, earned under the 2006 performance grant, which vested on December 31, 2008.  Based upon the Company’s performance against the pre-established operating income and return on invested capital targets, shares were issued to employees based on 30% of the targeted amount. There were no performance share awards previously granted by Foundation that were assumed by the Company in connection with the Merger.

The Company has outstanding performance award grants for the following measurement periods: 2007 to 2009, 2008 to 2010, and 2009 to 2011, each subject to a three year cliff-vesting period. Recipients of these awards can receive shares of the Company's common stock at the end of a performance period, based on the Company's actual performance against pre-established operating income goals, total shareholder return goals, and strategic goals. In order to receive the shares, the recipient must be employed by the Company on the vesting date. For the awards granted to certain employees and officers of the Company in 2008 and 2009, the Company must achieve a pre-determined EBITDA level during the performance period in addition to the criteria specified in the plan in order for the recipient to receive these performance share awards.  The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate.

The grant date fair value of the awards related to operating income is based on the closing price of the Company's common stock on the grant date of the award and is being amortized over the performance period. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. The portion of the awards related to the strategic component do not meet the criteria for a grant date pursuant to ASC 718, Compensation – Stock Compensation. However, after the successful completion of the Merger, the Company determined that attainment of the strategic component of the awards was probable, thus requiring the Company to recognize the associated expense at fair value until a grant date is established. For the three and nine month periods ended September 30, 2009, the Company recognized expense for the strategic components of the 2007, 2008, and 2009 performance share awards in the amount of $7,314.

As of September 30, 2009, there was $8,092 of unamortized compensation cost related to the outstanding performance share awards.  This unamortized compensation cost is expected to be recognized over the remaining periods up to June 1, 2012.

(11)	Derivative Financial Instruments

Derivative instruments and hedging activities are recorded as either assets or liabilities in the condensed consolidated balance sheets and are measured at fair value.

On the date a derivative instrument is entered into, the Company generally designates a qualifying derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction “cash flow hedge”.

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

Forward Contracts

The Company manages price risk for coal sales and purchases through the use of coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by ASC 815-10-10. The majority of the Company’s forward contracts do not qualify as derivatives. The majority of contracts that do qualify as derivatives also qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that qualify as derivatives and do not qualify for the NPNS exception are accounted for at fair value and accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosive expenses represented approximately 8% of  cost of coal sales for the nine months ended September 30, 2009. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to 60% and 50% of anticipated diesel fuel usage for the remainder of 2009 and for calendar year 2010, respectively. The average fixed price per swap for diesel fuel hedges is $2.95 per gallon and $2.42 per gallon for the remainder of 2009 and for calendar year 2010, respectively. As of September 30, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 91% and 75% of anticipated explosive usage in the Powder River Basin for the remainder of 2009 and for calendar year 2010, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.

The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The Company previously entered into a pay-fixed, receive variable interest rate swap to convert the Company’s variable-rate term loan into fixed-rate debt.  The interest rate swap was designated as a qualifying cash flow hedge. During the three months ended September 30, 2009, the Company repaid the related term loan and de-designated the swap as a cash flow hedge. Accordingly, the Company reclassified $23,549 from Accumulated other comprehensive income (loss) into interest expense. The Company did not terminate the interest rate swap and subsequent changes in fair value will be recorded in interest expense.

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in assets as of September 30, 2009 and December 31, 2008:

	Asset Derivatives
	9/30/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Commodity swaps	Prepaid expenses and other current assets	$28	Prepaid expenses and other current assets	$-
Commodity swaps	Other assets	729	Other assets	-
Total Derivatives Designated as Hedging Instruments		$757		$-

Derivatives Not Designated as Hedging Instruments
Forward coal sales	Prepaid expenses and other current assets	$513	Prepaid expenses and other current assets	$-
Forward coal purchases	Prepaid expenses and other current assets	-	Prepaid expenses and other current assets	2,854
Commodity swaps	Prepaid expenses and other current assets	1,257	Prepaid expenses and other current assets	5,186
Commodity swaps	Other assets	910	Other assets	-
Total Derivatives Not Designated as Hedging Instruments		$2,680		$8,040

Total Derivatives		$3,437		$8,040

The following are the derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments, and their related effect in liabilities as of September 30, 2009 and December 31, 2008:

	Liability Derivatives
	9/30/2009		12/31/2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Commodity swaps	Accrued expenses and other current liabilities	$47	Accrued expenses and other current liabilities	$-
Commodity swaps	Other liabilities	366	Other liabilities	-
Interest rate swaps	Other liabilities	-	Other liabilities	27,929
Total Derivatives Designated as Hedging Instruments		$413		$27,929

Derivatives Not Designated as Hedging Instruments
Forward coal sales	Accrued expenses and other current liabilities	$-	Accrued expenses and other current liabilities	$3,042
Forward coal purchases	Accrued expenses and other current liabilities	1,698	Accrued expenses and other current liabilities	-
Forward coal purchases	Other liabilities	161	Other liabilities	-
Commodity swaps	Accrued expenses and other current liabilities	20,310	Accrued expenses and other current liabilities	25,081
Commodity swaps	Other liabilities	6,829	Other liabilities	16,812
Coal options	Accrued expenses and other current liabilities	322	Accrued expenses and other current liabilities	-
Interest rate swaps	Other liabilities	25,601	Other liabilities	-
Total Derivatives Not Designated as Hedging Instruments		$54,921		$44,935

Total Derivatives		$55,334		$72,864

The following are the derivatives in cash flow hedging relationships and their related effect in Other Comprehensive Income (Loss) (“OCI”) for the three and nine months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commodity swaps	$132	$-	$(445)	$-
Total	$132	$-	$(445)	$-

The following are the derivatives not designated as hedging instruments and their related effect in the condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008:

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
Forward coal sales	Other revenues	$3,173	$(29,399)	$2,777	$26,932
Forward coal purchases	Other revenues	(4,063)	35,323	(3,568)	(22,761)
Coal options	Other revenues	(204)	-	(204)	-
Commodity swaps	Other expenses	(354)	28,370	(15,223)	6,923
Interest rate swaps	Interest expense	(25,601)	-	(25,601)	-
Total		$(27,049)	$34,294	$(41,819)	$11,094

For the three and nine month periods ended September 30, 2008, the total amounts shown above were previously presented as (Increase) Decrease in fair value of derivatives, net.

(12)	Fair Value of Financial Instruments and Fair Value Measurements

The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.

Cash and Cash Equivalents, Trade Accounts Receivables, Note Payable, Trade Accounts Payable, Accrued Expenses and Other Current Liabilities:  The carrying amounts approximate fair value due to the short maturity of these instruments.

Long-term Debt: The fair value of the Convertible Notes was estimated using observable market prices as these securities are traded. The fair value of the 2014 Notes and the term loan due 2011 is estimated based on a current market rate of interest offered to the Company for debt of similar maturities. As of December 31, 2008, the fair value of the term loan due 2012 was estimated using observable market prices for debt of similar characteristics and maturities. In conjunction with the Merger, the Company repaid the outstanding balance under the term loan due 2012. The carrying value of the Company’s capital lease obligation approximates fair value due to the short maturity of these instruments.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term loan due 2011	$293,125	$293,662	$-	$-
Term loan due 2012	-	-	233,125	194,659
7.25% senior notes due 2014, net of discount of $9,079 for September 30, 2009	289,206	294,908	-	-
2.375% convertible senior notes due 2015, net of discount of $79,778 and $87,830 for September 30, 2009 and December 31, 2008, respectively	207,722	278,128	199,670	186,013
Capital lease obligation	-	-	232	232
Total long-term debt	$790,053	$866,698	$433,027	$380,904

The following tables set forth by level, within the fair value hierarchy, the Company's financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2009 and December 31, 2008, respectively.  As required by ASC 820, Fair Value Measurements and Disclosures, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of September 30, 2009
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
Forward coal sales	$513	$513	$-	$513	$-
Forward coal purchases	$(1,859)	$(1,859)	$-	$(1,859)	$-
Commodity swaps	$(24,628)	$(24,628)	$-	$(24,628)	$-
Coal options	$(322)	$(322)	$-	$(322)	$-
Interest rate swaps	$(25,601)	$(25,601)	$-	$(25,601)	$-

	As of December 31, 2008
			Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other	Significant
			Active	Observable	Unobservable
	Carrying	Total Fair	Markets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
Forward coal sales	$(3,042)	$(3,042)	$-	$(3,042)	$-
Forward coal purchases	$2,854	$2,854	$-	$2,854	$-
Commodity swaps	$(36,707)	$(36,707)	$-	$(36,707)	$-
Interest rate swaps	$(27,929)	$(27,929)	$-	$(27,929)	$-

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 2 Fair Value Measurements

Forward Coal Purchases and Sales – The fair value of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes.

Commodity Swaps – Since the Company’s commodity swaps are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets.

Coal Options – The fair value of the coal options were estimated using discounted cash flow calculations based upon forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes.

Interest Rate Swaps – The fair value of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

(13)	Pension and Other Postretirement Benefit Plans

In conjunction with the Merger, the Company assumed two non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain salaried and non-union hourly employees. Benefits are based on either the employee’s compensation prior to retirement or “plan specified” amounts for each year of service with the Company. Additionally, the Company also assumed the obligations for certain multi-employer defined benefit pension plans administered by the UMWA covering certain hourly employees in Pennsylvania represented by the UMWA. Company contributions to these multi-employer plans and other contractual payments under the UMWA wage agreement, which are expensed when paid, are based primarily on hours worked. Funding of these plans is in accordance with the requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, and can be deducted for federal income tax purposes. The Company expects to contribute approximately $22,700 to the Pension Plans for calendar year 2009, of which $21,000 has already been paid.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$1,386	$-	$1,386	$-
Interest cost	2,391	-	2,391	-
Expected return on plan assets	(1,811)	-	(1,811)	-
Net periodic benefit cost	$1,966	$-	$1,966	$-

The Company provides current and certain retired employees and their dependents postretirement medical benefits by accruing the costs of such benefits over the service lives of employees. Premiums are paid by the Company based on years of service, with the difference, if any, contributed by the employee. In connection with the Merger, the Company assumed the obligations of certain postretirement medical plans that provide postretirement medical and life insurance benefits to union and non-union employees. The postretirement medical plans for salaried and nonunion represented hourly employees provide benefits for most employees who reach normal, or in certain cases, early retirement age while employed by the Company and are contributory, with annual adjustments to retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan covering union employees is established by collective bargaining and is noncontributory. Employer contributions for postretirement medical benefits paid for the three months ended September 30, 2009 and 2008 were $3,246 and $95, respectively, and for the nine months ended September 30, 2009 and 2008 were $3,425 and $177, respectively. The postretirement medical benefits plans are unfunded.

Components of Net Periodic Other Postretirement Benefit Plan Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$2,121	$696	$3,329	$2,082
Interest cost	6,671	819	8,675	2,565
Expected return on plan assets	(21)	-	(21)	-
Amortization of prior service cost	536	545	1,665	1,775
Amortization of net actuarial gain	(50)	-	(100)	-
Curtailment gain	-	-	(712)	-
Net periodic benefit cost	$9,257	$2,060	$12,836	$6,422

(14)	Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows for the three months and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income (loss)	$(19,499)	$36,824
Change in fair value and the de-designation of the cash flow hedge related to the interest rate swap, net of tax effect of ($5,810) and ($6,968), for the three months and nine months, respectively	17,455	20,961
Adjustment related to postretirement medical, net of tax effect of $1,276 and ($3,190), for the three months and nine months, respectively	(790)	5,003
Adjustment related to black lung obligations, net of tax effect of ($8) and ($20), for the three months and nine months, respectively	13	48
Change in fair value of cash flow hedge related to natural gas, net of tax effect of ($45) for the three months and nine months	83	83
Change in fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of $40 and ($231) for the three months and nine months, respectively	(214)	361
Total comprehensive income (loss)	$(2,952)	$63,280

Total comprehensive income is as follows for the three months and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income	$67,431	$160,093
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of $289 and ($540), for the three months and nine months, respectively	(457)	851
Adjustment related to postretirement medical, net of tax effect of ($211) and ($687), for the three months and six months, respectively	334	1,088
Adjustment related to black lung obligations, net of tax effect of ($9) and ($26), for the three months and nine months, respectively	13	41
Total comprehensive income	$67,321	$162,073

The following table summarizes the components of accumulated other comprehensive loss at September 30, 2009:

Adjustment related to postretirement medical obligations, net of tax effect of $394	$(3,544)
Adjustment related to black lung obligations, net of tax effect of $174	(550)
Fair value of cash flow hedge related to natural gas swaps, net of tax effect of ($45)	83
Fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of ($231)	361
Total accumulated other comprehensive loss	$(3,650)

(15)	Commitments and Contingencies

(a) General

The Company follows ASC 450, Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material.

(b) Commitments and Contingencies

Commitments

On February 20, 2008, Foundation was the successful bidder on a federal coal lease by the Bureau of Land Management, a unit of the United States Department of the Interior. The bid was accepted as submitted in the amount of $180,540 for an approximate 1,428 acre tract of federal land. The lease became effective on May 1, 2008. This lease is subject to the deferred bonus payment provisions of the Code of Federal Regulations and, as such, the Company remits the bonus payment in five equal installments, the first of which was submitted with the bid as a deposit on the lease in February 2008 and the second was submitted in May 2009. These payments are included in Owned and leased mineral rights, net in the consolidated balance sheets. The remaining three installments of $36,108 each are due on the anniversary dates of the lease.

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company's condensed consolidated balance sheets.  Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments. The amount of outstanding surety bonds related to the Company’s reclamation obligations as of September 30, 2009 is presented in Note 9.

In connection with the Merger, Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (collectively, “Sellers”) became indirect wholly owned subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 (“Birchwood Contract”). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp. or Foundation. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, Foundation agreed to defend, indemnify and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, Foundation and Arch acknowledged the continuing validity and effect of this Agreement & Release.

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of September 30, 2009 is presented in Note 8. At September 30, 2009, the Company had $177,033 of additional letters of credit outstanding under its revolving credit facility. Of this amount, $34,000 is being used to partially collateralize the surety bonds securing the Company’s regulatory obligations for asset retirements. See Note 9.

(d) Legal Proceedings

The Company is a party to a number of legal proceedings incident to its normal business activities. While the Company cannot predict the outcome of these proceedings, the Company does not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon its consolidated cash flows, results of operations or financial condition.

Nicewonder Litigation

In December 2004, prior to the Company’s Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became the Company’s wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

In September 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. In anticipation of a potential Court directive that the contract be renegotiated for such payment, for which the WVDOH had committed to reimburse NCI, the Company recorded a $9,000 long-term liability for the potential obligations under the ruling and an offsetting $9,000 long-term receivable for the recovery of these costs from the WVDOH.

On September 30, 2009, the Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to circuit court in Kanawha County, WV for resolution. The Court also vacated portions of its September 2007 order, and held that the plaintiff lacked standing to pursue the Davis-Bacon Act claim and further concluded that no private right of action exists to challenge the absence of a provision in a contract for highway construction requiring payment of prevailing wages established by the Davis-Bacon Act.  As a result of the September 30, 2009 ruling, the Company’s previously established long-term liability and offsetting long-term receivable of $9,000 have been reversed.

(16) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Merger, Old Alpha had only one reportable segment, Coal Operations. As a result of the Merger, the Company changed its organizational structure and now has two reportable segments: Western Coal Operations, or “WCO”, which consists of two Powder River Basin surface mines as of September 30, 2009 and Eastern Coal Operations or “ECO”, which consists of 36 underground mines and 25 surface mines in Central and Northern Appalachia, as well as the Company’s road construction business which operates in Central Appalachia. In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; general corporate overhead, assets, and liabilities; and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as income from continuing operations plus interest expense, income tax expense, amortization of coal supply agreements and depreciation, depletion and amortization, less interest income. All prior periods segment information has been reclassified to conform to this new presentation.

Segment operating results from continuing operations and capital expenditures including discontinued operations for the three months ended September 30, 2009 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$632,042	$90,240	$6,964	$729,246
Amortization of acquired coal supply agreements, net	$38,169	$19,814	$-	$57,983
Depreciation, depletion, and amortization	$65,710	$10,277	$2,259	$78,246
EBITDA from continuing operations	$163,665	$18,042	$(69,084)	$112,623
Capital expenditures	$50,307	$4,242	$2,157	$56,706

Segment operating results from continuing operations and capital expenditures including discontinued operations for the nine months ended September 30, 2009 and segment assets as of September 30, 2009 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$1,495,371	$90,240	$16,609	$1,602,220
Amortization of acquired coal supply agreements, net	$38,169	$19,814	$-	$57,983
Depreciation, depletion, and amortization	$140,832	$10,277	$3,694	$154,803
EBITDA from continuing operations	$340,281	$18,042	$(67,855)	$290,468
Capital expenditures	$94,338	$4,242	$4,236	$102,816
Total assets	$3,744,456	$692,125	$685,216	$5,121,797

Segment operating results from continuing operations and capital expenditures including discontinued operations for the three months ended September 30, 2008 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$685,610	$-	$2,794	$688,404
Depreciation, depletion, and amortization	$39,649	$-	$506	$40,155
EBITDA from continuing operations	$126,359	$-	$(4,033)	$122,326
Capital expenditures	$38,663	$-	$762	$39,425

Segment operating results from continuing operations and capital expenditures including discontinued operations for the nine months ended September 30, 2008 and segment assets as of September 30, 2008 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$1,875,457	$-	$9,696	$1,885,153
Depreciation, depletion, and amortization	$124,048	$-	$1,500	$125,548
EBITDA from continuing operations	$377,070	$-	$(22,411)	$354,659
Capital expenditures	$111,528	$-	$2,104	$113,632
Total assets	$986,240	$-	$709,550	$1,695,790

Reconciliation of total segment EBITDA from continuing operations to income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
EBITDA from continuing operations	$112,623	$122,326	$290,468	$354,659
Interest expense	(42,835)	(9,723)	(62,854)	(30,225)
Interest income	295	2,725	1,275	5,702
Income tax expense	46,172	(9,066)	27,222	(39,886)
Depreciation, depletion and amortization	(78,246)	(40,155)	(154,803)	(125,548)
Amortization of acquired coal supply agreements, net	(57,983)	-	(57,983)	-
Income (loss) from continuing operations	$(19,974)	$66,107	$43,325	$164,702

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $202,742 and $524,319 or approximately 29% and 34% of total coal and freight revenues for the three months and nine months ended September 30, 2009, respectively. Export revenues totaled $365,141 and $986,614 or approximately 54% and 53% of total coal and freight revenues for the three months and nine months ended September 30, 2008, respectively.

(17)	Discontinued Operations

Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin, a lime manufacturing business, to an unrelated third party for cash in the amount of $45,000.  An escrow balance of $4,500 was established at the time of the sale by the Company to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  As of September 30, 2009, all outstanding obligations had been satisfied and the balance of the escrow account was released.  The results of operations for the prior period have been reported as discontinued operations.  Previously, the results of operations were reported in the All Other segment of Old Alpha.

The following table reflects the results of operations for Gallatin’s discontinued operations for the three months and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Total revenues	$3,040	$6,863
Costs and expenses	(6,565)	(13,206)
Gain on sale of discontinued operations	13,635	13,635
Income from operations	10,110	7,292
Other expense	(1,102)	(1,440)
Income tax expense from discontinued operations	(4,011)	(2,606)
Income from discontinued operations	$4,997	$3,246

Kingwood Mining Company, LLC

On December 3, 2008, the Company announced the permanent closure of Kingwood.  The decision was a result of adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location. The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations.  Previously, the results of operations were reported in the Eastern Coal Operations segment of the Company’s business.

The following table reflects the results of operations for Kingwood’s discontinued operations for the three months and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Total revenues	$-	$20,829	$3,496	$71,478
Costs and expenses	(2,296)	(27,970)	(15,103)	(83,288)
Loss from operations	(2,296)	(7,141)	(11,607)	(11,810)
Other income	6	-	7	3
Income tax benefit from discontinued operations	2,765	3,468	5,099	3,952
Income (loss) from discontinued operations	$475	$(3,673)	$(6,501)	$(7,855)

The assets and liabilities of Kingwood’s discontinued operations as of September 30, 2009 and December 31, 2008 are shown below:

	September 30,	December 31,
	2009	2008

Current assets	$-	$246
Property, plant, and equipment, net	3,445	12,387
Other assets	440	457
Total assets	$3,885	$13,090

Current liabilities	$4,810	$10,308
Noncurrent liabilities	9,639	11,606
Total liabilities	$14,449	$21,914

Net liability	$(10,564)	$(8,824)

The following table displays a roll-forward of Kingwood’s liability for the severance charge, included in current liabilities above, from December 31, 2008 through September 30, 2009:

	Accrual at December 31, 2008	Payments	Accrual at September 30, 2009

Severance and related personnel expenses	$3,433	$3,375	$58

(18)	Merger with Foundation Coal Holdings, Inc.

On May 11, 2009, Old Alpha and Foundation executed an agreement and plan of merger pursuant to which Old Alpha was to be merged with and into Foundation, with Foundation continuing as the surviving corporation of the Merger. On July 31, 2009, the Merger was completed and Foundation was renamed Alpha Natural Resources, Inc. The headquarters of the Company are located in Abingdon, VA. The former headquarters of Foundation located in Linthicum Heights, MD will remain open for a period of at least 18 months.

At the effective time of the Merger on July 31, 2009 (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, other than any shares owned by Old Alpha, was converted into the right to receive 1.0840 (the “Exchange Ratio”) shares of common stock, par value $0.01, of New Alpha, and each issued and outstanding share of common stock, par value $0.01, of Old Alpha, other than any shares owned by Foundation, automatically became one share of common stock of New Alpha. Immediately after the Effective Time, Old Alpha’s stockholders owned approximately 59% of New Alpha common stock and Foundation’s stockholders owned approximately 41% of New Alpha common stock.  All currently issued and outstanding options to purchase Foundation common stock vested and were converted into vested options to purchase New Alpha common stock, with adjustments to reflect the Exchange Ratio, and all outstanding options to purchase Old Alpha’s common stock were converted into options to purchase New Alpha common stock, without adjustment.  Other outstanding equity-based awards of Foundation either vested and were converted into the right to receive 1.0840 shares of New Alpha common stock, or were converted into vested and unvested awards with respect to New Alpha common stock, as applicable.  Other outstanding equity-based awards of Old Alpha were converted into awards with respect to New Alpha common stock.  No fractional shares of New Alpha common stock were issued in the Merger, and Foundation’s stockholders received cash in lieu of fractional shares, if any, of New Alpha common stock. The Merger qualified as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger has been accounted for as a business combination under ASC 805-40, Business Combinations – Reverse Acquisitions.   For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer.  Accordingly, Old Alpha’s historical financial statements became the historical financial statements of New Alpha for comparative purposes.

The Company issued 48,452,298 shares of common stock to the shareholders of Foundation, after adjustment to reflect the merger ratio. Certain outstanding equity-based awards of Foundation vested and resulted in the issuance of an additional 451,300 shares of common stock. Additionally, all issued and outstanding options to purchase Foundation common stock vested and were converted into 1,118,497 vested options to purchase Company common stock, with adjustments to reflect the Exchange Ratio. Other outstanding equity-based awards of Foundation consisting of 176,089 restricted stock units vested were converted into the right to receive 1.0840 shares of Company common stock and 355,674 restricted stock units were converted into unvested awards with respect to Company common stock.

The fair value of the total consideration transferred was $1,668,398. The acquisition date fair value of each class of consideration transferred was as follows:

Common shares	$1,613,946
Other equity awards	53,392
Cash performance units	1,056
Cash-fractional shares	4
Total purchase price	$1,668,398

Fair value of common stock issued was determined by the closing price of Old Alpha’s common stock on the day of the Merger. The fair value of other equity awards was determined in accordance with the provisions of ASC 505. The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Foundation as follows:

Cash	$23,505
Accounts receivable	83,531
Coal inventories	47,433
Other current assets	68,133
Property and equipment	716,749
Owned lands	76,134
Owned and leased mineral rights	1,885,904
Coal supply agreements	494,298
Other non-current assets	14,295
Goodwill	352,004
Total assets	$3,761,986

Current liabilities	(182,669)
Long-term debt	(590,431)
Asset retirement obligation	(101,555)
Deferred taxes	(436,198)
Pension and post retirement obligations	(681,051)
Other long-term liabilities	(101,684)
Total liabilities	$(2,093,588)

Net tangible and intangible assets acquired	$1,668,398

Goodwill has been preliminarily allocated to the Eastern Coal Operations segment based on expected future synergies including the ability to blend certain Northern Appalachian coal acquired in the Merger with Old Alpha production from Northern and Central Appalachia, however, the Company has not completed the allocation of goodwill to all of its reporting units at the date of the financial statements. The final goodwill allocation may include an amount allocated to the Western Coal Operations segment.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Merger occurred at the beginning of each of the periods being presented.  The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the Merger occurred at the beginning of each of the periods presented, or of future results of operations.

The unaudited pro forma results for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues
As reported	$729,246	$688,404	$1,602,220	$1,885,153
Pro forma	$851,579	$1,069,322	$2,522,441	$3,078,381

Income (loss) from continuing operations
As reported	$(19,974)	$66,107	$43,325	$164,702
Pro forma	$(60,891)	$(35,868)	$(89,829)	$(42,444)

Total revenues reported in the condensed consolidated statements of income for the three and nine months ended September 30, 2009 included revenues of $283,292 related to the former Foundation entity. The amount of earnings from continuing operations related to the former Foundation entity included in the consolidated results of operations for the three and nine months ended September 30, 2009 is not readily determinable due to various intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

19.	Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

20	Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, Foundation’s subsidiary, Foundation PA (the “Issuer Subsidiary”), issued the 2014 Notes. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became subsidiaries of the Company.

On August 1, 2009, in connection with the Merger, Foundation PA, the Company and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, the Company assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into the Company. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries” are each of the direct and indirect wholly owned subsidiaries of the Company, other than the Issuer Subsidiary and the Non-Guarantor Subsidiary. The Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

Presented below are condensed consolidating financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008, respectively, based on the guarantor structure that was in place at September 30, 2009. As the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of New Alpha for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to New Alpha in reference to dates following the Merger; information is presented for “Issuer Subsidiary” only for dates following the Merger because the Issuer Subsidiary was a subsidiary of Foundation prior to the Merger; and information for “Guarantor Subsidiaries” prior to the Merger includes only those Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended September 30, 2009, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, and, for the tables below for the periods ended September 30, 2008, to Gallatin Materials, LLC, which the Company disposed of on September 26, 2008.  Neither Non-Guarantor Subsidiary is or was a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the Notes.

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2009

		Issuer	Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$113,662	$-	$367,895	$-	$-	481,557
Trade accounts receivable, net	-	-	119,975	145,873	-	265,848
Deferred income taxes	-	-	26,101	-	-	26,101
Inventories, net	-	-	187,855	-	-	187,855
Prepaid expenses and other current assets	-	1,879	89,834	14,174	-	105,887
Total current assets	113,662	1,879	791,660	160,047	-	1,067,248

Property, equipment and mine development costs, net	-	-	1,063,216	-	-	1,063,216
Owned and leased mineral rights, net	-	-	2,027,573	-	-	2,027,573
Owned lands	-	-	89,588	-	-	89,588
Goodwill		-	372,551	-	-	372,551
Acquired coal supply agreements, net	-	-	434,807	-	-	434,807
Other non-current assets	3,954,723	1,744,451	2,388,809	4,045	(8,025,214)	66,814
Total assets	$4,068,385	$1,746,330	$7,168,204	$164,092	$(8,025,214)	$5,121,797

Liabilities
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Note payable	-	-	1,859	-	-	1,859
Trade accounts payable	1,047	-	145,007	-	-	146,054
Accrued expenses and other current liabilities	3,309	3,804	243,515	25	-	250,653
Total current liabilities	4,356	37,304	390,381	25	-	432,066

Long-term debt	207,723	548,830	-	-	-	756,553
Pension and postretirement medical benefit obligations	-	-	698,557	-	-	698,557
Asset retirement obligations	-	-	195,595	-	-	195,595
Deferred income taxes	-	-	340,174	-	-	340,174
Other non-current liabilities	1,309,436	338,210	1,358,150	159,869	(3,013,683)	151,982
Total liabilities	1,521,515	924,344	2,982,857	159,894	(3,013,683)	2,574,927

Stockholders' Equity
Total stockholders' equity:	2,546,870	821,986	4,185,347	4,198	(5,011,531)	2,546,870
Total liabilities and stockholders' equity	$4,068,385	$1,746,330	$7,168,204	$164,092	$(8,025,214)	$5,121,797

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2008

		Issuer	Guarantor	Non-Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73,321	$-	$602,869	$-	$-	$676,190
Trade accounts receivable, net	-	-	163,674	-	-	163,674
Inventories, net	-	-	86,594	-	-	86,594
Prepaid expenses and other current assets	394	-	64,931	-	-	65,325
Total current assets	73,715	-	918,068	-	-	991,783

Property, equipment and mine development costs, net	-	-	356,758	-	-	356,758
Owned and leased mineral rights, net	-	-	180,458	-	-	180,458
Owned lands	-	-	12,882	-	-	12,882
Goodwill	-	-	20,547	-	-	20,547
Acquired coal supply agreements, net	-	-	2,090	-	-	2,090
Deferred income taxes	-	-	83,689	-	-	83,689
Other non-current assets	1,167,444	-	299,877	-	(1,405,690)	61,631
Total assets	$1,241,159	$-	$1,874,369	$-	$(1,405,690)	$1,709,838

Liabilities
Current liabilities:
Current portion of long-term debt	$-	$-	$232	$-	$-	$232
Note payable	-	-	18,288	-	-	18,288
Trade accounts payable	-	-	102,975	-	-	102,974
Accrued expenses and other current liabilities	2,243	-	138,216	-	-	140,459
Total current liabilities	2,243	-	259,711	-	-	261,954

Long-term debt	199,669	-	233,126	-	-	432,795
Pension and postretirement medical benefit obligations	-	-	60,211	-	-	60,211
Asset retirement obligations	-	-	90,565	-	-	90,565
Other non-current liabilities	243,555	-	224,678	-	(399,612)	68,621
Total liabilities	445,467	-	868,291	-	(399,612)	914,146

Stockholders' Equity
Total stockholders' equity:	795,692	-	1,006,078	-	(1,006,078)	795,692
Total liabilities and stockholders' equity	$1,241,159	$-	$1,874,369	$-	$(1,405,690)	$1,709,838

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2009

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$662,396	$-	$-	$662,396
Freight and handling revenues	-	-	47,592	-	-	47,592
Other revenues	-	-	18,239	1,019	-	19,258
Total revenues	-	-	728,227	1,019	-	729,246
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	469,451	-	-	469,451
Freight and handling costs	-	-	47,592	-	-	47,592
Other expenses	-	-	11,251	-	-	11,251
Depreciation, depletion and amortization	-	-	78,246	-	-	78,246
Amortization of acquired coal supply agreements, net			57,983			57,983
Selling, general and administratvie expenses (exclusive of depreciation and amortization shown separately above)	-	-	83,138	406	-	83,544
Total costs and expenses	-	-	747,661	406	-	748,067
(Loss) income from operations	-	-	(19,434)	613	-	(18,821)
Other income (expense):
Interest expense	(7,917)	(7,158)	(27,298)	(462)	-	(42,835)
Interest income	-	-	295	-	-	295
Loss on early extinguishment of debt	-	-	(5,641)	-	-	(5,641)
Miscellaneous income, net	-	(146)	1,002	-	-	856
Total other expense, net	(7,917)	(7,304)	(31,642)	(462)	-	(47,325)
(Loss) income from continuing operations before income taxes	(7,917)	(7,304)	(51,076)	151	-	(66,146)
Income tax benefit	3,088	2,849	40,236	-	-	46,172
Equity in earnings (losses) of investments in Issuer and
Guarantor subsidiaries	(14,670)	16,146	(4,304)	-	2,828	-
(Loss) income from continuing operations	(19,499)	11,691	(15,144)	151	2,828	(19,974)
Discontinued Operations:
Loss from discontinued operations before income taxes	-	-	(2,290)	-	-	(2,290)
Income tax benefit	-	-	2,765	-	-	2,765
Income from discontinued operations	-	-	475	-	-	475
Net (loss) income	$(19,499)	$11,691	$(14,669)	$151	$2,828	$(19,499)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2009

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,423,169	$-	$-	$1,423,169
Freight and handling revenues	-	-	129,091	-	-	129,091
Other revenues	-	-	47,731	2,229	-	49,960
Total revenues	-	-	1,599,991	2,229	-	1,602,220
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,039,490	-	-	1,039,490
Freight and handling costs	-	-	129,091	-	-	129,091
Other expenses	-	-	15,650	-	-	15,650
Depreciation, depletion and amortization	-	-	154,803	-	-	154,803
Amortization of acquired coal supply agreements, net	-	-	57,983	-	-	57,983
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	77	-	122,209	631	-	122,917
Total costs and expenses	77	-	1,519,226	631	-	1,519,934
(Loss) income from operations	(77)	-	80,765	1,598	-	82,286
Other income (expense):
Interest expense	(17,174)	(7,158)	(37,622)	(900)	-	(62,854)
Interest income	-	-	1,275	-	-	1,275
Loss on early extinguishment of debt	-	-	(5,641)	-	-	(5,641)
Miscellaneous income, net	-	(146)	1,183	-	-	1,037
Total other expense, net	(17,174)	(7,304)	(40,805)	(900)	-	(66,183)
(Loss) income from continuing operations before income taxes	(17,251)	(7,304)	39,960	698	-	16,103
Income tax benefit (expense)	6,728	2,849	17,917	(272)	-	27,222
Equity in earnings (losses) of investments in Issuer and
Guarantor Subsidiaries	47,347	16,146	(4,029)	-	(59,464)	-
(Loss) income from continuing operations	36,824	11,691	53,848	426	(59,464)	43,325
Discontinued Operations:
Loss from discontinued operations before income taxes	-	-	(11,600)	-	-	(11,600)
Income tax benefit	-	-	5,099	-	-	5,099
(Loss) income from discontinued operations	-	-	(6,501)	-	-	(6,501)
Net (loss) income	$36,824	$11,691	$47,347	$426	$(59,464)	$36,824

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2008

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$601,477	$-	$-	$601,477
Freight and handling revenues	-	-	75,709	-	-	75,709
Other revenues	-	-	11,218	-	-	11,218
Total revenues	-	-	688,404	-	-	688,404
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	441,092	-	-	441,092
Gain on sale of coal reserves	-	-	(11,446)	-	-	(11,446)
Freight and handling costs	-	-	75,709	-	-	75,709
Other expenses	-	-	40,235	-	-	40,235
Depreciation, depletion and amortization	-	-	40,155	-	-	40,155
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	-	-	20,936	-	-	20,936
Total costs and expenses	-	-	606,681	-	-	606,681
Income from operations	-	-	81,723	-	-	81,723
Other income (expense):
Interest expense	(4,423)	-	(5,300)	-	-	(9,723)
Interest income	-	-	2,725	-	-	2,725
Loss on early extinguishment of debt	-	-	(33)	-	-	(33)
Miscellaneous income, net	-	-	481	-	-	481
Total other expense, net	(4,423)	-	(2,127)	-	-	(6,550)
(Loss) income from continuing operations before income taxes	(4,423)	-	79,596	-	-	75,173
Income tax benefit (expense)	1,725	-	(10,791)	-	-	(9,066)
Equity in earnings (losses) of investments in Issuer and
Guarantor subsidiaries	70,129	-	4,997	-	(75,126)	-
(Loss) income from continuing operations	67,431	-	73,802	-	(75,126)	66,107
Discontinued Operations:
Loss from discontinued operations before income taxes	-	-	(7,141)	(4,627)	-	(11,768)
Gain on sale of discontinued operations	-	-	-	13,635	-	13,635
Income tax benefit (expense)	-	-	3,468	(4,011)	-	(543)
(Loss) income from discontinued operations	-	-	(3,673)	4,997	-	1,324
Net (loss) income	$67,431	$-	$70,129	$4,997	$(75,126)	$67,431

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2008

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$1,627,617	$-	$-	$1,627,617
Freight and handling revenues	-	-	220,896	-	-	220,896
Other revenues	-	-	36,640	-	-	36,640
Total revenues	-	-	1,885,153	-	-	1,885,153
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,213,999	-	-	1,213,999
Gain on sale of coal reserves	-	-	(11,446)	-	-	(11,446)
Freight and handling costs	-	-	220,896	-	-	220,896
Other expenses	-	-	35,859	-	-	35,859
Depreciation, depletion and amortization	-	-	125,548	-	-	125,548
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	-	-	56,962	-	-	56,962
Total costs and expenses	-	-	1,641,818	-	-	1,641,818
Income from operations	-	-	243,335	-	-	243,335
Other income (expense):
Interest expense	(8,804)	-	(21,421)	-	-	(30,225)
Interest income	-	-	5,702	-	-	5,702
Loss on early extinguishment of debt	-	-	(14,702)	-	-	(14,702)
Miscellaneous income, net	-	-	478	-	-	478
Total other expense, net	(8,804)	-	(29,943)	-	-	(38,747)
(Loss) income from continuing operations before income taxes	(8,804)	-	213,392	-	-	204,588
Income tax benefit (expense)	3,434	-	(43,320)	-	-	(39,886)
Equity in earnings (losses) of investments in Issuer and
Guarantor Subsidiaries	165,463	-	3,246	-	(168,709)	-
(Loss) income from continuing operations	160,093	-	173,318	-	(168,709)	164,702
Discontinued Operations:
Loss from discontinued operations before income taxes	-	-	(11,807)	(7,783)	-	(19,590)
Gain on sale of discontinued operations	-	-	-	13,635	-	13,635
Income tax benefit (expense)	-	-	3,952	(2,606)	-	1,346
(Loss) income from discontinued operations	-	-	(7,855)	3,246	-	(4,609)
Net (loss) income	$160,093	$-	$165,463	$3,246	$(168,709)	$160,093

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Nine Months Ended September 30, 2009

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$24,662	$8,375	$128,189	$890	$-	$162,116

Investing activities:
Capital expenditures	$-	$-	$(102,816)	$-	$-	$(102,816)
Cash acquired from a Merger	23,505	-	-	-	-	23,505
Proceeds from disposition of property and equipment	-	-	522	-	-	522
Other, net	(1,750)	-	135	-	-	(1,615)
Net cash (used in) provided by investing activities	$21,755	$-	$(102,159)	$-	$-	$(80,404)

Financing activities:
Principle repayments of note payable	$-	$-	$(16,429)	$-	$-	$(16,429)
Principle repayments on long-term debt	-	(8,375)	(233,125)	-	-	(241,500)
Debt issuance costs	-	-	(11,218)	-	-	(11,218)
Common stock repurchases	(8,495)	-	-	-	-	(8,495)
Proceeds from exercise of stock options	2,419	-	-	-	-	2,419
Other, net	-	-	(232)	(890)	-	(1,122)
Net cash (used in) provided by financing activities	$(6,076)	$(8,375)	$(261,004)	$(890)	$-	$(276,345)

Net (decrease) increase in cash and cash equivalents	$40,341	$-	$(234,974)	$-	$-	$(194,633)
Cash and cash equivalents at beginning of period	73,321	-	602,869	-	-	676,190
Cash and cash equivalents at end of period	$113,662	$-	$367,895	$-	$-	$481,557

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Nine Months Ended September 30, 2008

		Issuer	Guarantor	Non Guarantor		Total
	Parent	Subsidiary	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(265,872)	$-	$608,886	$(7,211)	$-	$335,803

Investing activities:
Capital expenditures	$-	$-	$(113,632)	$-	$-	$(113,632)
Proceeds from disposition of property and equipment	-	-	16,241	-	-	16,241
Proceeds from sale of investment in coal terminal	-	-	1,500	-	-	1,500
Proceeds from sale of discontinued operations	-	-	-	45,000	-	45,000
Other, net	-	-	(3,247)	-	-	(3,247)
Net cash (used in) provided by investing activities	$-	$-	$(99,138)	$45,000	$-	$(54,138)

Financing activities:
Proceeds from issuance of convertible debt	$287,500	$-	$-	$-	$-	$287,500
Principle repayments of note payable	(18,883)	-	-	-	-	(18,883)
Principle repayments on long-term debt	(193,921)	-	-	-	-	(193,921)
Debt issuance costs	(10,861)	-	-	-	-	(10,861)
Premium payment on early extinguishment of debt	(10,736)	-	-	-	-	(10,736)
Excess tax benefit from share-based awards	3,143	-	-	-	-	3,143
Proceeds from issuance of common stock, net	164,666	-	-	-	-	164,666
Proceeds from exercise of stock options	3,356	-	-	-	-	3,356
Other	45,000	-	(160)	(45,000)	-	(160)
Net cash provided by (used in) financing activities	$269,264	$-	$(160)	$(45,000)	$-	$224,104

Net (decrease) increase in cash and cash equivalents	$3,392	$-	$509,588	$(7,211)	$-	$505,769
Cash and cash equivalents at beginning of period	13	-	47,141	7,211	-	54,365
Cash and cash equivalents at end of period	$3,405	$-	$556,729	$-	$-	$560,134

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“New Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are the historical financial statements of New Alpha.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “we,” “us”and “our”or similar terms are to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Merger and to New Alpha and its consolidated subsidiaries in reference to dates following the Merger.

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and Old Alpha’s Form 8-K filed on May 22, 2009.

Cautionary Note Regarding Forward Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	worldwide market demand for coal, electricity and steel;
•	global economic, capital market or political conditions, including a prolonged economic recession in the markets in which we operate;
•	decline in coal prices;
•	our liquidity, results of operations and financial condition;
•	regulatory and court decisions;
•	competition in coal markets;
•
changes in environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers' coal usage, including potential carbon or greenhouse gas related legislation;

•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and our customers refusing to receive coal under agreed contract terms;
•	ongoing instability and volatility in worldwide financial markets;
•	future legislation and changes in regulations, governmental policies or taxes or changes in interpretation thereof;
•	inherent risks of coal mining beyond our control;
•	disruption in coal supplies;
•	the geological characteristics of the Powder River Basin and Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•	our ability to integrate the operations we have acquired or developed with our existing operations successfully, as well as those operations that we may acquire or develop in the future;
•	the risk that the businesses of Old Alpha and Foundation will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	our actual results of operations following the Merger, which may differ significantly from the pro forma financial data contained in this quarterly report;
•
the calculations of, and factors that may impact the calculations of, the acquisition price in accordance with the methodologies of ASC 805, the allocation of this acquisition price to the net assets acquired, and the effect of this allocation on future results, including our earnings per share, when calculated on a GAAP basis;

•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•	our relationships with, and other conditions affecting, our customers;
•	reductions or increases in customer coal inventories and the timing of those changes;
•	changes in and renewal or acquisition of new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interest;
•	changes in postretirement benefit obligations and pension obligations;
•	fair value of derivative instruments not accounted for as hedges that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business, related costs, and profitability estimates;
•	restrictive covenants in our credit facility and the indentures governing the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015;
•	certain terms of the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015, including any conversions, that may adversely impact our liquidity;
•	weather conditions or catastrophic weather-related damage; and
•
other factors, including the other factors discussed in “Overview - Coal Pricing Trends, Uncertainties and Outlook” below, and  the “Risk Factors” sections of the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q of Old Alpha and Foundation.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Overview

We are one of America’s premier coal suppliers, ranked third largest among publicly-traded U.S. coal producers as measured by combined Old Alpha and Foundation 2008 coal revenues. We are the nation’s leading supplier and exporter of metallurgical coal used in the steel-making process and is a major supplier of thermal coal to electric utilities and manufacturing industries across the country. New Alpha and its subsidiaries operate 61 mines and 20 coal preparation and loadout facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,200 employees and 2008 combined Old Alpha and Foundation revenues of more than $4.0 billion.

New Alpha is the surviving corporation of the Merger between Old Alpha and Foundation. Prior to the Merger, Old Alpha, together with its affiliates, was a leading supplier of high-quality Appalachian coal to the steel industry, electric utilities and other industries, with mining operations in Virginia, West Virginia, Kentucky and Pennsylvania. Old Alpha was also the nation’s largest supplier and exporter of metallurgical coal, a key ingredient in steel manufacturing.  Prior to the Merger, Foundation, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia and Wyoming.  Foundation primarily supplied steam coal to U.S. utilities for use in generating electricity and also sold steam coal to industrial plants.

The Merger is being accounted for as a business combination under Accounting Standards Codification (“ASC) 805-40, Business Combinations – Reverse Acquisitions.   For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer.  Accordingly, Old Alpha’s financial statements became the financial statements of New Alpha and New Alpha’s periodic filings subsequent to the Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes.  Old Alpha’s financial position as of December 31, 2008 and its results of operations for the three and nine months ended September 30, 2008 do not include financial results for Foundation.  For the three months ended September 30, 2009, Foundation’s financial results are included only starting July 31, 2009 and are not included for the period from July 1 to July 30, 2009.

Prior to the Merger, Old Alpha had one reportable segment, Coal Operations. As a result of the Merger, we changed our organizational structure and now have two reportable segments, Eastern Coal Operations (“ECO”) and Western Coal Operations (“WCO”).  ECO consists of the mines in Central and Northern Appalachia and our road construction business. WCO consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead; and the elimination of intercompany transactions. All prior period segment information has been reclassified to conform to this new presentation.

On September 26, 2008, we sold our interests in Gallatin Materials, LLC (“Gallatin”), a lime manufacturing business, to an unrelated third party.  The results of operations for the prior periods have been reported as discontinued operations.

On December 3, 2008, we announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location.  The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009.  Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three and nine months ended September 30, 2009, sales of steam coal were 14.4 and 20.3 million tons, respectively, and accounted for 87% and 78%, respectively, of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2008, sales of steam coal were 4.0 million and 11.8 million tons, respectively, and accounted for 57% of our coal sales volume for the respective periods.  For the three and nine months ended September 30, 2009, sales of metallurgical coal, which generally sells at a premium over steam coal, were 2.1 million and 5.6 million tons, respectively, and accounted for 13% and 22%, respectively, of our sales volume.  Comparatively, for the three and nine months ended September 30, 2008, sales of metallurgical coal, were 3.0 million and 9.0 million tons, respectively, and accounted for 43% of our sales volume for the respective periods.  Our sales of steam coal were made to large utilities and industrial customers in the United States. Our sales of metallurgical coal were made to steel companies in the Northeastern and Midwestern United States, Canada, and in several countries in Europe, South America, Africa and Asia. Approximately 34% of our coal sales combined with freight revenue in the nine months of 2009 was derived from sales made outside the United States, primarily in Brazil, Italy, Belgium, Canada, India, Spain and Finland.

In addition, we generate other revenues from equipment and parts sales, equipment repair, Dry Systems Technologies equipment and filters, road construction, rentals, commissions, coal handling, terminal and processing fees, coal and environmental analysis fees, royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees to transload coal through our Rivereagle facility on the Big Sandy river and revenues from the sale of coalbed methane and natural gas. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

Our primary expenses are for wages and benefits, supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its Annual Energy Outlook—2009 forecasts that coal-fired electrical generation will increase by an average annual growth rate of 1.5% through 2015. In the first half of 2009, however, the EIA estimates that electric power generation from coal decreased 9.5% compared to the same period last year as overall U.S. demand for electricity declined dramatically and competing fuels became competitively priced. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability for renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. Despite the recent downturn to the U.S. and global economies, the International Monetary Fund’s April 2009 World Economic Outlook forecasts U.S. average annual GDP to grow between 1.7% and 3.2% from 2010 through 2014.

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

The worldwide economic slowdown and the current volatility and uncertainty in the credit markets have had an impact on the demand for and price of coal. Weakening global energy fundamentals, including the decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the marketplace. Steel manufacturers have shut-in capacity due to the lack of near-term visibility around demand for steel for construction, automobile manufacturing and other down-stream products. Steel manufacturers appear to have largely completed destocking their current inventories in a move which may signal a rebound for metallurgical coal in the second of half of 2009. The low price of natural gas is creating further competitive pressure on the demand for steam coal. A protracted economic slowdown could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for five consecutive years, and significant additional growth is expected worldwide. The seaborne coal market has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand. In addition, the idling of coal mines due to weakened market conditions, and the resulting decrease in production, particularly in Central Appalachia, should better match production to demand. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.

Our results of operations are dependent upon the prices we obtain for our coal as well as our ability to improve productivity and control costs. Principal goods and services include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.

Our management continues to aggressively control costs and strives to improve operating performance to mitigate external cost pressures. As is common in the current economic environment, we are experiencing volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare and have taken measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with those suppliers whose focus is on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Employee labor costs have historically increased primarily due to the demands associated with attracting and retaining a workforce, however recent stability in the marketplace has helped ease this situation. We may also continue to experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

In addition, due to market price fluctuations, we could experience significant earnings volatility related to coal contracts and commodity swap agreements that are classified as derivatives, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” included in this quarterly report.

For additional information regarding some of the risks and uncertainties that affect our business, see the “Risk Factors” sections of the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q of Old Alpha and Foundation.

Accounting for Debt with Conversion and other Options

On January 1, 2009, we adopted Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”).  ASC 470-20 applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion, and requires issuers of convertible debt instruments to separately account for the liability and equity components in manner reflective of the issuers’ nonconvertible debt borrowing rate. ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption of ASC 470-20, we retrospectively applied the change in accounting principle to prior accounting periods. Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87.8 million and an increase in paid in capital of $69.9 million, (2) an increase to deferred loan costs of $5.3 million, (3) a net reduction to deferred tax assets of $23.1 million ($36.2 million reduction in deferred tax assets, offset by a $13.1 million change in the valuation allowance), and (4) a net increase in retained earnings of $0.2 million.  In addition, the adoption of the standard resulted in the following non-cash income statement impacts for the three month and nine month periods ending September 30, 2008: (1) an increase in interest expense of $2.7 million for the three months ended September 30, 2008 and a reduction in interest expense of $3.4 million for the nine months ended September 30, 2008, which is comprised of the reestablishment of the deferred loan costs of $8.9 million in the second quarter of 2008 that was previously written off, offset by amortization of the deferred loan costs of $0.2 million and $0.4 million for the three and nine months ended September 30, 2008, respectively, (2) an increase in income tax expense of $0.3 million and 13.0 million for the three and nine months ended September 30, 2009, respectively, and (3) a decrease in net income of $2.4 million and $9.6 million for the three and nine months ending September 30, 2009.

For the three and nine month periods ending September 30, 2009, the adoption of ASC 470-20 increased non-cash interest expense by $2.9 million and $8.7 million, respectively, related to the accretion of the convertible debt discount and  the amortization of the deferred loan costs.  The deferred loan costs and discount are being amortized and accreted, respectively, over the seven year term of the convertible notes, which are due in 2015 (the “Convertible Notes”), and provide for an effective interest rate of 8.64%.  As of September 30, 2009, the carrying amounts of the debt and the equity components were $207.7 million and $95.5 million, respectively, and the unamortized discount of the liability was $79.8 million. For the three and nine month periods ending September 30, 2009, we paid $1.7 million and $5.1 million, respectively, on the contractual interest coupon.

Reconciliation of Non-GAAP Measures

EBITDA from continuing operations is defined as income from continuing operations plus interest expense, income tax expense, and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA from continuing operations is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited, in thousands)
Income (loss) from continuing operations	$(19,974)	$66,107	$43,325	$164,702
Interest expense	42,835	9,723	62,854	30,225
Interest income	(295)	(2,725)	(1,275)	(5,702)
Income tax expense (benefit)	(46,172)	9,066	(27,222)	39,886
Depreciation, depletion and amortization	78,246	40,155	154,803	125,548
Amortization of acquired coal supply agreements, net	57,983	-	57,983	-
EBITDA from continuing operations	$112,623	$122,326	$290,468	$354,659

Results of Operations

As previously reported, we sold our interest in Gallatin in 2008 and closed our Kingwood operations in April 2009, and those operating results have been reported as discontinued operations for all periods. In addition, prior period coal revenues, other revenues, and other expenses have been adjusted to conform to the current year presentation related to derivative instruments.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Summary

Consolidated revenues increased $40.8 million, or 6% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in consolidated revenues was a result of increased coal revenues ($60.9 million) and increased other revenues ($8.0 million), partially offset by decreased freight and handling revenues ($28.1 million). Coal revenues increased $60.9 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of higher tons shipped, partially offset by decreased coal sales realization per ton. For the three months ended September 30, 2009, total tons shipped included 8.6 million tons of coal from our Western Coal Operations acquired in the Merger, located in the southern Powder River Basin of Wyoming. Consolidated coal sales realization per ton for the three months ended September 30, 2009 reflected lower sales prices on metallurgical coal shipments and the inclusion of lower priced tons shipped from the Powder River Basin compared to the three months ended September 30, 2008.

Income from continuing operations decreased $86.1 million, or 130% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to higher operating costs and expenses ($141.3 million) and increased other non-operating expenses ($40.8 million), partially offset by increased revenues explained above ($40.8 million) and decreased income tax expense ($55.2 million). The increase in operating costs and expenses was primarily due to increased selling, general and administrative expenses ($62.6 million), amortization of acquired coal supply agreements ($58.0 million), increased depreciation, depletion and amortization ($38.1 million) and increased cost of coal sales ($28.4 million), partially offset by decreased other miscellaneous operating expenses ($45.8 million). Consolidated selling, general and administrative expenses included approximately $27.7 million of transaction costs incurred for the Merger and $14.7 million in additional Merger-related expenses.

We sold 16.5 million tons of coal during the three months ended September 30, 2009 compared to 6.9 million tons during the three months ended September 30, 2008. The increase of 9.5 million tons was primarily due to the inclusion of 8.6 million tons of coal from our Western Coal Operations located in the southern Powder River Basin of Wyoming.

Coal margin percentage, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 27% for the three months ended September 30, 2008 to 29% for the comparable period of 2009. Coal margin per ton, calculated as coal sales realization per ton less cost of coal sales per ton, was $11.72 for the three months ended September 30, 2009, a 49% decrease from $23.08 for the three months ended September 30, 2008.

Revenues

	Three Months Ended		Increase
	September 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Revenues from continuing operations:
Coal revenues:
Eastern steam	$370,619	$206,465	$164,154	80%
Western steam	89,568	-	89,568	NM
Metallurgical	202,209	395,012	(192,803)	(49)%
Freight and handling revenues	47,592	75,709	(28,117)	(37)%
Other revenues	19,258	11,218	8,040	72%
Total revenues	$729,246	$688,404	$40,842	6%

Tons sold from continuing operations:
Eastern steam	5,752	3,962	1,790	45%
Western steam	8,618	-	8,618	NM
Metallurgical	2,086	2,985	(899)	(30)%
Total	16,456	6,947	9,509	137%

Coal sales realization per ton from continuing operations:
Eastern steam	$64.43	$52.11	$12.32	24%
Western steam	$10.39	$-	$10.39	NM
Metallurgical	$96.94	$132.33	$(35.39)	(27)%
Average	$40.25	$86.58	$(46.33)	(54)%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood, and the reclassification of the presentation of the change in fair value of derivative instruments.

Coal Revenues. Coal revenues increased $60.9 million, or 10% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in coal revenues was due to an increase in eastern steam coal revenues ($164.2 million) and the inclusion of $89.6 million of western steam coal revenues from our Powder River Basin operations acquired in the Merger, partially offset by decreased revenues from sales of metallurgical coal. The increase in eastern steam coal revenues was the result of both higher tons shipped and higher coal sales realization per ton. Despite increases in coal revenues and tons shipped for eastern steam coal related to the Merger, steam coal shipments have generally trended lower due to reduced demand. Coal revenues from metallurgical coal decreased $192.8 million, or 49% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to lower tons shipped as a result of lower demand for coking coal from steel producers and lower coal sales realization per ton due to decreased pricing.

Freight and Handling Revenues. Freight and handling revenues decreased $28.1 million, or 37% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to lower export shipments combined with lower rates during the three months ended September 30, 2009 as compared to the prior year period.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased $8.0 million, or 72% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to changes in the fair value of forward coal contracts that are treated as derivatives, as well as increased activity and pricing at our terminal facility and the inclusion of revenues for coalbed methane sales and equipment and filter sales from our Dry Systems Technology business, both recently acquired in the Merger.

Costs and Expenses

	Three Months Ended,		Increase
	September 30,		(Decrease)
	2009	20081	$	%
	(in thousands, except per ton data)
Costs and expenses from continuing operations:
Cost of coal sales (exclusive of items shown separately below)	$469,451	$441,092	$28,359	6%
Gain on sale of coal reserves	-	(11,446)	11,446	NM
Freight and handling costs	47,592	75,709	(28,117)	(37)%
Other expenses	11,251	40,235	(28,984)	(72)%
Depreciation, depletion and amortization	78,246	40,155	38,091	95%
Amortization of acquired coal supply agreements, net	57,983	-	57,983	NM
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	83,544	20,936	62,608	299%
Total costs and expenses	$748,067	$606,681	$141,386	23%

Cost of coal sales per ton from continuing operations:
Eastern coal operations	$50.62	$63.50	$(12.88)	(20)%
Western coal operations	$8.08	$-	$8.08	NM
Cost of coal sales per ton	$28.53	$63.50	$(34.97)	(55)%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood, and the reclassification of the presentation of the change in fair value of derivative instruments.

Cost of Coal Sales. Cost of coal sales increased $28.4 million, or 6% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was primarily due to higher tons shipped, partially offset by lower cost of coal sales per ton.  Cost of coal sales per ton decreased $34.97 per ton, or 55% in the three months ended September 30, 2009 compared to the prior year period. Cost of coal sales per ton for Eastern coal operations in the three months ended September 30, 2009 reflects a larger proportion of lower cost steam coal shipments to metallurgical coal shipments due to the inclusion of additional steam coal shipments related to the Merger, as well as a decrease in metallurgical shipments related to weak demand for coking coal in the three months ended September 30, 2009 compared to the prior year period.

Gain on Sale of Coal Reserves. During the third quarter of 2008, we completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for $13.0 million in cash and recorded a gain of $11.4 million.  The reserves were a portion of an estimated 73.0 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006.

Freight and Handling Costs. Freight and handling costs decreased $28.1 million, or 37% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to lower export shipments combined with lower rates during the three months ended September 30, 2009 as compared to the prior year period.  These costs are offset by equivalent revenues.

Other Expenses. Other expenses decreased $29.0 million or 72% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to changes in unrealized gains and losses recorded for commodity swaps during the three months ended September 30, 2009 compared to the prior year period.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $38.1 million, or 95%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase is primarily related to depreciation and amortization associated with fixed assets acquired in the Merger and depletion associated with coal reserves acquired in the Merger.

Amortization of Acquired Coal Supply Agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market priced coal supply agreements and a liability for below market priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $58.0 million for the three months ending September 30, 2009. Amortization of acquired coal supply agreements, net for future periods is expected to be $83.6 million for the remainder of 2009, $229.1 million in 2010, $70.6 million in 2011, $29.2 million in 2012 and ($1.7 million) in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $62.6 million, or 299% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Selling, general and administrative expenses for the three months ended September 30, 2009 included approximately $27.7 million of transaction costs incurred for the Merger and $14.7 million in additional merger-related expenses.

Interest Expense. Interest expense increased $33.1 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to an increased level of debt following the Merger and the inclusion of $23.5 million of non-cash interest expense related to reclassification of unrealized losses on the interest rate swap from accumulated other comprehensive loss due to the de-designation of an interest rate swap as a cash flow hedge as a result of paying off Old Alpha’s term loan in connection with the Merger.

Interest Income. Interest income decreased by $2.4 million in the three months ended September 30, 2009 from the three months ended September 30, 2008, mainly due to lower interest rates realized on our invested cash caused by current market conditions, as well as a lower total cash balance for the comparable period.

Income Tax Benefit (Expense). Income tax benefit from continuing operations of $46.2 million was recorded for the three months ended September 30, 2009 on a loss from continuing operations before income taxes of $66.1 million, which equates to an effective tax rate of 69.9%. This rate is higher than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the reversal of $22.2 million of valuation allowance that was triggered by our movement from a net deferred tax asset position to a net deferred tax liability position on our condensed consolidated balance sheet as a result of the Merger, partially offset by non-deductible transaction costs and the impact from the interest rate swap. Income tax expense from continuing operations of $9.1 million was recorded for the three months ended September 30, 2008 on income from continuing operations before income taxes of $75.2 million, which equates to an effective tax rate of 12.1%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

Discontinued Operations. Income from discontinued operations for the three months ended September 30, 2009 of $0.5 million, related entirely to Kingwood, consists of costs and expenses of $2.3 million, offset by an income tax benefit of $2.8 million. Loss from discontinued operations for the three months ended September 30, 2008 of $1.3 million consists of revenues of $20.8 million, costs and expenses of $28.0 million and an income tax benefit of $3.5 million from Kingwood, and revenues of $3.1 million, costs and expenses of $6.6 million, other expenses of $1.1 million, gain on the sale of discontinued operations of $13.6 million and an income tax expense of $4.0 million from Gallatin.

Segment Analysis

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

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization
	per ton and cost of coal sales per ton)
Western Coal Operations
Steam tons sold from continuing operations	8,618	-	8,618	NM
Steam coal sales realization per ton from continuing operations	$10.39	$-	$10.39	NM
Total revenues from continuing operations	$90,240	$-	$90,240	NM
EBITDA from continuing operations	$18,042	$-	$18,042	NM

Eastern Coal Operations
Steam tons sold from continuing operations	5,752	3,962	1,790	45%
Metallurgical tons sold from continuing operations	2,086	2,985	(899)	(30)%
Steam coal sales realization per ton from continuing operations	$64.43	$52.11	$12.32	24%
Metallurgical coal sales realization per ton from continuing operations	$96.94	$132.33	$(35.39)	(27)%
Total revenues from continuing operations	$632,042	$685,610	$(53,568)	(8)%
EBITDA from continuing operations	$163,665	$126,359	$37,306	30%

Western Coal Operations - Our Western Coal operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations was $18.0 million for the three months ended September 30, 2009, while coal sales realization was $10.39 per ton and total tons shipped were 8.6 million tons. Western Coal Operations’ financial results for the three months ended September 30, 2009 include only two months of operations due to the timing of the closing of the Merger on July 31, 2009. Coal revenues and tons shipped from the Western Coal Operations have been generally affected by weak demand in the marketplace and transportation delays in the region.

Eastern Coal Operations – EBITDA from continuing operations increased $37.3 million, or 30% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in EBITDA from continuing operations was the result of decreased costs and expenses ($90.9 million) partially offset by decreased revenues ($53.6 million). Steam tons sold increased 1.8 million tons while metallurgical tons sold decreased 0.9 million tons. The increase in steam tons sold was primarily due to the addition of operations from the Merger. Despite the increase in steam tons sold, the market for steam coal remains weak and shipments are down relative to the comparable period in the prior year. The decrease in metallurgical tons sold is due to weak demand for coking coal in the three months ended September 30, 2009 compared to the prior year period.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Summary

Consolidated revenues decreased $282.9 million, or 15% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in consolidated revenues was a result of decreased coal revenues ($204.4 million) and decreased freight and handling revenues ($91.8 million), partially offset by increased other revenues ($13.3 million). Coal revenues decreased $204.4 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of lower metallurgical tons shipped partially offset by increased steam coal shipments. For the nine months ended September 30, 2009, total tons shipped included 8.6 million tons of steam coal from our Western Coal Operations acquired in the Merger, located in the southern Powder River Basin of Wyoming. Consolidated coal sales realization per ton for the nine months ended September 30, 2009 reflected lower priced shipments from the Powder River basin, decreased pricing on metallurgical coal shipments, and increased pricing from eastern steam coal shipments compared to the nine months ended September 30, 2008.

Income from continuing operations decreased $121.4 million, or 74% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to decreased revenues explained above ($282.9 million) and increased other non-operating expenses ($27.5 million), partially offset by lower operating costs and expenses ($121.9 million) and decreased income tax expense ($67.1 million). The decrease in operating costs and expenses was primarily due to decreased cost of coal sales ($174.5 million), decreased freight and handling and other miscellaneous operating expenses ($100.7 million), partially offset by higher selling, general and administrative expenses ($66.0 million), amortization of acquired coal supply agreements ($58.0 million) and increased depreciation, depletion and amortization ($29.3 million). Consolidated selling, general and administrative expenses included approximately $29.9 million of transaction costs incurred for the Merger and $16.7 million in additional merger-related expenses.

We sold 25.9 million tons of coal during the nine months ended September 30, 2009 compared to 20.7 million tons during the nine months ended September 30, 2008. The increase of 5.2 million tons was primarily due to 8.6 million tons of coal shipped from our Western Coal Operations located in the southern Powder River Basin of Wyoming, partially offset by a decrease of 3.4 million tons of metallurgical coal shipments.

Coal margin percentage, which we define as coal revenues less cost of coal sales, divided by coal revenues, was 27% for the nine months ended September 30, 2009 compared to 25% for the prior year period. Coal margin per ton, calculated as coal sales realization per ton less cost of coal sales per ton, was $14.80 for the nine months ended September 30, 2009, a 26% decrease from $19.95 for the nine months ended September 30, 2008.

Revenues

	Nine Months Ended		Increase
	September 30,		(Decrease)
	2009	20081	$ or Tons	%
	(in thousands, except per ton data)
Revenues from continuing operations:
Coal revenues:
Eastern steam	$783,698	$601,879	$181,819	30%
Western steam	89,568	-	89,568	NM
Metallurgical	549,903	1,025,738	(475,835)	(46)%
Freight and handling revenues	129,091	220,896	(91,805)	(42)%
Other revenues	49,960	36,640	13,320	36%
Total revenues	$1,602,220	$1,885,153	$(282,933)	(15)%

Tons sold from continuing operations:
Eastern steam	11,727	11,767	(40)	-
Western steam	8,618	-	8,618	NM
Metallurgical	5,584	8,958	(3,374)	(38)%
Total	25,929	20,725	5,204	25%

Coal sales realization per ton from continuing operations:
Eastern steam	$66.83	$51.15	$15.68	31%
Western steam	$10.39	$-	$10.39	NM
Metallurgical	$98.48	$114.51	$(16.03)	(14)%
Average	$54.89	$78.53	$(23.64)	(30)%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC and the closure of Kingwood, and the reclassification of the presentation of the change in fair value of derivative instruments.

Coal Revenues. Coal revenues decreased $204.4 million, or 13% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in coal revenues was due to decreased revenues from sales of metallurgical coal ($475.8 million) partially offset by increased eastern steam coal revenues ($181.8 million) and the inclusion of $89.6 million of western steam coal revenues from our Powder River Basin operations acquired in the Merger. The increase in eastern steam coal revenues was primarily the result of higher coal sales realization per ton due to increased pricing. Despite increases in coal revenues and tons shipped for eastern steam coal related to the merger, steam coal shipments have generally trended lower due to reduced demand. Coal revenues from metallurgical coal shipments decreased $475.8 million, or 46% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to lower tons shipped as a result of lower demand for coking coal from steel producers and lower coal sales realization per ton due to decreased pricing.

Freight and Handling Revenues. Freight and handling revenues decreased $91.8 million, or 42% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to lower export shipments combined with lower rates during the nine months ended September 30, 2009 compared to the prior year period.  These revenues are offset by equivalent costs and do not contribute to our profitability.

Other Revenues. Other revenues increased $13.3 million, or 36% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the inclusion of revenues from coalbed methane sales and equipment and filter sales from our Dry Systems Technology business recently acquired in the Merger and changes in the fair value of forward coal contracts that are treated as derivatives.

Costs and Expenses

	Nine Months Ended,		Increase
	September 30,		(Decrease)
	2009	20081	$	%
	(in thousands, except per ton data)
Costs and expenses from continuing operations:
Cost of coal sales (exclusive of items shown separately below)	$1,039,490	$1,213,999	$(174,509)	(14)%
Gain on sale of coal reserves	-	(11,446)	11,446	NM
Freight and handling costs	129,091	220,896	(91,805)	(42)%
Other expenses	15,650	35,859	(20,209)	(56)%
Depreciation, depletion and amortization	154,803	125,548	29,255	23%
Amortization of acquired coal supply agreements, net	57,983	-	57,983	NM
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	122,917	56,962	65,955	116%
Total costs and expenses	$1,519,934	$1,641,818	$(121,884)	(7)%

Cost of coal sales per ton from continuing operations:
Eastern coal operations	$55.85	$58.58	$(2.73)	(5)%
Western coal operations	$8.08	$-	$8.08	NM
Cost of coal sales per ton	$40.09	$58.58	$(18.49)	(32)%

1- Adjusted from amounts reported in prior periods to exclude discontinued operations related to our sale of Gallatin Materials, LLC, the closure of Kingwood, and the reclassification of the presentation of the fair value of derivative instruments.

Cost of Coal Sales. Cost of coal sales decreased $174.5 million, or 14% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to lower operating materials and supplies expenses associated with lower metallurgical tons shipped and lower brokered coal purchases.  Cost of coal sales per ton decreased $18.49 per ton, or 32% in the nine months ended September 30, 2009 compared to the prior year period. Cost of coal sales per ton for Eastern coal operations in the nine months ended September 30, 2009 reflects a larger proportion of lower cost steam coal shipments to metallurgical coal shipments due to the inclusion of additional steam coal shipments related to the Merger, as well as a decrease in metallurgical shipments related to weak demand for coking coal in the nine months ended September 30, 2009 compared to the prior year period.

Gain on Sale of Coal Reserves. During the third quarter of 2008, we completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for $13.0 million in cash and recorded a gain of $11.4 million.  The reserves were a portion of an estimated 73.0 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006.

Freight and Handling Costs. Freight and handling costs decreased $91.8 million, or 42% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to lower export shipments combined with lower rates during the nine months ended September 30, 2009 as compared to the prior year period.  These costs are offset by equivalent revenues.

Other Expenses. Other expenses decreased $20.2 million or 56% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to changes in unrealized gains and losses recorded for commodity swaps during the nine months ended September 30, 2009 compared to the prior year period.

Depreciation, Depletion and Amortization. Depreciation, depletion, and amortization increased $29.3 million, or 23%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase is primarily related to depreciation and amortization associated with fixed assets acquired in the Merger and depletion associated with coal reserves acquired in the Merger.

Amortization of Acquired Coal Supply Agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market priced coal supply agreements and a liability for below market priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $58.0 million for the nine months ending September 30, 2009. Amortization of acquired coal supply agreements, net for future periods is expected to be $83.6 million for the remainder of 2009, $229.1 million in 2010, $70.6 million in 2011, $29.2 million in 2012 and ($1.7 million) in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $66.0 million, or 116% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 included approximately $29.9 million of transaction costs incurred for the Merger and $16.7 million in additional merger-related expenses.

Interest Expense. Interest expense increased $32.6 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increased level of debt following the Merger and the inclusion of $23.5 million of non-cash interest expense related to reclassification of unrealized losses on the interest rate swap from accumulated other comprehensive income due to the de-designation of an interest rate swap as a cash flow hedge as a result of paying off Old Alpha’s term loan in connection with the Merger.

Interest Income. Interest income decreased by $4.4 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 mainly due to lower interest rates realized on our invested cash caused by current market conditions, as well as a lower total cash balance for the comparable period.

Income Tax Benefit (Expense).  Income tax benefit from continuing operations of $27.2 million was recorded for the nine months ended September 30, 2009 on income from continuing operations before income taxes of $16.1 million, which equates to an effective tax rate of (169.1%). This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the reversal of $22.2 million of valuation allowance that was triggered by our movement from a net deferred tax asset position to a net deferred tax liability position on our condensed consolidated balance sheet as a result of the Merger, partially offset by non-deductible transaction costs and the impact from the interest rate swap. Income tax expense from continuing operations of $39.9 million was recorded for the nine months ended September 30, 2008 on income from continuing operations before income taxes of $204.6 million, which equates to an effective rate of 19.5%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

Discontinued Operations.  Loss from discontinued operations for the first nine months of 2009 of $6.5 million, related entirely to Kingwood, consists of revenues of $3.5 million, costs and expenses of $15.1 million, and an income tax benefit of $5.1 million.  Loss from discontinued operations for the first nine months of 2008 of $4.6 million consists of revenues of $71.5 million, costs and expenses of $83.3 million, and an income tax benefit of $4.0 million from Kingwood, and revenues of $6.9 million, a gain on the sale of discontinued operations of $13.6 million, costs and expenses of $13.2 million, other expenses of $1.5 million, and an income tax expense of $2.6 million from Gallatin.

Segment Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization per ton and cost of coal sales per ton)

Western Coal Operations
Steam tons sold from continuing operations	8,618	-	8,618	NM
Steam coal sales realization per ton from continuing operations	$10.39	$-	$10.39	NM
Total revenues from continuing operations	$90,240	$-	$90,240	NM
EBITDA from continuing operations	$18,042	$-	$18,042	NM

Eastern Coal Operations
Steam tons sold from continuing operations	11,727	11,767	(40)	-
Metallurgical tons sold from continuing operations	5,584	8,958	(3,374)	(38)%
Steam coal sales realization per ton from continuing operations	$66.83	$51.15	$15.68	31%
Metallurgical coal sales realization per ton from continuing operations	$98.48	$114.51	$(16.03)	(14)%
Total revenues from continuing operations	$1,495,371	$1,875,457	$(380,086)	(20)%
EBITDA from continuing operations	$340,281	$377,070	$(36,789)	(10)%

Western Coal Operations - Our Western Coal operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations was $18.0 million for the nine months ended September 30, 2009, while coal sales realization was $10.39 per ton and total tons shipped was 8.6 million tons. Western Coal Operations financial results for the nine months ended September 30, 2009 include only two months of operations due to the timing of the closing of the Merger on July 31, 2009. Coal revenues and tons shipped from the Western Coal Operations have been generally affected by weak demand in the marketplace and transportation delays in the region.

Eastern Coal Operations — EBITDA from continuing operations decreased $36.8 million, or 10% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in EBITDA from continuing operations was the result of decreased revenues ($380.1 million), partially offset by decreased costs and expenses ($343.3 million). Steam tons sold remained unchanged from the prior period despite the acquired operations from the Merger, reflecting a weak market for steam coal during the period and lower overall shipments compared to the prior year period. Metallurgical tons sold decreased 3.4 million tons, or 38% in the nine months ended September 30, 2009 compared to the prior year period due to weak demand for coking coal.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are to finance the cost of our coal production and purchases, to make capital expenditures, to pay income taxes, and to service our debt and reclamation obligations.  Our primary sources of liquidity are cash flows from sales of our produced and purchased coal, other income and borrowings under the New Alpha Credit Facility (see “—Credit Agreement and Long-Term Debt”).

We believe that cash on hand and cash generated from our operations and borrowings available under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt service requirements for at least the next twelve months.

At September 30, 2009, we had available liquidity of $954.5 million, including cash and cash equivalents of $481.6 million and $472.9 million of unused revolving credit facility commitments available under the New Alpha Credit Facility (after giving effect to $177.0 million of letters of credit outstanding as of September 30, 2009), subject to limitations described in that agreement. Our total long-term debt, including discount, was $790.1 million at September 30, 2009. See “—Credit Agreement and Long-Term Debt.”

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic environment and continued uncertainty in the equity markets have caused investment income and the value of investment assets held in our pension trust to decline. These investment assets have not yet recovered from the loss in value experienced in the fourth fiscal quarter of 2008. As a result, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.

We expect to contribute approximately $22.7 million to our defined benefit retirement plans, of which $21.0 million has already been paid, and to pay approximately $10.8 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2009.

On February 20, 2008, an affiliate of Foundation successfully bid on a new federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves. The lease bonus bid was $180.5 million to be paid in five equal annual installments of $36.1 million. The first installment was paid February 2008 and the second installment was paid May 2009. The lease became effective on May 1, 2008. The three remaining annual installments of $36.1 million each are due on the anniversary dates of the lease.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks to New Alpha. Such risks include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. Although the majority of the financial institutions in our bank credit facility appear to be strong, there are no assurances of their continued existence. However, we have no current indication that any such uncertainties would impact our current credit facility. The credit worthiness of our customers is constantly monitored by New Alpha. We believe that our current group of customers are sound and represent no abnormal business risk.

Accounts Receivable Securitization

On March 25, 2009, we and some of our subsidiaries became a party to an $85.0 million accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by Alpha Natural Resources, Inc.  The sole purpose of the SPE is to purchase trade receivables generated by certain of our operating subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85.0 million of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for our ultimate benefit.

The SPE is consolidated into our financial statements, and therefore has no impact on our consolidated financial statements. The assets of the SPE, however, are not available to our creditors or our subsidiaries’ creditors. The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility. Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility. The receivables purchase agreement supporting the borrowings under the A/R Facility is subject to renewal annually and, unless terminated earlier, expires March 24, 2010.

As of September 30, 2009, letters of credit in the amount $80.1 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  As outstanding letters of credit exceeded borrowing capacity as of September 30, 2009, we were required to provide additional collateral in the form of $14.1 million of restricted cash, which is included in prepaid expenses and other current assets, to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. We do not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

Cash Flows

Net cash provided by operating activities, including discontinued operations, during the nine months ended September 30, 2009 was $162.1 million, a decrease of $173.7 million over the comparable period in 2008. The decrease was primarily attributable to lower net income, changes in working capital, and the restriction of $14.2 million in cash described above. The lower cash amounts were mainly attributable to decreases in the amount of change in trade accounts payable of $58.9 million, prepaid expenses and other current assets of $37.7 million, accrued expenses and other current liabilities of $30.7 million, pension and postretirement medical benefit obligations of $17.2 million and inventories of $10.2 million.  These amounts were offset by the changes in trade accounts receivable and other non-current liabilities which increased $29.0 million and $10.8 million, respectively over the comparable period in 2008. Net cash used by operating activities from our discontinued operations during the nine months ended September 30, 2009 and 2008 was $13.7 million and $10.6 million, respectively.

Net cash used in investing activities, including discontinued operations, during the nine months ended September 30, 2009 was $80.4 million, an increase of $26.3 million from the $54.1 million of net cash used in investing activities during the nine months ended September 30, 2008. The nine months ended September 30, 2008 included proceeds from sale of discontinued operations of $45.0 million, while the nine months ended September 30, 2009 included $23.5 million provided from cash acquired in the Merger. Cash used in investing activities from our discontinued operations during the nine months ended September 30, 2008 was $8.1 million, which was primarily related to capital expenditures.

Net cash used in financing activities, including discontinued operations, during the nine months ended September 30, 2009 was ($276.3) million, compared to $224.1 million of net cash provided by financing activities during the nine months ended September 30, 2008. This decrease was primarily due to the concurrent offerings in April 2008 of our common stock and, the Convertible Notes, offset by principal repayments on long-term debt in the current period.

Credit Agreement and Long-term Debt

As of September 30, 2009, our total long-term indebtedness consisted of the following (in thousands):

September 30, 2009

Term loan due 2011	$293,125
7.25% senior notes due 2014	298,285
7.25% senior notes discount	(9,079)
2.375% convertible senior note due 2015	287,500
2.375% convertible senior notes discount	(79,778)
Total long-term debt	790,053
Less current portion	33,500
Long-term debt, net of current portion	$756,553

Old Alpha Credit Agreement

On July 31, 2009, in conjunction with the Merger, Old Alpha terminated its existing senior secured credit facilities (the “Old Alpha Credit Agreement”), which consisted of a $250.0 million term loan facility, of which $233.1 million was outstanding at July 31, 2009 (and due in 2012), and a $375.0 million revolving credit facility. On July 31, 2009, we repaid the outstanding balance under the term loan and recorded a charge to earnings to write off previously deferred loan costs in the amount of $5.6 million, and the interest rate swap we had in place to limit its exposure to rising interest rates in connection with the Old Alpha Credit Agreement was no longer designated as a cash flow hedge for accounting purposes, which resulted in a third quarter charge to interest expense of $23.5 million for the changes in fair value previously recorded in accumulated other comprehensive loss.

New Alpha Credit Facility

Prior to the Merger, Foundation had entered into a Credit Agreement (the “Foundation Credit Agreement”), under which Foundation had a $500.0 million secured revolving credit line and a $335.0 million secured term loan. Repayment of outstanding indebtedness owed under the Foundation Credit Agreement includes quarterly amortization of the term loan, which began in the third quarter of 2007, with both the term loan and revolving credit line maturing July 7, 2011.

In connection with the Merger, the Foundation Credit Agreement was amended to add New Alpha, Old Alpha and substantially all of its subsidiaries as guarantors under the Foundation Credit Agreement (“New Alpha Credit Facility”).  This amendment also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios.  Following the Merger and upon the amendment becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of incremental credit facilities that may be incurred under the New Alpha Credit Facility were increased from $100.0 million to $200.0 million, of which $150.0 million was utilized to increase the revolving credit line to $650.0 million.  As of September 30, 2009, our term loan due 2011 under the New Alpha Credit Facility had an outstanding balance of $293.1 million, of which $33.5 million is classified as current portion of long-term debt.

The New Alpha Credit Facility places certain restrictions on us.  See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due June 2015

Old Alpha issued its 2.375% convertible senior notes due 2015 with an aggregate principal amount of $287.5 million (the “Convertible Notes”) under an indenture dated as of April 7, 2008, as supplemented (the “2015 Indenture”).  Following completion of the Merger, New Alpha assumed Old Alpha’s obligations in respect of the Convertible Notes by executing a supplemental indenture, dated as of July 31, 2009, among Old Alpha, as issuer, New Alpha, as successor issuer, and Union Bank of California (“UBOC”), as trustee.  As of September 30, 2009, we had $287.5 million aggregate principal amount of 2.375% convertible senior notes due 2015.

The Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.  The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2008 and will mature on April 15, 2015, unless previously repurchased by us or converted.  The Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock, or a combination thereof, at our election.

The 2015 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to New Alpha, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become and be immediately due and payable.

As a result of the Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Merger, which was July 31, 2009, however no notes were converted during the conversion period.  The Convertible Notes were not convertible as of September 30, 2009.

7.25% Senior Notes Due August 1, 2014

Prior to the Merger, on July 31, 2004, a subsidiary of Foundation, Foundation PA Coal Company, LLC (“Foundation PA”) issued $300.0 million aggregate principal amount of 7.25% senior notes that mature on August 1, 2014 (the “2014 Notes”).  The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries.  As a result of the Merger, Foundation PA and FCC became subsidiaries of New Alpha.

On July 31, 2009, in connection with the Merger, New Alpha and certain of its subsidiaries executed a supplemental indenture pursuant to which we assumed the obligations of FCC in respect of the 2014 Notes and, along with such subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes.  On August 1, 2009, in connection with the Merger, FCC merged with and into New Alpha.  As of September 30, 2009, the outstanding balance of the 2014 Notes was $298.3 million.

The indenture governing the 2014 Notes places certain restrictions on New Alpha. See “—Analysis of Material Debt Covenants.”

Analysis of Material Debt Covenants

We were in compliance with all covenants under the New Alpha Credit Facility and the indenture governing the 2014 Notes as of September 30, 2009. A breach of the covenants in the New Alpha Credit Facility or the 2014 Notes, including the financial covenants under the New Alpha Credit Facility that measure ratios based on Adjusted EBITDA, could result in a default under the New Alpha Credit Facility or the 2014 Notes and the respective lenders and noteholders could elect to declare all amounts borrowed due and payable.  Any acceleration under either the New Alpha Credit Facility or the 2014 Notes would also result in a default under the other of the New Alpha Credit Facility or the 2014 Notes, as well as the indenture governing our Convertible Notes. Additionally, under the New Alpha Credit Facility and the 2014 Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the New Alpha Credit Facility are:

	Actual	Required
	Covenant Levels;	Covenant Levels;
	Period Ended	January 1, 2009
	September 30, 2009	and Thereafter

Minimum adjusted EBITDA to cash interest ratio	13.4x	2.5x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	0.5x	3.5x

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the New Alpha Credit Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired coal supply agreements and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

Certain non-cash items that may adjust EBITDA in the compliance calculation are: (a) accretion on asset retirement obligations; (b) amortization of intangibles; (c) any long-term incentive plan accruals or any non-cash compensation expense realized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; and (d) gains or losses associated with the change in fair value of derivative instruments. Certain non-recurring items that may adjust EBITDA in the compliance calculation are: (a) business optimization expenses or other restructuring charges; (b) non-cash impairment charges; (c) certain non-cash expenses or charges arising as a result of the application of acquisition accounting; (d) non-cash charges associated with loss on early extinguishment of debt; and (e) charges associated with litigation, arbitration, or contract settlements. Certain other items that may adjust EBITDA in the compliance calculation are: (a) after-tax gains or losses from discontinued operations; (b) franchise taxes; and (c) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

The New Alpha Credit Facility requires us to use pro forma results for the calculation of adjusted EBITDA representative of a four quarter rolling total. The pro forma four quarter rolling EBITDA total is comprised of the historical results of Old Alpha, adjusted for the pro forma EBITDA results of Foundation calculated in accordance with the New Alpha Credit Facility for the quarters ended December 31, 2008, March 31, 2009, and June 30, 2009, plus EBITDA of New Alpha for the quarter ended September 30, 2009.  Pro forma EBITDA is then adjusted for the items described above based on the same pro forma methodology for EBITDA to derive adjusted EBITDA.  The calculation of adjusted EBITDA shown below is based on our pro-forma results of operations in accordance with the New Alpha Credit Facility.

					Twelve
					Months
	Three Months Ended				Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	September 30, 2009

Net income (loss)	$5,608	$40,964	$15,359	$(19,499)	$42,432
Interest expense	9,587	9,853	10,166	42,835	72,441
Interest income	(1,650)	(625)	(355)	(295)	(2,925)
Income tax expense (benefit)	2,666	12,033	4,583	(48,937)	(29,655)
Amortization of acquired coal supply agreements, net	-	-	-	57,983	57,983
Depreciation, depletion and amortization	41,203	40,734	36,537	78,749	197,223
EBITDA	57,414	102,959	66,290	110,836	337,499
Pro forma Foundation - EBITDA	115,418	52,775	106,083	-	274,276
Pro forma EBITDA	$172,832	$155,734	$172,373	$110,836	$611,775
Non-cash charges	44,191	10,236	(9,103)	20,440	65,764
Extraordinary or non-recurring items	25,979	-	445	34,953	61,377
Other adjustments	(125)	2,691	(7,660)	806	(4,288)
Adjusted EBITDA	$242,877	$168,661	$156,055	$167,035	$734,628

Minimum adjusted EBITDA to cash interest ratio					13.4
Maximum total debt less unrestricted cash to adjusted EBITDA ratio					0.5

Cash interest is calculated in accordance with the New Alpha Credit Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended September 30, 2009 has been calculated from the results of Old Alpha, adjusted for the pro forma results of Foundation, for the quarters ended December 31, 2008, March 31, 2009, and June 30, 2009, and the results of New Alpha for the quarter ended September 30, 2009.

Cash interest for the twelve months ended September 30, 2009 is calculated as follows:

(Unaudited)
(In thousands)
Interest expense	$72,441
Pro forma Foundation interest expense (1)	28,996
Less Interest income	(2,925)
Less pro forma Foundation interest income (1)	(213)
Less non-cash interest expense	(41,932)
Less pro forma Foundation non-cash interest expense (1)	(1,551)
Pro Forma net cash interest expense (1)	$54,816

(1) As defined by the New Alpha Credit Facility

If certain circumstances exist where all of our $287.5 million aggregate principal amount of Convertible Notes were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations under such notes and remain in compliance with any required covenants.

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

We had outstanding surety bonds with a total face amount of $482.1 million as of September 30, 2009, of which $445.8 million secured reclamation obligations; $17.2 million secured coal lease obligations; $8.4 million secured self-insured workers’ compensation obligations; and $10.7 million for other miscellaneous obligations. In addition, we had $257.1 million of letters of credit in place for the following purposes: $127.8 million for workers’ compensation, including collateral for workers’ compensation bonds; $80.1 million for our A/R facility; $8.4 million for UMWA retiree health care obligations; $34.0 million for collateral for reclamation surety bonds; and $6.8 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets and interests in coal mining companies, and acquisitions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Old Alpha’s annual report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies and estimates.

Subsequent to the Merger with Foundation, our financial position and results of operations are and will be affected by the following additional critical policies and estimates:

Defined Benefit Retirement Plans

We have two non-contributory defined benefit retirement plans covering certain Foundation salaried and non-union hourly employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of these plans is in accordance with the requirements of ERISA, which can be deducted for federal income tax purposes. We contributed $21.0 million into the plans for the three and nine months ended September 30, 2009. We account for our defined benefit retirement plans in accordance with the applicable generally accepted accounting principles for defined benefit pensions, which require amounts recognized in the financial statements to be determined on an actuarial basis.

The calculation of the net periodic benefits costs (pension expense) and projected benefit obligation associated with our defined benefit pension plans requires the use of a number of assumptions that we deem to be critical accounting estimates, such as the discount rate and expected long-term rate of return on plan assets. The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, U.S. GAAP related to pensions require rates of return on high quality, fixed income investments. The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return in consultation with the plans’ actuaries and outside investment advisor, based upon historical returns and projected returns on the underlying mix of invested assets. This rate is determined by taking into consideration the plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the plans’ assets. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We estimate the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of August 31 of each year.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on discounted cash flows (the income approach). Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions.

Goodwill was $372.6 million as of September 30, 2009 and of that amount, $352.0 was acquired on July 31, 2009 in connection with the Merger. Due to the short period of time between the Merger and the annual impairment testing date and the absence of any impairment indicators between the date of acquisition and August 31, 2009 related to the goodwill acquired, we did not test the newly acquired goodwill for impairment. Our annual goodwill impairment review performed on August 31, 2009 for the remaining $20.6 million supported its carrying value.

New Accounting Pronouncements Issued and not yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards “SFAS” No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) (which has been incorporated into Accounting Standards Codification (“ASC”) 860).  SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and its adoption is not expected to affect our financial position or results of operations.

ASC 715-20, Defined Benefit Plans - General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this ASC include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, and concentrations of credit risk and fair value measurements of plan assets. ASC 715-20 will be effective for fiscal years ending after December 15, 2009. The implementation of this standard will have no impact on the amounts recorded in our consolidated financial statements. We will include the additional disclosures in the notes to our consolidated financial statements for the year ending December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to risks inherent in operations, we are exposed to market risks. The following discussion provides detail regarding our exposure to the risks of changing coal and commodity prices and interest rates. In addition, for further information regarding market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in Old Alpha Annual Report on Form 10-K.

Commodity Price Risk

We manage our price risk for coal sales through the use of long-term coal supply agreements. As of October 23, 2009, we were 100% committed and priced for the remainder of 2009 and 80% committed and priced for planned 2010 shipments.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivative instruments from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements. Swap agreements essentially fix the price paid for our diesel fuel and explosives by requiring us to pay a fixed price and receive a floating price. We currently have swap agreements to hedge the price of our explosives in our Western Coal Operations. We also have swap agreements to hedge the price of our diesel fuel for both our Eastern and Western Coal Operations.

As of September 30, 2009, through our derivative swap contracts, we have fixed prices for approximately 91% and 75% of our expected explosive needs for our Western Coal Operations for the remainder of 2009 and for 2010, respectively. At September 30, 2009, any MMBTU change in the price of natural gas would be offset by a change in the cost of our physical explosive purchases. As of September 30, 2009, through our derivative swap contracts, we have fixed prices for approximately 60% and 50% of our expected diesel fuel needs for the remainder of 2009 and for 2010, respectively. The average fixed price per swap for diesel fuel hedges is $2.95 per gallon and $2.42 per gallon for calendar years 2009 and 2010, respectively. At September 30, 2009, any decrease in the price of the underlyings of our diesel fuel related swaps would be offset by a decrease in the cost of our physical diesel purchases.

In addition to our derivative swap contracts, we have entered into fixed price purchase agreements for diesel fuel.  As of September 30, 2009, through our forward purchase agreements, we have fixed prices for approximately 24% and 3% of our expected diesel fuel needs for the remainder of 2009 and for 2010, respectively, at an average price of $2.51 and $1.90 per gallon repectively.

    We purchase coal in the OTC market and directly from third parties to supplement and blend with our produced and processed coal in order to provide coal of the quality and quantity to meet certain of our customer's requirements. We also sell in the OTC market to hedge the price risk of uncommitted future production from our mines. Certain of these purchase and sale contracts meet the definition of a derivative instrument. The use of purchase and sales contracts which are considered derivative instruments could materially affect our results of operations as a result of the requirement to mark them to market at the end of each reporting period.

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

Interest Rate Risk

All of our borrowings under our credit facility are at a variable rate, exposing us to the effect of rising interest rates in the United States. As of September 30, 2009, our credit facility had a $293.1 million term loan outstanding with a variable interest rate based upon the 1-month London Interbank Offered Rate (“LIBOR”) (0.25% at September 30, 2009) plus an applicable margin (3.25% at September 30, 2009).

On July 31, 2009, we terminated Old Alpha’s existing credit facilities and all amounts outstanding were repaid in connection with the Merger. Prior to the Merger, to limit our exposure to rising interest rates, effective May 22, 2006 Old Alpha entered into a pay-fixed, receive variable interest rate swap on the notional amount of $233.1 million for a period of approximately six and one-half years. In effect, this swap converted the variable interest rates under the then existing term loan, which were based on the LIBOR to a fixed interest rate of 5.59% plus the applicable margin. Previously, we accounted for the interest rate swap as a cash flow hedge and accordingly changes in fair value of the swap were recorded to other comprehensive income (loss).

As a result of repayment of Old Alpha’s term loan, the interest rate swap no longer qualified for cash flow hedge accounting and amounts previously deferred of $23.5 million were reclassified to earnings from other accumulated comprehensive loss. We continue to maintain the interest rate swap and will therefore continue to be exposed to future fluctuations in interest rates, the impact of which will affect the fair value of the swap and be recorded in interest expense. The fair value of the swap as of September 30, 2009 was a liability of $25.6 million.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On July 31, 2009, Old Alpha and Foundation merged, with Foundation continuing as the surviving corporation of the Merger and renamed Alpha Natural Resources, Inc.  For accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha considered the accounting acquirer.  The Company is currently in the process of integrating the internal controls and procedures of Old Alpha and Foundation, which may materially affect the Company’s internal control over financial reporting.  Management expects to exclude Foundation from its December 31, 2009 assessment of and report on internal control over financial reporting, but expects to perform an assessment of and report on internal control over financial reporting as of December 31, 2010.

PART II

Item 1. Legal Proceedings

We are a party to a number of legal proceedings incident to our normal business activities.  While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.

Nicewonder Litigation

In December 2004, prior to our Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. ("NCI"), which became our wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.

In September 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. In anticipation of a potential Court directive that the contract be renegotiated for such payment, for which the WVDOH had committed to reimburse NCI, we recorded a $9.0 million long-term liability for the potential obligations under the ruling and an offsetting $9.0 million long-term receivable for the recovery of these costs from the WVDOH.

On September 30, 2009, the Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to circuit court in Kanawha County, WV for resolution. The Court also vacated portions of its September 2007 order, and held that the plaintiff lacked standing to pursue the Davis-Bacon Act claim and further concluded that no private right of action exists to challenge the absence of a provision in a contract for highway construction requiring payment of prevailing wages established by the Davis-Bacon Act. As a result of the September 30, 2009 ruling, our previously established long-term liability and offsetting long-term receivable of $9.0 million have been reversed.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors,” Sections in the Annual Reports on Form 10-K for the year ended December 31, 2008, the Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009 and in the Proxy Statements dated June 24, 2009, each of Old Alpha and Foundation, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The government extensively regulates our mining operations, which imposes significant actual and potential costs on us, and future regulations could increase those costs or limit our ability to produce coal.

Our operations are subject to a variety of federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include those relating to employee health and safety; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil, surface and groundwater; surface subsidence from underground mining; noise; and the effects of operations on surface water and groundwater quality and availability. In addition, we are subject to significant legislation mandating certain benefits for current and retired coal miners. We incur substantial costs to comply with the laws and regulations that apply to our mining and other operations. Because of extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct such violations, as well as civil or criminal penalties and limitations or shutdowns of our operations.

These laws and regulations require us to obtain numerous governmental permits. Many of our permits are subject to renewal from time to time, and renewed permits may contain more restrictive conditions than our existing permits. Many of our permits governing discharges to or impacts upon surface streams and groundwater will be subject to new and more stringent conditions to address various new water quality requirements that permitting authorities are now required to address when those permits are renewed over the next several years. To obtain new permits, we may have to petition to have stream quality designations changed based on available data, and if we are unsuccessful we may not be able to operate the planned facility or to operate as planned. Although we have no estimates at this time, our costs to satisfy such conditions could be substantial. We may also be required under certain permits to provide authorities data pertaining to the effect or impact that a proposed exploration for or production of coal may have on the environment.

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

In September 2009, the U.S. Environmental Protection Agency (“EPA”) announced it had identified 79 pending permit applications for Appalachian surface coal mining, under a coordination process with the Army Corps of Engineers (the “COE”) and the United States Department of the Interior entered into in June 2009, that EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These include five of our permit applications, two of which we have withdrawn. While the EPA has stated that its identification of these 79 permit applications does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the COE on these projects, it is uncertain how long the further review will take for our three subject permit applications or what the final outcome will be.  It is also unclear what impact this process may have on our future applications for surface coal mining permits.

Extensive regulation of these matters has had and will continue to have a significant effect on our costs of production and competitive position. Further legislation, regulations or enforcement may also cause our sales or profitability to decline by hindering our ability to continue our mining operations, by increasing our costs or by causing coal to become a less attractive fuel source.

Extensive environmental regulations affect our customers and could reduce the demand for coal as a fuel source and cause our sales to decline.

The operations our customers are subject to extensive laws and regulations relating to emissions to air and discharges to water, plant and wildlife protection, the storage, treatment and disposal of wastes, and permitting of operations. These requirements are a significant part of the costs of their respective businesses, and their costs are increasing as environmental requirements become more stringent.  These requirements could adversely affect our sales by causing coal to become a less attractive fuel source of energy.

In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements are expected to become effective in coming years.  Such requirements may require significant emissions control expenditures for coal-fired power plants.

For example, the final CAIR was issued by the EPA in 2005. The rule calls for power plants in Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to reduce emission levels of sulfur dioxide and nitrous oxide. At full implementation, CAIR is estimated by the EPA to cut regional sulfur dioxide emissions by more than 70% from the 2003 levels, and to cut nitrogen oxide emissions by more than 60% from 2003 levels. States must achieve the required emission reductions using one of two compliance options. The first alternative is for the state to require power plants to participate in an EPA administered “cap-and-trade” system that caps emissions in two stages. This cap and trade approach is similar to the system now in effect under other regulations controlling air pollution. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. These state measures will be at least as stringent as those imposed by CAIR. The stringency of the caps may require many coal-fired sources to install additional pollution control equipment to comply. This increased sulfur emission removal capability caused by the proposed rule could result in decreased demand for low sulfur coal, potentially driving down prices for low sulfur coal. After the passage of CAIR, different entities and organizations challenged the rule on various bases. The U.S. Court of Appeals for the D.C. Circuit (State of North Carolina, et al. v. EPA, No. 05-1244) on July 11, 2008 issued its decision in litigation challenging CAIR. The decision vacated CAIR and the CAIR federal implementation plan in their entirety. The decision remanded CAIR to EPA to promulgate a rule that complies with the court’s opinion. The court ruled against the EPA on several of the core aspects of the rule, including: CAIR’s use of unrestricted interstate trading; the 2015 compliance deadline for Phase 2 of CAIR; the use of Title IV allowances at a heightened surrender ratio for compliance with the SO2 part of CAIR; and EPA’s determination of the SO2 and NOx emission budgets. The court also struck down emission allowance trading in CAIR, holding that unrestricted trading might result in no emission reductions in an upwind state, thereby preventing the EPA from fulfilling its responsibility under the Clean Air Act to prohibit sources in one state from contributing to non-attainment in another state. Ultimately, this ruling may significantly impact the EPA’s potential future ability to address interstate pollution transport with a cap-and-trade system. The court also rejected an EPA “fairness” argument and ruled that it was inappropriate for the EPA to divide a region wide NOx budget among the states, and essentially remove each state’s responsibility to eliminate its own significant contribution to downwind pollution. After this ruling, later in 2008 the EPA petitioned the court for a rehearing. After briefing by all parties, in December 2008 the court ruled that a complete vacatur of the rule would sacrifice clear benefits to public health and the environment while the EPA works to fix the deficiencies found by the court. Thus CAIR will be in effect while the EPA modifies the rule. How the EPA will proceed to modify CAIR is uncertain at this time.

In 2005, the EPA finalized a CAMR for controlling mercury emissions from power plants by imposing a two-step approach to reducing, between now and 2018, the total mercury emissions allowed from coal-fired power plants nationwide. The approach adopted sets a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide. This “cap-and-trade” approach is similar to the approach under the CAIR rule discussed above. This approach, which allows mercury emissions trading, when combined with the CAIR regulations, will reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap which takes effect in 2018. Current mercury emissions from United States power plants are about 48 tons per year. The first phase cap is 38 tons beginning in 2010. EPA estimates that much of this reduction will come as a “co-benefit” of the pollution control devices installed under the CAIR regulations. The final cap is set at 15 tons per year beginning in 2018. Each state has been allocated a budget of mercury emissions and must submit a plan on meeting its budget for mercury reductions. The states are not required to adopt the cap-and-trade approach, but many took that approach. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit struck down the EPA’s regulations for reducing mercury emissions from coal-fired power plants. The effect of the court’s ruling is to maintain power plants on the list of hazardous air pollutant sources subject to regulation under section 112 of the Clean Air Act and to invalidate the EPA’s “cap-and-trade” approach to regulation of mercury emissions. Both the EPA and industry appealed the decision to the United States Supreme Court after the lower court denied a petition for rehearing. In February 2009, EPA announced it would withdraw this appeal and proceed to draft regulations for use of “maximum achievable control technologies”, or “MACT” under section 112 of the Clean Air Act, and if the United States Supreme Court declined to rehear the case. The EPA recently entered into a settlement agreement under which the EPA committed to issue a proposed MACT rule restricting emissions of hazardous air pollutants, including mercury, from coal-fired power plants by March 2011 and to issue a final rule by November 2011. The EPA has indicated that all existing coal-fired power plants will be required to comply with such standards within four years of a final rule. A MACT standard could increase the cost of consuming coal and impact the demand for coals with various amounts or compounds of mercury contained therein.

The United States and more than 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide which is a major by-product of burning coal. In December 1997, in Kyoto, Japan, the signatories to the convention agreed to the Kyoto Protocol (the “Protocol”), which is a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, if the United States were to ratify the Protocol, our nation would be required to reduce emissions to 93% of 1990 levels over a five-year period from 2008 through 2012. The United States has not ratified the Protocol. The Protocol, which became effective in 2005 and expires in 2012, requires the industrialized countries that have ratified it to significantly reduce their GHG emissions.

As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The United States participated in the conference. The convention adopted what is called the “Bali Action Plan.” The Bali Action Plan contains no binding commitments, but concludes that “deep cuts in global emissions will be required” and provides a timetable for two years of talks to shape the first formal addendum to the 1992 United Nations Framework Convention on Climate Change treaty since the Kyoto Protocol. Although the Protocol is still not binding on the United States and the Bali Action Plan is just commencing, these restrictions, whether through ratification of global agreements or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. Countries that have to reduce emissions may use less coal affecting demand for United States export coal. There could be pressure on companies in the United States to reduce emissions if they want to trade with countries that are part of the Protocol or subsequent global agreements.

U.S. legislative and regulatory action also may address greenhouse gas emissions. In June 2009, the Waxman-Markey bill, which would establish a cap-and-trade program designed to achieve substantial reductions in greenhouse gas emissions, passed the U.S. House of Representatives. Similar legislation currently is under consideration in the U.S. Senate. EPA also has commenced regulatory action that could lead to controls on carbon dioxide from larger emitters such as coal-fired power plants and industrial sources. In advance of federal action, state and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted California legislation, are taking effect before federal action. In addition, some states and municipalities in the United States have adopted or may adopt in the future regulations on greenhouse gas emissions. Some states and municipal entities have commenced litigation in different jurisdictions seeking to have certain utilities, including some of our customers, reduce their emission of carbon dioxide.

Considerable uncertainty is associated with these air emissions initiatives. The content of new treaties, legislation or regulation is not yet determined and many of the new regulatory initiatives remain subject to review by the agencies or the courts. Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Any more stringent air emissions requirements, however, are likely to impose significant emissions control expenditures on many coal-fired power plants and industrial boilers and could have the effect of making them unprofitable. As a result, these generators may switch to other fuels that generate less of these emissions, possibly reducing future demand for coal and the construction of coal-fired power plants. In this regard, many of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2009 through July 31, 2009	194,045	$33.31	-	-
August 1, 2009 through August 31, 2009	175	$34.58	-	-
September 1, 2009 through September 30, 2009	58	$34.16	-	-
Total	194,278	$33.31	-	-

(1)
On December 12, 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.   During the three months ended September 30, 2009, the Company issued 576,481 shares of common stock to employees upon vesting of restricted stock and restricted stock units.

(2)	We currently do not have a publicly announced share repurchase program with the exception of the Board approved program described in footnote (1).

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2009, Old Alpha held a special shareholders meeting and two proposals were considered.  Both proposals were approved by the shareholders.

The first proposal was to adopt the Agreement and Plan of Merger, dated as of May 11, 2009, between Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc., as described in the joint proxy statement/prospectus, dated June 24, 2009 (pursuant to which Alpha Natural Resources, Inc. will merge with and into Foundation Coal Holdings, Inc.).  The following is a tabulation with respect to the proposal:

FOR	40,128,530
AGAINST	18,706,965
ABSTAIN	299,439

The second proposal was to approve adjournments of the Alpha Natural Resources, Inc. Special Meeting, if necessary or appropriate, to permit further solicitation of proxies if there are not sufficient votes at the time of the Alpha Natural Resources, Inc. Special Meeting to approve the above proposal.  The following is a tabulation with respect to the proposal:

FOR	36,936,313
AGAINST	21,781,480
ABSTAIN	417,141

On July 31, 2009, Foundation held a special shareholders meeting and two proposals were considered.  Both proposals were approved by the shareholders.

The first proposal was to adopt the Agreement and Plan of Merger, dated as of May 11, 2009, between Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc., as described in the joint proxy statement/prospectus, dated June 24, 2009, pursuant to which Alpha Natural Resources, Inc. will merge with and into Foundation Coal Holdings, Inc. The following is a tabulation with respect to the proposal:

FOR	35,088,166
AGAINST	62,770
ABSTAIN	135,659

The second proposal was to approve adjournments of the Foundation Coal Holdings, Inc. Special Meeting, if necessary or appropriate, to permit further solicitation of proxies if there are not sufficient votes at the time of the Foundation Coal Holdings, Inc. Special Meeting to approve the proposal to adopt the merger agreement. The following is a tabulation with respect to the proposal:

FOR	31,633,025
AGAINST	3,640,991
ABSTAIN	12,579

Item 6. Exhibits    See the Exhibit Index following the signature page of this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:/s/ Frank J. Wood
Name: Frank J. Wood Title: Executive Vice President and Chief Financial Officer

Date: November 9, 2009

10-Q EXHIBIT INDEX

Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of New Alpha . (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

3.2	Amended and Restated Bylaws of New Alpha(Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

4.1
Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008.)

4.2
Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008.)

4.3
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (SEC File No. 1-32423) filed on April 9, 2008.)

4.4
Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

4.5
Senior Notes Indenture, dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-118427) of Foundation Coal Holdings, Inc. filed on December 7, 2004.)

4.6
Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 14, 2005.)

4.7
Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 9, 2007.)

4.8
Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain New Alpha subsidiaries and The Bank of New York, as Trustee(Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

4.9
Subordinated Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Old Alpha (SEC File No. 1-32423) filed on April 9, 2008.)

4.10
Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 to the Quarter Report on Form 10-Q of New Alpha filed on August 7, 2009.)

10.1
Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007) (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.2
Alpha Natural Resources, Inc. Annual Incentive Bonus Plan (effective May 14, 2008) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on May 16, 2008.)

10.3*	Summary Description of Director Compensation.

10.4*	Alpha Natural Resources, Inc. Key Employee Separation Plan (as Amended and Restated effective July 31, 2009)

10.5
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007) (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.6
Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.7
Form of Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated  2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 9, 2007.)

10.8
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on May 16, 2008.)

10.9
Form of Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.10
Form of Restricted Stock Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.11*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan.

10.12
Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.13
Form of Amendment to Director Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No.001-32423) filed on February 27, 2009.)

10.14
Form of Performance Share Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of December 12, 2008) (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.15
Form of Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of February 10, 2009) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.16
Form of Retention Plan Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.17*	Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan.

10.18*	Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan.

10.19
Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated July 31, 2009) (Incorporated by reference to Exhibit 99.1 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.20
Form of Rollover Nonqualified Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.21
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.22
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.23*	Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan.

10.24*	Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan.

10.25*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Stock Incentive Plan.

10.26*	Form of Director Deferred Compensation Agreement under the Amended and Restated 2004 Stock Incentive Plan.

10.27*	Agreement by and between Alpha Natural Resources Services, LLC and Michael J. Quillen, dated as of July 31, 2009.

10.28*	Agreement by and between Foundation Coal Corporation and James F. Roberts, dated July 31, 2009.

10.29*	Third Amended and Restated Employment Agreement by and between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated as of July 31, 2009.

10.30*	First Amended and Restated Employment Agreement by and between Alpha Natural Resources, Inc. and Kurt D. Kost, dated as of August 1, 2009.

10.31*	Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and Frank J. Wood.

10.32*	Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and James J. Bryja.

10.33*	Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and A. Scott Pack, Jr.

10.34*	Key Employee Retention Letter from Alpha Natural Resources, Inc. with James J. Bryja.

10.35*	Key Employee Retention Letter from Alpha Natural Resources, Inc. with A. Scott Pack, Jr.

10.36*	Letter Agreement by and between Alpha Natural Resources, Inc. and A. Scott Pack, Jr. dated July 24, 2009 and September 9, 2009.

10.37*	Form of Indemnification Agreement by and between Alpha Natural Resources, Inc. and each of its current and future directors and officers.

10.38
Amendment No. 1 to Credit Agreement, dated as of May 22, 2009, by and among Foundation Coal Holdings, Inc., Foundation Coal Corporation, Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Foundation Coal Holdings, Inc. filed on May 27, 2009.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

14.1	Code of Business Ethics (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32(a)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

32(b)*	Certification Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*  Filed herewith.