Form 10-K
period 2009-12-31
Alpha Natural Resources, Inc.
filed 2010-03-01
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32331
ALPHA NATURAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1638663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Alpha Place, P.O. Box 2345, Abingdon, Virginia	24212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(276) 619-4410

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009, was approximately $1.3 billion based on the closing price of Old Alpha’s common stock as reported that date on the New York Stock Exchange of $26.27 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.
Common Stock, $0.01 par value, outstanding as of February 23, 2010 — 120,798.160 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

2009 ANNUAL REPORT ON FORM 10-K

Page
PART I

Item 1. Business	5

Item 1A. Risk Factors	28

Item 1B. Unresolved Staff Comments	44

Item 2. Properties	44

Item 3. Legal Proceedings	49

Item 4. Reserved	49

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50

Item 6. Selected Financial Data	52

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	84

Item 8. Financial Statements and Supplementary Data	85

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	163

Item 9A. Controls and Procedures	163

Item 9B. Other Information	164

PART III

Item 10. Directors, Executive Officers and Corporate Governance	165

Item 11. Executive Compensation	165

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	165

Item 13. Certain Relationships and Related Transactions, and Director Independence	165

Item 14. Principal Accountant Fees and Services	165

PART IV

Item 15. Exhibits and Financial Statement Schedules	166

Exhibit 10.19
Exhibit 10.28
Exhibit 10.33
Exhibit 10.34
Exhibit 10.37
Exhibit 10.44
Exhibit 10.49
Exhibit 10.50
Exhibit 10.63
Exhibit 10.67
Exhibit 10.68
Exhibit 12.1
Exhibit 12.2
Exhibit 21.1
Exhibit 23
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	worldwide market demand for coal, electricity and steel;
•	global economic, capital market or political conditions, including ongoing instability and volatility in worldwide financial markets and a prolonged economic recession in the markets in which we operate;
•	decline in coal prices;
•	regulatory and court decisions;
•	competition in coal markets;
•	changes in environmental laws and regulations or the related interpretations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential carbon or greenhouse gas related legislation;
•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and our customers refusing to receive coal under agreed contract terms;
•	future legislation and changes in regulations, governmental policies or taxes or changes in interpretation thereof;
•	inherent risks of coal mining beyond our control;
•	the geological characteristics of the Powder River Basin and Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•	our ability to integrate the operations we have acquired or developed with our existing operations successfully, as well as those operations that we may acquire or develop in the future;
•	the risk that the businesses of Old Alpha and Foundation will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	our actual results of operations following the Merger, which may differ significantly from the pro forma financial data included in Note 20 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K;
•	the calculations of, and factors that may impact the calculations of, the purchase price paid in the merger with Foundation Coal Holdings, Inc., the allocation of this purchase price to the net assets acquired, and the effect of this allocation on future results, including our earnings per share, when calculated on a GAAP basis;
•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;
•	our relationships with, and other conditions affecting, our customers;

•	reductions or increases in customer coal inventories and the timing of those changes;
•	changes in and renewal or acquisition of new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title;
•	changes in postretirement benefit obligations and pension obligations;
•	fair value of derivative instruments not accounted for as hedges that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business, related costs, and profitability estimates;
•	restrictive covenants in our credit facility and the indentures governing the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015;
•	certain terms of the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015, including any conversions, that may adversely impact our liquidity;
•	weather conditions or catastrophic weather-related damage; and
•	other factors, including the other factors discussed in Item 1A “Risk Factors” of this report.
When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events, which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

PART I

Item 1.	Business
Overview
On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). Prior to the Merger, Old Alpha, together with its affiliates, was a leading supplier of high-quality Appalachian coal to the steel industry, electric utilities and other industries, with mining operations in Virginia, West Virginia, Kentucky and Pennsylvania. Old Alpha was also the nation’s largest supplier and exporter of metallurgical coal, a key ingredient in steel manufacturing. Prior to the Merger, Foundation, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia and Wyoming. Foundation primarily supplied steam coal to U.S. utilities for use in generating electricity and also sold steam coal to industrial plants and metallurgical coal to steel companies in the U.S.
Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “we,” “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Merger.
We have provided a glossary of selected terms beginning on page 27, which defines certain technical terms used in this Annual Report on Form 10-K.
We are one of America’s premier coal suppliers, ranked third largest among publicly-traded U.S. coal producers as measured by combined Old Alpha and Foundation 2009 and 2008 pro forma revenues of $3.4 billion and $4.0 billion, respectively (see Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country. We operate 61 mines and 14 coal preparation plants in Northern and Central Appalachia and the Powder River Basin, with approximately 6,400 employees.
For financial accounting purposes, the Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements became the financial statements of Alpha and Alpha’s periodic filings subsequent to the Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. Old Alpha’s financial position as of December 31, 2008 and its results of operations for the years ended December 31, 2008 and 2007 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month post-Merger period from August 1, 2009 through December 31, 2009.
Prior to the Merger, Old Alpha had one reportable segment, Coal Operations. As a result of the Merger, we changed our organizational structure and now have two reportable segments: Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of the mines in Central and Northern Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; Coal Gas Recovery; equipment sales and repair operations; terminal services; the leasing of mineral rights and general corporate overhead. All prior period segment information has been reclassified to conform to the current year presentation.
Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 83% of our 2009 coal sales volume. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 17% of our 2009 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke. We believe that the volume of the coal we sell will grow when and if demand for power and steel increases.
During 2009, we sold a total of 47.2 million tons of steam and metallurgical coal and generated coal revenues of $2.2 billion, EBITDA from continuing operations of $494.8 million and income from continuing operations of $66.8 million. We define and reconcile EBITDA from continuing operations and explain its importance in Item 6 under “Selected Financial Data.” Our coal sales during 2009 consisted of 45.7 million tons of produced and processed coal, including 0.4 million tons purchased from third parties and processed at our processing plants or loading facilities prior to resale, and 1.5 million tons of purchased coal which we resold without processing. Approximately 82% of the purchased coal in 2009 was blended with coal produced from our mines prior to resale. Approximately 32% of our coal revenues combined with freight and handling revenues in 2009 was derived from sales made outside the United States, primarily in Brazil, Italy, Belgium, Canada, and Spain.

As of December 31, 2009, we owned or leased approximately 2.3 billion tons of proven and probable coal reserves. Of our total proven and probable reserves, approximately 64% are low sulfur reserves, with approximately 54% having sulfur content below 1%. Approximately 62% of our total proven and probable reserves have a high Btu content which creates more energy per unit when burned compared to coals with lower Btu content. We believe that our total proven and probable reserves will support current production levels for more than 20 years.
History
Old Alpha was formed under the laws of the State of Delaware on November 29, 2004. On February 15, 2005, an initial public offering of Old Alpha’s common stock occurred and since then, we have grown substantially through a series of acquisitions including the Foundation merger discussed in more detail above. During 2005, Old Alpha acquired the Nicewonder Coal Group’s coal reserves and operations in southern West Virginia and southwestern Virginia (“Nicewonder Acquisition”), for an aggregate purchase price of $328.2 million. The operations that were acquired in this acquisition now constitute our Callaway operations included in our Southern West Virginia business unit. In 2005, the assets of our Colorado mining subsidiary, National King Coal LLC, and related trucking subsidiary, Gallup Transportation and Transloading Company, LLC were sold. During 2006, Old Alpha acquired certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy, for $28.8 million. These operations are adjacent to our Enterprise operations and were integrated with Enterprise. During 2007, Old Alpha paid $43.9 million for the acquisition of certain coal mining assets in western West Virginia known as Mingo Logan from Arch Coal, Inc. The Mingo Logan purchase consisted of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway operations.
During 2008:
•	Our subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in Dominion Terminal Associates (“DTA”) from approximately 33% to approximately 41%, effectively increasing our coal export and terminal capacity at DTA from approximately 6.5 million tons to approximately 8.0 million tons annually. DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia.
•	Old Alpha sold its interest in Gallatin Materials LLC (“Gallatin”), a start-up lime manufacturing business in Verona, Kentucky, for cash in the amount of $45.0 million. The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million. Old Alpha recorded a gain on the sale of $13.6 million in the third quarter of 2008.
•	Old Alpha entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs Natural Resources Inc. (formerly known as Cleveland Cliffs Inc.) (“Cliffs”) would acquire all of Old Alpha’s outstanding shares. On November 3, 2008, Old Alpha commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order requiring Cliffs to hold its scheduled shareholder meeting. During the fourth quarter of 2008, Old Alpha and Cliffs mutually terminated the merger agreement and settled the litigation. The terms of the settlement agreement included a $70.0 million payment from Cliffs to Old Alpha which, net of transaction costs, resulted in a gain of $56.3 million.
•	Old Alpha announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”). The mine stopped producing coal in early January 2009 and ceased equipment recovery operations by the end of April 2009. The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location. Old Alpha recorded a charge of $30.2 million in the fourth quarter of 2008, which includes asset impairment charges of $21.2 million, write off of advance mining royalties of $3.8 million, which will not be recoverable, severance and other employee benefit costs of $3.6 million and increased reclamation obligations of $1.9.
•	Approximately 17.6 million tons of underground coal reserves in eastern Kentucky that Old Alpha had originally acquired as part of the Progress acquisition were sold to a private coal producer for approximately $13.0 million in cash.
Competitive Strengths
We believe that the following competitive strengths enhance our prominent position in the United States:
We are the third largest publicly traded coal producer in the United States based on 2009 and 2008 combined pro forma revenues and have significant coal reserves. Based on 2009 and 2008 combined pro forma revenues of $3.4 billion and $4.0 billion, we are the third largest publicly traded coal producer in the United States. As of December 31, 2009, we controlled approximately 2.3 billion tons of proven and probable coal reserves. See Note 20 in the Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K for pro forma revenues.

We have a diverse portfolio of coal mining operations and reserves. We operate a total of 61 mines and have reserves in the three major U.S. coal producing regions: the Powder River Basin, Northern Appalachia and Central Appalachia. Our mines are located in Wyoming, Pennsylvania, West Virginia, Virginia, Illinois and Kentucky. We sell coal to domestic and foreign electric utilities, steel producers and industrial users. We are the only producer with significant operations and major reserve blocks in both the Powder River Basin and Northern Appalachia, two U.S. coal production regions for which future demand is expected to increase. We believe that this geographic diversity provides us with a significant competitive advantage, allowing us to source coal from multiple regions to meet the needs of our customers and reduce their transportation costs.
We are a recognized industry leader in safety and environmental performance. Our focus on safety and environmental performance results in a lower likelihood of disruption of production at our mines, which leads to higher productivity and improved financial performance. We operate some of the nation’s safest mines, with 2009 total injury incident rates, as tracked by the Mine Safety and Health Administration (“MSHA”), below industry averages.
Our ability to blend coals from our operations allows us to increase our coal revenues and gross margins while meeting our customer requirements. The strategic locations of our mines and preparation plants provide us the ability to blend coals from our operations and increase coal revenue and gross margins while meeting our customer requirements.
We have long-standing relationships and long-term contracts with many of the largest coal-burning utilities in the United States. We supply coal to numerous power plants operated by a diverse group of electricity generators across the country. We believe we have a reputation for reliability and superior customer service that has enabled us to solidify our customer relationships.
We are the largest producer of metallurgical coal in the United States and have access to international customers. We are the largest producer of metallurgical coal in the United States and have the ability to serve international customers. We have the capacity to ship approximately 14 million tons annually through our 41% ownership interest in DTA and through our access to other international shipping points.
Our management team has a track record of success. Our management team has a proven record of generating free cash flow, reducing costs, developing and maintaining long-standing customer relationships and effectively positioning us for future growth and profitability.
Business Strategy
Our objective is to increase shareholder value through sustained earnings and cash flow growth. Our key strategies to achieve this objective are described below:
Maintaining our commitment to operational excellence. We seek to maintain our operational excellence with an emphasis on investing selectively in new equipment and advanced technologies. We will continue to focus on profitability and efficiency by leveraging our significant economies of scale, large fleet of mining equipment, information technology systems and coordinated purchasing and land management functions. In addition, we continue to focus on productivity through our culture of workforce involvement by leveraging our strong base of experienced, well-trained employees.
Capitalizing on industry dynamics through a balanced approach to selling our coal. Despite the volatility in coal prices over the past two years, we believe the long term fundamentals of the U.S. coal industry are favorable. We plan to continue employing a balanced approach to selling our coal, including the use of long-term sales commitments for a portion of our future production while maintaining uncommitted planned production to capitalize on favorable future pricing environments.
Selectively expanding our production and reserves. Given our broad scope of operations and expertise in mining in major coal-producing regions in the United States, we believe that we are well-situated to capitalize on the expected continued growth in U.S. and international coal consumption by evaluating growth opportunities, including expansion of production capacity at our existing mining operations, further development of existing significant reserve blocks in Northern and Central Appalachia, and potential strategic acquisition opportunities that arise in the United States or internationally. We will prudently act to expand our reserves when appropriate.
Continuing to provide a mix of coal types and qualities to satisfy our customers’ needs. By having operations and reserves in three major coal producing regions, we are able to source and blend coal from multiple mines to meet the needs of our domestic and international customers. Our broad geographic scope and mix of coal qualities provide us with the opportunity to work with many leading electricity generators, steel companies and other industrial customers across the country.

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
Longwall Mining
We utilize longwall mining techniques at our Pennsylvania Services business unit. Longwall mining is the most productive and safest underground mining method used in the United States. A rotating drum is trammed mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface. Continuous miners are used to develop access to long rectangular blocks of coal which are then mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. Longwall mining is highly productive and most effective for large blocks of medium to thick coal seams. High capital costs associated with longwall mining demand large, contiguous reserves. Ultimate seam recovery of in-place reserves using longwall mining is much higher than the room-and-pillar mining underground technique. All of the raw coal mined at our longwall mines is washed in preparation plants to remove rock and impurities.
Room-and-Pillar Mining
Our AMFIRE, Southern West Virginia, Northern West Virginia, and Virginia/Kentucky business units utilize room-and-pillar mining methods. In this type of mining, main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof. Shuttle cars and battery coal haulers are used to transport coal to the conveyor belt for transport to the surface. This method is more flexible than longwall mining and often used to mine smaller coal blocks or thin seams. Ultimate seam recovery of in-place reserves is typically less than that achieved with longwall mining. All of this production is also washed in preparation plants before it becomes saleable clean coal.
Truck-and-Shovel Mining and Truck and Front-End Loader Mining
We utilize truck-and-shovel mining methods in both of our mines in the Powder River Basin. We utilize the truck and front-end loader method at the surface mines in our AMFIRE, Southern West Virginia, Northern West Virginia, and Virginia/Kentucky business units. These methods are similar and involve using large, electric or hydraulic-powered shovels or diesel-powered front-end loaders to remove earth and rock (overburden) covering a coal seam which is later used to refill the excavated coal pits after the coal is removed. The loading equipment places the coal into haul trucks for transportation to a preparation plant or loadout area. Ultimate seam recovery of in-place reserves on average exceeds 90%. This surface-mined coal rarely needs to be cleaned in a preparation plant before sale. Productivity depends on overburden and coal thickness (strip ratio), equipment utilized and geologic factors.
Coal Characteristics
In general, coal of all geological compositions is characterized by end use as either steam coal or metallurgical coal. Heat value, sulfur and ash content, and volatility, in the case of metallurgical coal, are the most important variables in the profitable marketing and transportation of coal. These characteristics determine the best end use of a particular type of coal. We mine, process, market and transport sub-bituminous and bituminous coal, characteristics of which are described below.
Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Alpha mines both sub-bituminous and bituminous coal. Bituminous coal is located primarily in Appalachia, Arizona, the Midwest, Colorado, Wyoming and Utah and is the type most commonly used for electric power generation in the United States. Sub-bituminous coal is used for industrial steam purposes, while bituminous coal, depending on its quality, can be used for both metallurgical and industrial steam purposes. Of our estimated 2.3 billion billion tons of proven and probable reserves, approximately 62% have a heat value above 12,500 Btus per pound.
Sulfur Content. Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coals have a sulfur content of 1.5% or less. Approximately 64% of our proven and probable reserves are low sulfur coal.

High sulfur coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by 50% to 90%. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal or by purchasing emission allowances on the open market, allowing the user to emit a predetermined amount of sulfur dioxide. Some older coal-fired plants have been retrofitted with scrubbers, although most have shifted to lower sulfur coals as their principal strategy for complying with Phase II of the Clean Air Act’s Acid Rain regulations. We expect that any new coal-fired generation plant built in the United States will use clean coal-burning technology.
Ash & Moisture Content. Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight.
Coking Characteristics. The coking characteristics of metallurgical coal are typically measured by the coal’s fluidity, ARNU and volatility. Fluidity and ARNU tests measure the expansion and contraction of coal when it is heated under laboratory conditions to determine the strength of coke that could be produced from a given coal. Typically, higher numbers on these tests indicate higher coke strength. Volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of metallurgical coal determines the percentage of feed coal that actually becomes coke, known as coke yield. Coal with a lower volatility produces a higher coke yield and is more highly valued than coal with a higher volatility, all other metallurgical characteristics being equal.
Business Environment
Coal is an abundant, efficient and affordable natural resource used primarily to provide fuel for the generation of electric power. World-wide economically recoverable coal reserves using today’s technology are estimated to be approximately 910 billion tons. The United States is one of the world’s largest producers of coal and has approximately 29% of global coal reserves, representing nearly 250 years of supply based on current usage rates. According to the U.S. Department of Energy, the energy content of the United States coal reserves exceeds that of all the known oil supplies in the world.
Coal Markets. Coal is primarily consumed by utilities to generate electricity. It is also used by steel companies to make steel products and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In general, coal is characterized by end use as either steam coal or metallurgical coal. Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coke, which is used in the production of steel. Over the past forty years, total annual coal consumption in the United States (excluding exports) has nearly doubled to approximately one billion tons in 2009. The growth in the demand for coal has coincided with an increased demand for coal from electric power generators.

	Actual (1)			Preliminary (1)	Projected (2)		Annual Growth
Consumption by Sector	2006	2007	2008	2009	2015	2030	2009-2015	2015-2030
				(Tons in millions)
Electric Generation	1,027	1,045	1,042	936	1,044	1,147	2%	1%
Industrial	60	57	58	48	53	52	2%	—
Steel Production	23	23	22	16	20	17	4%	(1)%
Coal-to-Liquids Processes	—	—	—	—	20	57	—	7%
Residential/Commercial	3	4	4	3	3	3	—	—
Export	50	59	82	59	60	36	—	(3)%

Total	1,162	1,187	1,208	1,062	1,200	1,312	2%	1%

(1)	Actual and preliminary data estimates are based on data published in the EIA’s Short Term Energy Outlook 2010.

(2)	Projected data based on the EIA’s Annual Energy Outlook 2010.
Much of the nation’s power generation infrastructure is coal-fired. As a result, coal has consistently maintained a 46% to 53% market share during the past 10 years, principally because of its relatively low cost, reliability and domestic abundance. Coal is the lowest cost fossil fuel used for base-load electric power generation, typically being considerably less expensive than natural gas or oil. Coal-fired generation is also competitive with nuclear power generation especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but its application is limited both by geography and susceptibility to seasonal and climatic conditions. Through 2009, non-hydropower renewable power generation accounted for only 2.8% of all the electricity generated in the United States, and wind and solar power represented only 1.8% of United States power generation.

Coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting power generation, technological developments, transportation costs, and the location, availability and cost of other fuels such as natural gas, nuclear and hydroelectric power.
Coal’s primary advantages are its relatively low cost and availability compared to other fuels used to generate electricity. According to the Electric Power Research Institute (EPRI) Energy Technology Assessment Center, the levelized cost of electricity for various power generation technologies, including overnight capital costs, owner’s costs (e.g., interest during construction), fuel costs, and variable and fixed operations and maintenance (O&M) costs, are as follows:

Cost of Electricity
Power Generation Technology	(2006 $/MWh)
Supercritical Pulverized Coal (Fuel cost = $1.5/MMBtu)	53
Natural Gas Combined Cycle (Fuel cost = $6/MMBtu)	58
Integrated Gasification Combined Cycle (Fuel cost = $1.5/MMBtu)	61
Nuclear	64
Natural Gas Combined Cycle (Fuel cost = $8/MMBtu)	73
Wind	96
Biomass Circulating Fluidized Bed	107
Solar Thermal Trough	190
Coal Production. United States coal production was approximately 1.1 billion tons in 2009. The following table, derived from data prepared by the EIA, sets forth production statistics in each of the major coal producing regions for the periods indicated.

	Actual (1)			Preliminary (2)	Projected (2)		Annual Growth
Production by Region	2006	2007	2008	2009	2015	2030	2009-2015	2015-2030
				(Tons in millions)
Powder River Basin	473	480	496	459	521	635	2%	1%
Central Appalachia	236	227	216	216	141	104	(7)%	(2)%
Northern Appalachia	137	133	136	121	157	159	4%	—
Illinois Basin	95	96	99	93	123	125	5%	—
Other	222	211	205	193	213	237	2%	1%

Total	1,163	1,147	1,172	1,082	1,155	1,260	1%	1%

(1)	Actual data estimates are based on coal production information published in the EIA’s coal production website.

(2)	Preliminary and projected data based on EIA Annual Energy Outlook 2010.
Coal Regions. Coal is mined from coal fields throughout the United States, with the major production centers located in the Western United States, Northern and Central Appalachia and the Illinois Basin. The quality of coal varies by region. Physical and chemical characteristics of coal are very important in measuring quality and determining the best end use of particular coal types.
Competition. The coal industry is intensely competitive. With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and with a large number of western coal producers. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. In 2009, imports accounted for a relatively small percentage of total U.S coal consumption. As of October 2009, 2% of total U.S. coal consumption in 2009 was imported. Excess industry capacity, which has occurred in the past, tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for greater than 93% of 2009 domestic coal consumption. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures and commercial and industrial outputs in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.
Demand for our metallurgical coal and the prices that we will be able to obtain for metallurgical coal will depend to a large extent on the demand for U.S. and international steel, which is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export metallurgical market, during 2009 and 2008, we largely competed with producers from Australia, Canada, and other international producers of metallurgical coal.

Mining Operations
We currently have six regional business units, operating in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming. As of December 31, 2009, these business units include 14 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 61 active mines (some of which are operated by third parties under contracts with us), using four mining methods: longwall mining, room-and-pillar mining, truck-and-shovel mining and truck and front-end loader mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars or continuous haulage, roof bolters, and various ancillary equipment. We have two large underground mines that employ a longwall mining system. Our Eastern surface mines are a combination of contour highwall miner, auger operations using truck/loader-excavator equipment fleets along with large production tractors and a small percentage using mountain top removal. Our Western surface mines are large open-pit operations that use the truck-and-shovel mining method. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2009, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Within each regional business unit, mines have been developed at strategic locations in close proximity to our preparation plants and rail shipping facilities. Coal is transported from our regional business units to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities.
The following table provides location and summary information regarding our six regional business units and the preparation plants and active mines associated with these business units as of December 31, 2009:
Regional Business Units

			Number and Type of
		Preparation	Mines as of				2009 Production
		Plants/Shipping Points as	December 31, 2009				of Saleable Tons
Business Unit	Location	of December 31, 2009	Underground	Surface	Total	Transportation	in (000’s) (1)

Pennsylvania Services	Pennsylvania	Cumberland and Emerald	2	—	2	Barge, Truck, CSX, NS	5,376
AMFIRE	Pennsylvania	Clymer and Portage	5	10	15	NS, Truck	2,632
Southern West Virginia	West Virginia	Litwar, Kepler and Black Bear	10	3	13	NS	5,073
Northern West Virginia	West Virginia	Erbacon, Kingston, Rockspring and Pioneer	5	3	8	Barge, CSX, NS, RJCC, Truck	4,251
Virginia/Kentucky	Virginia, Kentucky	Toms Creek, Roxana, McClure River and Moss #3	14	7	21	CSX, NS	7,731
Alpha Coal West	Wyoming	Belle Ayr and Eagle Butte	—	2	2	BNSF, UP, Truck	20,767

	Total from continuing operations		36	25	61		45,830
Kingwood (2)	West Virginia	Whitetail	2	—	2	CSX	40

	Total from all operations		38	25	63		45,870

(1)	Includes coal purchased from third-party producers that was processed at our subsidiaries’ preparation plants in 2009.

(2)	During 2008, Old Alpha announced the permanent closure of Kingwood. The mines stopped producing coal in early January 2009.
BNSF = BNSF Railway
CSX = CSX Transportation
RJCC = R.J. Corman Railroad Company
NS = Norfolk Southern Railway Company
UP = Union Pacific Railroad Company

The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, environmental permit timing, and preparation plant capacity.
Pennsylvania Services
Our Pennsylvania Services business unit consists of our Cumberland and Emerald mining complexes, which collectively shipped 5.4 million tons in 2009. Coal is mined primarily by using longwall mining systems supported by continuous miners. We control approximately 779.2 million tons of contiguous reserves through our Pennsylvania Services business unit. Approximately 178.8 million tons are assigned to active mines and 600.4 million tons are unassigned. Both mines operate in the Pittsburgh No. 8 Seam, the dominant coal-producing seam in the region, which is six to eight feet thick in the mines. The mines sell high Btu, high sulfur coal primarily to eastern utilities. There are 1,485 salaried and hourly employees at our Pennsylvania Services business unit. The hourly work force at each mine is represented by the United Mine Workers of America (“UMWA”).
Cumberland shipped 2.9 million tons of coal in 2009. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production via truck.
Emerald shipped 2.5 million tons of coal in 2009. Emerald has the ability to store clean coal and blend variable sulfur products to meet customer requirements. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railway or CSX Transportation. The mine also has the option to ship a portion of its coal by truck.
AMFIRE
Our AMFIRE business unit consists of five underground mines operated by AMFIRE employees and ten surface mines, six of which are operated by independent contractors. Coal is mined primarily using continuous miners employing the room and pillar mining method at the underground mines and the truck and front end loader method at our surface mines. We control approximately 82.0 million tons of coal reserves through our AMFIRE business unit. Approximately 59.6 million tons are assigned to active mines and approximately 22.4 million tons are unassigned. AMFIRE employs 430 salaried and hourly employees. The mines sell high Btu, low, medium, and high sulfur coal to eastern utilities and steel companies. All of the underground mining operations at AMFIRE are staffed and operated by AMFIRE employees. The underground coal is delivered directly by truck to the customer, or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is cleaned, blended and loaded onto a rail belt or truck for shipment to customers. The surface mined coal is delivered directly by truck to the customer or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is blended and loaded onto a rail belt or truck for shipment to customers. During 2009, AMFIRE shipped 2.6 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with AMFIRE’s coal and shipped to our customers.
Southern West Virginia
Our Southern West Virginia business unit consists of our Brooks Run South and Callaway operations, which collectively shipped 5.1 million tons in 2009. Coal is mined primarily using continuous miners employing the room and pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 99.3 million tons of coal reserves through our Southern West Virginia business unit. Approximately 46.9 million tons are assigned to active mines and approximately 52.4 million tons are unassigned. There are 760 salaried and hourly employees at our Southern West Virginia business unit.
Brooks Run South produces coal from nine underground mines, four of which are underground mines operated by our employees, and five that are operated by independent contractors. The mines sell high Btu, low sulfur coal to eastern utilities and metallurgical coal to steel companies. The coal is transported by truck or rail to the Litwar and Kepler preparation plants operated by Brooks Run South or the Moss #3 plant operated by Dickenson-Russell, where it is cleaned, blended and loaded onto rail for shipment to customers. During 2009, Brooks Run South shipped 2.1 million tons, which included approximately 0.3 million tons of coal purchased from third parties that was blended with other coals and shipped to our customers.

Callaway produces coal from three surface mining operations operated by our Callaway employees and one underground mine operated by our subsidiary Cobra Natural Resources, LLC (“Cobra”) using continuous miners and the room and pillar mining method. The mines sell high Btu, low sulfur coal to eastern utilities and metallurgical coal to steel companies. Callaway also recovers coal from the road construction business operated by our subsidiary Nicewonder Contracting, Inc. (“NCI”). Coal from the three surface mines and NCI is transported by truck to the Black Bear preparation plant or the Ben Creek or Mate Creek loadouts operated by Cobra or the Virginia Energy loadout operated by Callaway where the coal is cleaned, blended, and loaded onto rail for shipment to customers. Coal from the underground mine is belted to the Black Bear preparation plant where it is cleaned and then loaded into railcars at the Ben Creek loadout for shipment to our customers. During 2009, Callaway shipped 3.0 million tons, which included less than 0.1 million tons of coal purchased from third parties.
Northern West Virginia
Our Northern West Virginia business unit consists of our Brooks Run North, Kingston, Rockspring, and Pioneer operations, which collectively shipped 4.1 million tons in 2009. Coal is mined primarily using continuous miners employing the room and pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 254.7 million tons of coal reserves through our Northern West Virginia business unit. Approximately 75.0 million tons are assigned to active mines and approximately 179.7 million tons are unassigned. There are 940 salaried and hourly employees at our Northern West Virginia business unit.
Brooks Run North produces coal from two underground mines and one surface mine operated by our Brooks Run North employees. The mines sell high Btu, medium sulfur coal primarily to eastern utilities. The coal is transported by truck to the Erbacon preparation plant operated by Brooks Run North where it is cleaned, blended and loaded onto rail for shipment to customers. During 2009, Brooks Run North shipped 2.2 million tons.
Kingston produces coal from two underground mines operated by Kingston employees. Kingston sells primarily metallurgical coal. The coal is trucked to the Kanawha River for shipment by barge or to CSX Transportation or the Norfolk Southern Railway load-outs for shipment by rail. During 2009, Kingston shipped 0.4 million tons.
Rockspring operates a large multiple section mining complex called Camp Creek that produces coal from one underground mine operated by our Rockspring employees. The mine sells mid Btu, low and medium sulfur coal primarily to southeastern utilities. Rockspring has a mine site rail loadout served by Norfolk Southern Railway. The mine can also ship a portion of its production by truck. Rockspring shipped 1.1 million tons of coal in 2009.
Pioneer produces coal from two surface mines: Paynter Branch and Pax. These mines sell high Btu, low and medium sulfur steam coal primarily to eastern utilities and metallurgical coal to steel companies. The Pioneer mines shipped 0.4 million tons of steam and metallurgical coal in 2009. Coal from Paynter Branch is shipped by truck to our on-site rail loading facility on the Norfolk Southern Railway and then on to domestic utilities and exported to metallurgical coal customers. Coal from Pax is shipped to customers primarily via rail, with coal being trucked from the mine to our on-site train loading facility served by CSX Transportation and R.J. Corman Railroad. Pax coal may also be trucked to the Kanawha River for shipment by barge.
Virginia/Kentucky
Our Virginia/Kentucky business unit consists of our Paramont, Dickenson-Russell and Enterprise operations, which collectively shipped 7.7 million tons in 2009. Coal is mined primarily using continuous miners employing the room and pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 363.0 million tons of coal reserves through our Virginia/Kentucky business unit. Approximately 198.5 million tons are assigned to active mines and approximately 164.5 million tons are unassigned. There are 1,430 salaried and hourly employees at our Virginia/Kentucky business unit.
Paramont produces coal from seven underground mines, three of which are operated by independent contractors. Paramont also operates five surface mines, two of which are operated by independent contractors. These mines sell high Btu, low sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal produced by the underground mines is transported by truck to the Toms Creek preparation plant operated by Paramont, or the McClure River or Moss #3 preparation plants operated by Dickenson-Russell. At the preparation plant, the coal is cleaned, blended and loaded onto rail for shipment to customers. The coal produced by the surface mines is transported to one of our preparation plants or raw coal loading docks where it is blended and loaded onto rail for shipment to customers. During 2009, Paramont shipped 4.2 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Paramont’s coal and shipped to our customers.
Dickenson-Russell produces coal from four underground mines. These mines sell high Btu, low sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal is transported by truck to the McClure River or Moss #3 preparation plants operated by Dickenson-Russell or the Toms Creek preparation plant operated by Paramont where it is cleaned, blended and loaded on rail or truck for shipment to customers. During 2009, Dickenson-Russell shipped 1.4 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Dickenson-Russell’s coal and shipped to our customers.

Enterprise produces coal from three underground mines, one of which is operated by an independent contractor. Enterprise also has two surface mines, one of which is operated by an independent contractor. These mines sell high Btu, low, medium, and high sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal produced by the underground mines is transported by truck to the Roxana coal preparation plant operated by Enterprise where it is cleaned, blended and loaded onto rail for shipment to customers. The coal produced by the surface mine is transported to the Roxana preparation plant and Pioneer loadout facility where it is blended and loaded onto rail for shipment to customers. During 2009, Enterprise shipped 2.1 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Enterprise’s coal and shipped to our customers.
Alpha Coal West
Our Alpha Coal West business unit is located in the Powder River Basin. Alpha Coal West consists of our Belle Ayr and Eagle Butte operations, which collectively shipped 20.8 million tons in 2009. Coal is mined primarily using the truck and shovel mining method. We control approximately 709.3 million tons of coal reserves through our Alpha Coal West business unit and all of the coal reserves are assigned to active mines. There are 630 salaried and hourly employees at our Alpha Coal West business unit.
Belle Ayr consists of one mine that produces sub-bituminous, low sulfur coal for sale primarily to utility companies. Belle Ayr extracts coal from a coal seam that is 75 feet thick. The mine sells 100% of raw coal mined and no washing is necessary. Belle Ayr shipped 12.4 million tons of coal in 2009. We plan to apply to lease several hundred million tons of surface mineable, unleased federal coal that adjoins Belle Ayr’s property under the LBA process. If we prevail in the bidding process and obtain these leases, we will be able to extend the life of the mine. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the BNSF Railway and the Union Pacific Railroad to power plants located throughout the West, Midwest and the South.
Eagle Butte consists of one mine that produces sub-bituminous, low sulfur coal for sale primarily to utility companies. Eagle Butte extracts coal from coal seams that total 100 feet thick. The mine sells 100% of raw coal mined and no washing is necessary. Eagle Butte shipped 8.4 million tons of coal in 2009. Coal from Eagle Butte is shipped on the BNSF Railway to power plants located throughout the West, Midwest and the South. The mine also ships a small portion by truck.
Other Operations
We have other operations and activities in addition to our coal production, processing and sales business, including:
Road Construction Business. NCI operates a road construction business under a contract with the State of West Virginia Department of Transportation. Pursuant to the contract, NCI is building approximately 11 miles of rough grade road in West Virginia over the next one to two years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. As the road is constructed any coal recovered is sold by NCI as part of its coal operations. The Company also has other minor road construction projects in conjunction with other surface mining operations.
Maxxim Rebuild and Dry System Technology. Our subsidiary Maxxim Rebuild Co., LLC, is a mining equipment company with facilities in Kentucky and Virginia. This business largely consists of repairing and reselling equipment and parts used in surface mining and in supporting preparation plant operations. Our subsidiary Dry Systems Technologies manufactures patented particulate scrubbers and filters for underground diesel engine applications and rebuilds underground mining equipment for external customers and our subsidiaries.
Coal Gas Recovery. Our Coal Gas Recovery business provides degassing services in advance of mining in Pennsylvania. Coal bed methane is directed through pipelines and sold to third parties.
Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 41% interest in DTA, a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1984, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2009, we shipped a total of 1.6 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for operating expenses, which are offset by payments we receive for transportation incentive payments and for renting our unused storage space in the terminal to third parties. In 2009, we received cash payments related to the terminal of $17.0 million, partially offset by payments we made for expenses of $6.2 million. The terminal is held in a partnership with subsidiaries of two other companies, Arch Coal and Peabody Energy.
Coal Brokerage. Our coal brokerage group purchases and sells third party coal and serves as an agent of our coal subsidiaries.
Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Marketing, Sales and Customer Contracts
Our marketing and sales force, which is principally based in Abingdon, Virginia, included 60 employees as of December 31, 2009, and consists of sales managers, distribution/traffic managers, contract administrators and administrative personnel. In addition to marketing coal produced in our six regional business units, we are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our marketing efforts are centered on customer needs and requirements. By offering coal of both steam and metallurgical grades to provide specific qualities of heat content, sulfur and ash, and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and provides us with the ability to sustain high sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities and steel manufacturers who have been customers of ours and our acquired companies for decades.
We sold a total of 47.2 million tons of coal in 2009, consisting of 45.7 million tons of produced and processed coal and 1.5 million tons of purchased coal that we resold without processing. A portion of purchased coal was blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. Approximately 0.4 million tons of our 2009 purchased coal sales were processed by us, meaning we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale.
Old Alpha sold a total of 26.9 million tons of coal in 2008, consisting of 22.0 million tons of produced and processed coal and 4.9 million tons of purchased coal that was resold without processing. Of the total purchased coal sales of 6.2 million tons in 2008, approximately 4.0 million tons were blended prior to resale. Approximately 1.3 million tons of 2008 purchased coal sales were processed by us.
Old Alpha sold a total of 26.9 million tons of coal in 2007, consisting of 22.8 million tons of produced and processed coal and 4.1 million tons of purchased coal that was resold without processing. Of the total purchased coal sales of 5.6 million tons in 2007, approximately 3.5 million tons were blended prior to resale. Approximately 1.5 million tons of 2007 purchased coal sales were processed by us.
The breakdown of tons sold for 2009, 2008 and 2007 is set forth in the table below:

	Steam Coal Sales (1) (2)		Metallurgical Coal Sales (2)
Year	Tons	% of Total Sales Volume	Tons	% of Total Sales Volume
		(In millions, except percentages)
2009 (3)	39.1	83%	8.1	17%
2008	15.5	58%	11.4	42%
2007	16.4	61%	10.5	39%

(1)	Steam coal sales include sales to utility and industrial customers. Sales of steam coal to industrial customers, who we define as consumers of steam coal who do not generate electricity for sale to third parties, accounted for approximately 2%, 3% and 3% of total sales in 2009, 2008 and 2007, respectively.

(2)	Sales of steam coal during 2009, 2008, and 2007 were made primarily to large utilities and industrial customers throughout the United States, and sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in countries in Europe, Asia and South America.

(3)	The amounts for 2009 include the results of operations for Old Alpha for the period from January 1, 2009 to July 31, 2009 and the results of operations for the combined company for the period from August 1, 2009 through December 31, 2009.

We sold coal to over 150 different customers in 2009. Our top ten customers in 2009 accounted for approximately 47% of 2009 total revenues and our largest customer during 2009 accounted for approximately 12% of 2009 total revenues. The following table provides information regarding exports (including to Canada) in 2009, 2008 and 2007 by revenues and tons sold:

	Export	Export Tons Sold as a		Export Sales Revenue as a
	Tons	Percentage of Total	Export Sales	Percentage of Total
Year	Sold	Coal Sales Volume	Revenues (1)	Revenues

2009 (2)	6.6	14%	$768.0	31%
2008	8.5	31%	$1,292.1	52%
2007	7.5	28%	$687.9	38%

(1)	Export sale revenues in 2009, 2008, and 2007 include approximately $0.2 million, $1.5 million and $1.2 million, respectively, in equipment export sales from Maxxim Rebuild. All other export sale revenues are coal revenues and freight and handling revenues

(2)	The amounts for 2009 include the results of operations for Old Alpha for the period from January 1, 2009 to July 31, 2009 and the results of operations for the combined company for the period from August 1, 2009 through December 31, 2009.
Export shipments during 2009, 2008 and 2007 serviced customers in 19, 20 and 14 countries, respectively, across North America, Europe, South America, Asia and Africa. Brazil was the largest export market in 2009 and 2008, with sales to Brazil accounting for approximately 23% and 15%, respectively, of total export revenues and 7% and 8%, respectively, of total revenues. Canada was the largest export market in 2007, with sales to Canada accounting for approximately 16% of export revenues and 6% of total revenues. All of our sales are made in U.S. dollars, which reduces foreign currency risk. A portion of our coal sales volume is subject to seasonal fluctuation, with sales to certain customers being curtailed during the winter months due to the freezing of lakes that we use to transport coal to those affected customers.
As is customary in the coal industry, when market conditions are appropriate and particularly in the steam coal market, we enter into long-term contracts (exceeding one year in duration) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. A significant majority of our steam coal sales are shipped under long-term contracts. During 2009, approximately 71% and 55% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts and during 2008, approximately 80% and 64% of the steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.
Our sales backlog, including backlog subject to price reopener and/or extension provisions, was approximately 208.9 million tons as of February 8, 2010 and approximately 34.7 million tons at the beginning of 2009. Of these tons, approximately 38% and 56% were expected to be filled within one year.
The terms of our contracts result from bidding and negotiations with customers. Consequently, the terms of these contracts typically vary significantly in many respects, including price adjustment features, provisions permitting renegotiation or modification of coal sale prices, coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend and force majeure, suspension, termination and assignment provisions, and provisions regarding the allocation between the parties of the cost of complying with future governmental regulations.
Distribution
We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer’s needs. Our produced and processed coal is loaded from our 14 preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines, lake-going vessels and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 75% of total shipments of coal volume produced and processed coal from our mines to the preparation plant to the customer in 2009. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2009, approximately 6% of our coal sales volume were delivered to our customers through transport on the Great Lakes, approximately 8% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 3% was moved through the coal export terminal at Newport News, Virginia operated by Dominion Terminal Associates, and less than 1% was moved through the export terminals at Baltimore, MD and New Orleans, LA. We own a 41% interest in the coal export terminal at Newport News, VA operated by Dominion Terminal Associates. See “Other Operations.”

Transportation
Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation. Producers usually pay shipping costs from the mine to the port.
We depend upon rail, barge, trucking and other systems to deliver coal to markets. In 2009, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation, Norfolk Southern Railway Company, BNSF Railway and Union Pacific Railroad Company. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck.
We have positive relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation and logistics employees.
Suppliers
We incur a substantial amount of expenses per year to procure goods and services in support of our business activities, excluding capital expenditures. Principal goods and services include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. We use suppliers for a significant portion of our equipment rebuilds and repairs both on- and off-site, as well as construction and reclamation activities and to support computer systems.
Each of our regional mining operations has developed its own supplier base consistent with local needs. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise.
Employees
As of December 31, 2009, we had approximately 6,400 employees. As of December 31, 2009, the UMWA represented approximately 21% of our employees located in Virginia, West Virginia and Pennsylvania. UMWA represented employees produced approximately 13% of our coal sales volume during the fiscal year ended December 31, 2009. Relations with organized labor are important to our success, and we believe our relations with our employees are satisfactory.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
Federal, state and local authorities regulate the United States coal mining and oil and gas industries with respect to matters such as: employee health and safety; permitting and licensing requirements; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil; protection of surface and groundwater; surface subsidence from underground mining; the effects on surface and groundwater quality and availability; noise; dust and competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, pipelines, roads and public facilities. These ordinances, regulations and legislation (and judicial or agency interpretations thereof) have had, and will continue to have, a significant effect on our production costs and our competitive position. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which we cannot predict. We intend to respond to these regulatory requirements and interpretations thereof at the appropriate time by implementing necessary modifications to facilities or operating procedures. When appropriate, we may also challenge actions in regulatory or court proceedings. Future legislation, regulations, interpretations or enforcement may also cause coal to become a less attractive fuel source due to factors such as investments necessary to use coal or caps, allocations or taxes imposed upon its use, such as those that may result from climate change legislation. As a result, future legislation, regulations, interpretations or enforcement may adversely affect our mining or other operations, cost structure or the ability of our customers to use coal.
We endeavor to conduct our mining and other operations in compliance with all applicable federal, state, and local laws and regulations. However, violations occur from time to time. None of the violations identified or the monetary penalties assessed upon us have been material. It is possible that future liability under or compliance with environmental and safety requirements could have a material effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation or suspension of mining or other permits or plans, may be imposed under the laws described below. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.
Mine Safety and Health
The Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977 impose stringent safety and health standards on all aspects of mining operations. Also, the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps one of the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry. Regulation has a significant effect on our operating costs.
In recent years, legislative and regulatory bodies at the state and federal levels, including MSHA, have promulgated or proposed various statutes, regulations and policies relating to mine safety and mine emergency issues. In the case of MSHA, the MINER Act passed in 2006 mandated mine rescue regulations, new and improved technologies and safety practices in the area of tracking and communication, and emergency response plans and equipment. Although some new laws, regulations and policies are in place, these legislative and regulatory efforts are still ongoing. At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but it will increase our costs and those of our competitors. Some, but not all, of these additional costs may be passed on to customers.
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
As of December 31, 2009, all of our various payment obligations for federal black lung benefits to claimants entitled to such benefits are either fully secured by insurance coverage or paid from a tax exempt trust established for that purpose. Based on actuarial reports and required funding levels, from time to time we may have to supplement the trust corpus to cover the anticipated liabilities going forward.

Coal Industry Retiree Health Benefit Act of 1992
The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain UMWA retirees and their spouses or dependants. The Coal Act established the Combined Benefit Fund into which employers who are “signatory operators” are obligated to pay annual premiums for beneficiaries. The Combined Benefit Fund covers a fixed group of individuals who retired before July 1, 1976, and the average age of the retirees in this fund is over 80 years of age. Premiums paid in 2009 for our obligations to the Combined Benefit Fund were approximately $0.4 million. The Coal Act also created a second benefit fund, the 1992 UMWA Benefit Plan (“the 1992 Plan”), for miners who retired between July 1, 1976 and September 30, 1994, and whose former employers are no longer in business to provide them retiree medical benefits. Companies with 1992 Plan liabilities also pay premiums into this plan. Premiums paid in 2009 for our obligation to the 1992 Plan were less than $0.1 million. These per beneficiary premiums for both the Combined Benefit Fund and the 1992 Plan are adjusted annually based on various criteria such as the number of beneficiaries and the anticipated health benefit costs.
On December 20, 2006, the Tax Relief and Health Care Act of 2006 (“TRHC”) became law. The TRHC seeks to reduce or eliminate the premium obligation of companies due to the expanded transfers from the Abandoned Mine Land Fund (“AML”). The additional transfer of funds from AML will incrementally eliminate by 2010, to the extent the new transfers are adequate, the unassigned beneficiary premium under the Combined Benefit Fund effective October 1, 2007. The additional transfers will also reduce incrementally the pre-funding and assigned beneficiary premium to cover the cost of beneficiaries for which no individual company is responsible (“orphans”) under the 1992 Plan beginning January 1, 2008. For the first time, the 1993 Benefit Plan (“the 1993 Plan”) (all of the beneficiaries of which are orphans) will begin receiving a subsidy from a new federal transfer that will ultimately cover the entire cost of the eligible population as of December 31, 2006. Under the Combined Benefit Fund, the 1992 Plan and the 1993 Plan, if the federal transfers are inadequate to cover the cost of the “orphan” component, the current or former signatories of the UMWA wage agreement will remain liable for any shortfall.
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
Mining Permits and Necessary Approvals
Numerous governmental permits, licenses or approvals are required for mining, oil and gas operations, and related operations. When we apply for these permits and approvals, we may be required to present data to federal, state or local authorities pertaining to the effect or impact our operations may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining or other operations. These requirements may also be supplemented, modified or re-interpreted from time to time. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding mining permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.
In order to obtain mining permits and approvals from state regulatory authorities, we must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior or better condition, productive use or other permitted condition. Typically, we submit our necessary permit applications several months, or even years, before we plan to begin mining a new area. In the past, we have generally obtained our mining permits in time so as to be able to run our operations as planned. However, we may experience difficulty or delays in obtaining mining permits or other necessary approvals in the future, or even face denials of permits altogether. In particular, issuance of Army Corps of Engineers (the “COE”) permits in Central Appalachia allowing placement of material in valleys have been slowed in recent years due to ongoing proceedings over the requirements for obtaining such permits. These delays could spread to other geographic regions.
Mountaintop removal mining is a legal but controversial method of surface mining. Certain anti-mining special interest groups have recently waged a public relations assault upon this mining method and have encouraged the introduction of legislation at the state and federal level to restrict or ban it and to preclude purchasing coal mined by this method. Should changes in laws, regulations or availability of permits severely restrict or ban this mining method in the future, our production and associated profitability could be adversely impacted.

Surface Mining Control and Reclamation Act
The Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior (the “OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining, as well as many aspects of deep mining that impact the surface. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority with primacy and issues the permits, but OSM maintains oversight. SMCRA stipulates compliance with many other major environmental statutes, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). SMCRA permit provisions include requirements for, among other actions, coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; mitigation plans; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation. The permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural and historical resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology, and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mining and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mining and reclamation plan incorporates the provisions of SMCRA, the state programs, and the complementary environmental programs that affect coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land.
Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Proposed permits also undergo a public notice and comment period. Some SMCRA mine permits may take several years or even longer to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.
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
In December 2008, OSM issued revisions to its Stream Buffer Zone Rule under SMCRA. The revisions allow disposal of excess spoil within 100 feet of streams if OSM makes findings of impact minimization that overlap findings required by the COE in administration of the Clean Water Act Section 404 permit program. Several environmental groups have filed legal challenges seeking to invalidate the revisions, and legislation in Congress has been introduced in the past and may be introduced in the future in an attempt to preclude placing any fill material in streams. An adverse court decision or enactment of such legislation would negatively impact our future ability to conduct certain types of mining activities.
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
Climate Change Initiatives
One major by-product of burning coal and all other fossil fuels is carbon dioxide (“CO2”), which is considered by the U.S. Environmental Protection Agency (the “EPA”) as a greenhouse gas, and is perceived by environmental groups as a major source of concern with respect to global warming. Methane, which must be expelled from our underground coal mines for mining safety reasons, also is classified as a greenhouse gas. Although our gas operations capture much of the coalbed methane, some is vented into the atmosphere when the coal is mined.
Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including emissions from coal-fired power plants. Although the United States has not ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases, it is actively participating in various international initiatives to reduce greenhouse gas emissions. Any international agreement to regulate emissions, including any pact that emerges in the aftermath of the December 2009 UN Climate Change Conference in Copenhagen to replace the Kyoto Protocol, could adversely affect the price and demand for coal.
In addition to possible future U.S. treaty obligations, regulation of greenhouse gases in the United States could occur pursuant to federal legislation, regulatory changes under the Clean Air Act, state initiatives, or otherwise. At the federal level, Congress is actively considering legislation that would establish nationwide cap-and-trade programs to reduce greenhouse gas emissions. In June 2009, the U.S. House of Representatives approved the American Clean Energy and Security Act, also referred to as the Waxman-Markey bill, and similar legislation currently is being considered by the U.S. Senate.

The EPA also is implementing plans to regulate carbon dioxide emissions. In October 2009, the EPA published its final Mandatory Greenhouse Gas Reporting Rule, which requires power plants and other large sources of greenhouse gases to commence data collection in January 2010 and to file their first annual reports disclosing greenhouse gas emissions in 2011. More generally, in April 2007, the U.S. Supreme Court ruled in Massachusetts v. Environmental Protection Agency that the Clean Air Act gives the EPA the authority to regulate vehicle tailpipe emissions of greenhouse gases and that the EPA had not yet articulated a reasonable basis for not issuing such regulation. Accordingly, in July 2008 the EPA issued an Advance Notice of Proposed Rulemaking seeking comments on the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act from both mobile and stationary sources. The issues that the EPA raised in the advance notice included: (i) advantages and disadvantages of regulating greenhouse gases under various provisions of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare. Subsequently, in September 2009, the EPA proposed new thresholds for greenhouse gas emissions that define when Clean Air Act permits would be required, encompassing large facilities including coal fired power plants, and in December 2009, the EPA made a determination that greenhouse gases cause or contribute to air pollution and may reasonably be anticipated to endanger public health or welfare, which findings are prerequisites to EPA regulation of greenhouse gases under the Clean Air Act. The EPA currently plans to take further regulatory action during 2010.
In addition, there are several new state programs to limit greenhouse gas emissions and others have been proposed. State and regional climate change initiatives are taking effect before federal action. Ten Northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont) have entered into the Regional Greenhouse Gas Initiative (“RGGI”) Agreement, calling for a ten percent reduction of carbon dioxide emissions by 2018. RGGI has commenced auctioning of carbon dioxide allowances for its first control period of 2009 to 2011. Many other greenhouse gas initiatives, including the Western Regional Climate Action Initiative and recently enacted legislation in California and other states, are in various stages of development.
Considerable uncertainty is associated with these climate change initiatives. The content of new treaties or legislation is not yet determined and many of the new regulatory initiatives remain subject to review by the agencies or the courts. In addition to the timing for implementing any new legislation, open issues include matters such as the applicable baseline of emissions to be permitted, initial allocations of any emission allowances, required emissions reductions, availability of offsets to emissions such as planting trees or capturing methane emitted during mining, the extent to which additional states will adopt the programs, and whether they will be linked with programs in other states or countries.
Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Coal-fired generators could switch to other fuels that generate less of these emissions, possibly reducing the construction of coal-fired power plants or causing some users of our coal to switch to a lower CO2 generating fuel, or more generally reducing the demand for coal-fired electricity generation. This could result in an indeterminate decrease in demand for coal nationally, and various mechanisms proposed to limit greenhouse gas emissions could impact the price of coal and the cost of coal-fired generation. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. In addition, if regulation of greenhouse gas emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.
Other Clean Air Act Regulations
The federal Clean Air Act and corresponding state laws that regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations arise primarily from permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller. Our customers also are subject to extensive air emissions requirements, including those applicable to the air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds from coal-fueled electricity generating plants and industrial facilities that burn coal. These requirements are complex, lengthy and becoming increasingly stringent as new regulations or amendments to existing regulations are adopted. In addition, legal challenges to regulations may impact their content and the timing of their implementation.

More stringent air emissions regulations in future years may increase the cost of producing and consuming coal and impact the demand for coal. Initially, we believe that such regulations will result in an upward pressure on the price of lower sulfur eastern coals, and more demand for western coals, as coal-fired power plants continue to comply with the more stringent restrictions initially focused on sulfur dioxide emissions. As utilities continue to invest the capital to add scrubbers and other devices to address emissions of nitrogen oxides, mercury and other hazardous air pollutants, demand for lower sulfur coals may drop. However, we cannot predict these impacts with certainty. Some of the more material Clean Air Act requirements that may directly or indirectly affect our operations include the following:
•	Fine Particulate Matter. The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. In 1997, the EPA revised the NAAQS for particulate matter, retaining the existing standard for particulate matter with an aerodynamic diameter less than or equal to 10 microns (“PM10”), and adding a new standard for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns (“PM2.5” or “fine particulate matter”). In April 2005, the EPA issued final non-attainment designations for 39 areas not achieving the 1997 PM2.5 standards, and in April 2007, the EPA issued its fine particle implementation rule establishing rules and guidance for state implementation plans to meet the standards. Under the Clean Air Act, state implementation plans were due in April 2008, establishing a regulatory program to meet the 1997 PM2.5 standards either by April 2010 or, if the EPA granted an extension, as expeditiously as practicable but no later than April 2015. Moreover, in October 2006,the EPA issued a revised, more stringent 24-hour PM2.5 standard, triggering another round of non-attainment designations and ultimately regulation. In October 2009, the EPA designated 31 areas as non-attainment for the 2006 PM2.5 standard. Under the EPA’s current timeline, state implementation plans are due by December 2012 and attainment is required by December 2014, or December 2019 if the EPA grants an extension. Meeting the new PM2.5 standard also may require reductions of nitrogen oxide and sulfur dioxide emissions.
•	Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 megawatts. The affected electricity generators have sought to meet these requirements mainly by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances.
•	Ozone. In 1997, the EPA revised the NAAQS for ozone. Although legal challenges delayed implementation, in April 2004, the EPA announced that counties in 31 states and the District of Columbia failed to meet the new eight-hour standard for ozone and the EPA issued implementation rules in April 2004 and November 2005. At present, the 1997 ozone standard is gradually phasing in. In addition, the EPA proposed a more stringent ozone NAAQS on January 25, 2010. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers may continue to become more demanding in the years ahead.
•	NOx SIP Call. In October 1998, the EPA established its NOx SIP Call program to reduce the transport of ozone on prevailing winds from the Midwest and South to Northeastern states, which said they could not meet the applicable NAAQS because of migrating pollution. Under Phase I of the program, the EPA required 90,000 tons of nitrogen oxides (“NOx”) reductions from power plants in 22 states east of the Mississippi River and the District of Columbia beginning in May 2004. Phase II of the program, which became effective in June 2004, required a further reduction of about 100,000 tons of NOx per year by May 2007. The EPA regulations have required coal-fired electricity generating plants to install, operate and maintain additional control measures, such as selective catalytic reduction devices. However, we believe that the impact of this program has now been factored into the coal market.
•	Clean Air Interstate Rule. In 2005, the EPA issued its final Clean Air Interstate Rule (“CAIR”) for further reducing emissions of sulfur dioxide and NOx to deal with the interstate transport component of nonattainment with NAAQS. CAIR calls for in Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to cap their emission levels of sulfur dioxide and NOx through an allowance trading program or other system. At full implementation, the EPA projected that CAIR would cut regional sulfur dioxide emissions by more than 70% from the 2003 levels, and cut NOx emissions by more than 60% from 2003 levels. Although a July 2008 court decision requires the EPA to modify CAIR, it currently remains in effect except in Minnesota, where a stay applies. How the EPA will proceed to modify CAIR is uncertain at this time. The affected states are to implement their CAIR programs by 2015, and ultimately CAIR may require many coal-fired sources to install additional pollution control equipment.
•	Clean Air Mercury Rule. In March 2005, the EPA issued its final Clean Air Mercury Rule (“CAMR”) to set a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide pursuant to section 111 of the Clean Air Act. This “cap-and-trade” approach is similar to the approach under the CAIR rule discussed above. If implemented, the CAMR approach, which allows mercury emissions trading, when combined with the CAIR regulations, was forecast to reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap that was to take effect in 2018. However, in February 2008, CAMR was overturned in court, and in December 2009 the EPA announced that it plans to promulgate a rule under Section 112 of the Clean Air Act that will establish limits for power plants based on Maximum Available Control Technology (“MACT”) for mercury and other hazardous air pollutants. The EPA currently plans to issue a final rule by November 2011. Once completed, the new MACT standard could require power plants to install additional controls.
•	Regional Haze. In 1999, the EPA promulgated a regional haze rule designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. The original regional haze rule required designated facilities to install Best Available Retrofit Technology (“BART”) to reduce emissions that contribute to visibility problems. In December 2006, the EPA modified the regional haze rule to allow states the flexibility to evaluate the use of cap-and-trade programs when such programs would result in greater progress toward the EPA’s visibility goals. States were to submit Regional Haze SIPs by December 2007. Most states failed to do so and the EPA promulgated a Federal Implementation Plan (“FIP”) that affects states with no SIP. The regional haze program primarily affects the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas.

Clean Water Act
The Clean Water Act of 1972 (the “CWA”) and corresponding state laws affect coal mining operations by imposing restrictions on the discharge of certain pollutants into water and on dredging and filling wetlands. The CWA establishes in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water. These requirements are complex, lengthy and becoming increasingly stringent as new regulations or amendments to existing regulations are adopted. In addition, legal challenges to regulations may impact their content and the timing of their implementation.
Some of the more material CWA issues that may directly or indirectly affect our operations are discussed below.
Section 404 Permitting
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
In March 2007, the U.S. District Court for the Southern District of West Virginia issued a decision concerning 404 permitting for fills. The court held that widely used pre-mining assessments of areas to be impacted required by the COE and conducted by the permit applicants are inadequate and do not accurately assess the nature of the headwater areas being filled. As such, the court found the COE erred in its finding of no significant impact from this activity. Based on this conclusion, the court went on to find that proposed mitigation to offset the adverse impacts of the area to be filled also are not supported by adequate data. Due to this decision, the COE is assessing the protocol for evaluating the pre-mining stream conditions, as well as procedures used in the measurement of the success of mitigation. That effort to revise the protocol and associated findings is ongoing and may be challenged as it is applied to newly issued permits. Until this process is completed, preparing and submitting new permit applications is somewhat hindered. The March 2007 decision was appealed to the Fourth Circuit Court of Appeals. In June 2007, the same federal district court also effectively prohibited mine operators from impounding streams below their valley fills for the purpose of constructing sediment ponds. Mine operators are required to route drainage from valley fills to sediment control structures and to meet NPDES permit limits for discharges from those structures. In the steep sloped areas of Central Appalachia, often the only practicable location for those structures is in the stream channel itself downstream of the valley fills. The COE and EPA had both considered such ponds to be “treatment systems” excluded from the definition of “waters of the United States” to which the Clean Water Act applies. The court’s June 2007 opinion, though, held that these ponds remain “waters of the United States” and that mine operators must meet effluent limits for discharges into the ponds as well as from the ponds. Meeting these limits at the point where water first leaves a valley fill or enters the stream or pond would be difficult. This decision was also appealed to the Fourth Circuit Court of Appeals. In February 2009, the Fourth Circuit Court of Appeals overturned these lower court decisions. The plaintiffs have a pending petition before the United States Supreme Court seeking review of the Fourth Circuit’s ruling. Legislation also may be introduced at the state or federal level in order to override this decision by the Court of Appeals. An outcome that prevents the placement of mining spoil or refuse into valleys could have a material adverse impact on the ability to maintain current operations and to permit new operations.

The COE is empowered to issue nationwide permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Nationwide Permit 21 (“NWP 21”) authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. On October 23, 2003, several citizens groups sued the COE in the United States District Court for the Southern District of West Virginia seeking to invalidate nationwide permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed individual permits. On July 8, 2004, the court issued an order enjoining the further issuance of NWP 21 permits and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all NWP 21 permits within the Southern District of West Virginia. The COE appealed the decision to the United States Court of Appeals for the Fourth Circuit. In November 2005, the Fourth Circuit Court of Appeals overturned the July 2004 decision, thereby allowing the continued use of the NWP 21 permitting process, but remanded remaining challenges to the NWP 21 permits to the district court. Resolution of those additional challenges is still pending before that court. A similar challenge to the NWP 21 and related permit processes was filed in Kentucky. In addition, in July 2009, the COE published a proposal to suspend and modify the NWP 21 to eliminate its use within a six state region, including Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. Public comments were accepted however a final decision on this proposal has not yet been announced.
In September 2009, the EPA announced it had identified 79 pending permit applications for Appalachian surface coal mining, under an enhanced coordination process with the “COE” and the United States Department of the Interior entered into in June 2009, that the EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These included five of our permit applications, two of which were already withdrawn when the EPA issued its list. While the EPA has stated that its identification of these 79 permit applications does not constitute a determination that the mining involved cannot be permitted under the CWA and does not constitute a final recommendation from the EPA to the COE on these projects, it is uncertain how long the further review will take for our three subject permit applications or what the final outcome will be.
National Pollutant Discharge Elimination (“NPDES”) Permits
The Clean Water Act (“CWA”) requires that all of our operations obtain NPDES permits for discharges of water from all of our mining operations. All NPDES permits require regular monitoring and reporting of one or more parameters on all discharges from permitted outfalls. Additional parameters and increasingly more restrictive limits are being added to NPDES permits in all states which potentially could create requirements for treatment systems and higher costs to comply with permits conditions. When a water discharge occurs and one or more parameters are outside the approved limits permitted in an NPDES permit, these exceedances of permit limits are voluntarily reported to the pertinent agency. The agency may impose penalties for each such release in excess of permitted amounts. If factors such as heavy rains or geologic conditions cause persistent releases in excess of amounts allowed under NPDES permits, costs of compliance can be material, fines may be imposed, or operations may have to be idled until remedial actions are possible. Additionally, the CWA has citizen suit provisions which allow individuals or organized groups to file suit against permit holders or the EPA or state agencies for failure to enforce all aspects of the CWA. Although we are not aware of any citizen suit actions against any of our permits at this time, similar actions have been filed in recent months against other companies.
Recently, there have been renewed efforts by the EPA to examine the coal industry’s record of compliance with these limits. That enhanced scrutiny recently resulted in an agreement by one coal operator to pay a $20 million penalty for over 4,000 alleged NPDES permit violations. Subsequently, each of our operating subsidiaries conducted an assessment of their NPDES monitoring and reporting practices, which identified some exceedances of permit limits. In 2009 and 2008, each of the Company’s West Virginia subsidiaries entered into Consent Orders with the West Virginia Department of Environmental Protection on this matter. Future exceedances of permit limits may be unavoidable and future fines may be imposed.
The Clean Water Act has specialized sections that address NPDES permit conditions for discharges to waters in which State-issued water quality standards are violated and where the quality exceeds the levels established by those standards. For those waters where conditions violate State water quality standards, states or the EPA are required to prepare a Total Maximum Daily Load (“TMDL”) by which new discharge limits are imposed on existing and future discharges in an effort to restore the water quality of the receiving streams. Likewise, when water quality in a receiving stream is better than required, states are required to adopt an “anti-degradation policy” by which further “degradation” of the existing water quality is reviewed and possibly limited. In the case of both the TMDL and anti-degradation review, the limits in our NPDES discharge permits could become more stringent, thereby potentially increasing our treatment costs and making it more difficult to obtain new surface mining permits. New standards may also require us to install expensive water treatment facilities or otherwise modify mining practices and thereby substantially increase mining costs. These increased costs may render some operations unprofitable.

Other Regulations on Steam Impacts
Federal and state laws and regulations can also impose measures to be taken to minimize and\or avoid altogether stream impacts caused by both surface and underground mining. Temporary stream impacts from mining are not uncommon, but when such impacts occur there are procedures we follow to mitigate or remedy any such impacts. These procedures have generally been effective and we work closely with applicable agencies to implement them. Our inability to mitigate or remedy any temporary stream impacts in the future, and the application of existing or new laws and regulations to disallow any stream impacts, could adversely affect our operating and financial results.
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
Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill. The EPA also concluded beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. However, the recent failure of an ash disposal dam in Tennessee has focused attention on this issue and many environmental groups continue to push for classification of ash as a hazardous waste. The EPA is reconsidering its previous position and is drafting new regulations to govern ash dispoal. Proposed regulations should be published for public comment in the near future.
Federal and State Superfund Statutes
Superfund and similar state laws affect coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liability may be imposed on waste generators, site owners or operators and others, regardless of fault. In addition, mining operations may have reporting obligations under the Emergency Planning and Community Right to Know Act and the Superfund Amendments and Reauthorization Act.
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
Bituminous coal. A common type of coal with moisture content less than 20% by weight and heating value of 9,500 to 14,000 Btus per pound. It is dense and black and often has well-defined bands of bright and dull material.
British thermal unit, or Btu. A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

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
Illinois Basin. Coal producing area in Illinois, Indiana and western Kentucky.
Lignite. The lowest rank of coal with a high moisture content of up to 15% by weight and heat value of 6,500 to 8,300 Btus per pound. It is brownish black and tends to oxidize and disintegrate when exposed to air.
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
Proven reserves. Reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
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
Sub-bituminous coal. Dull coal that ranks between lignite and bituminous coal. Its moisture content is between 20% and 30% by weight and its heat content ranges from 7,800 to 9,500 Btus per pound of coal.
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

Item 1A. Risk Factors
Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.
Steam coal accounted for approximately 83% and 58% of our coal sales volume during 2009 and 2008, respectively. The majority of our sales of steam coal were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. We expect many new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel with plentiful supplies at the current time. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.
We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 17% and 42% of our coal sales volume during 2009 and 2008, respectively. Any deterioration in conditions in the U.S. steel industry would reduce the demand for our metallurgical coal and could impact the collectability of our accounts receivable from U.S. steel industry customers. In addition, the U.S. steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use coke. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. If the demand and pricing for metallurgical coal in international markets decreases in the future, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.
A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.
Our results of operations are substantially dependent upon the prices we receive for our coal. The prices we receive for coal depend upon factors beyond our control, including:
•	the supply of and demand for domestic and foreign coal;
•	the demand for electricity;
•	domestic and foreign demand for steel and the continued financial viability of the domestic and foreign steel industry;
•	interruptions due to transportation delays;
•	domestic and foreign governmental regulations and taxes;
•	air emission standards for coal-fired power plants;
•	regulatory, administrative, and judicial decisions;
•	the price and availability of alternative fuels, including the effects of technological developments;
•	the effect of worldwide energy conservation measures; and
•	the proximity to, capacity of, and cost of transportation and port facilities.
Declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to improve our productivity and invest in our operations.
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
In recent years, the permitting required under the Clean Water Act to address filling ephemeral and intermittent streams and other valleys with materials from mountaintop coal mining operations and preparation plant refuse disposal has been the subject of extensive litigation by environmental groups against coal mining companies and environmental regulatory authorities, as well as regulatory changes by legislative initiatives in the U.S. Congress. It is unclear at this time how the issues will ultimately be resolved, but for this as well as other issues that may arise involving permits necessary for coal mining and other operation, such requirements could prove costly and time-consuming, and could delay commencing or continuing exploration or production operations. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which we cannot predict.
In September 2009, the U.S. Environmental Protection Agency (“EPA”) announced it had identified 79 pending permit applications for Appalachian surface coal mining, under a coordination process with the Army Corps of Engineers (the “COE”) and the United States Department of the Interior entered into in June 2009, that the EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These included five of our permit applications, two of which we have withdrawn. While the EPA has stated that its identification of these 79 permit applications does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the COE on these projects, it is uncertain how long the further review will take for our three subject permit applications or what the final outcome will be. It is also unclear what impact this process may have on our future applications for surface coal mining permits and surface facilities at underground mines.
Extensive regulation of these matters has had and will continue to have a significant effect on our costs of production and competitive position. Further legislation, regulations or enforcement may also cause our sales or profitability to decline by hindering our ability to continue our mining operations, by increasing our costs or by causing coal to become a less attractive fuel source.
Climate change initiatives could significantly reduce the demand for coal, increase our costs and reduce the value of our coal and gas assets.
Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases, such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users, such as coal-fired electric generation power plants. Our underground mines emit methane, which must be expelled for safety reasons.
Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of greenhouse gases.The United States and more than 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide which is a major by-product of burning coal. Since 1992, numerous conferences have been held among the participants, the goals of which were to agree on a plan to reduce emissions of gasses that are considered to cause global warming, including the most recent conference in Copenhagen in December 2009. However, there have been no agreements to date. Such an agreement, if consummated, will likely have significant, but undetermined, impacts on the demand for coal
U.S. legislative and regulatory action also may address greenhouse gas emissions. In June 2009, the Waxman-Markey bill, which would establish a cap-and-trade program designed to achieve substantial reductions in greenhouse gas emissions, passed the U.S. House of Representatives. Similar legislation currently is under consideration in the U.S. Senate. The EPA also has commenced regulatory action that could lead to controls on carbon dioxide from larger emitters such as coal-fired power plants and industrial sources. In advance of federal action, state and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted legislation in California and other states are taking effect before federal action. In addition, some states and municipalities in the United States have adopted or may adopt in the future regulations on greenhouse gas emissions. Some states and municipal entities have commenced litigation in different jurisdictions seeking to have certain utilities, including some of our customers, reduce their emission of carbon dioxide. President Obama has pledged to implement an economy-wide cap-and-trade program to reduce greenhouse gas emissions 80 percent by 2050. He also pledged the United States to be a world leader on greenhouse gas reduction and re-engage with the United Nations Framework Convention on Climate Change to develop a global greenhouse gas program. Apart from governmental regulation, in February 2008, three of Wall Street’s largest investment banks announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal-fired plants.

Considerable uncertainty is associated with these climate change initiatives. The content of new treaties, legislation or regulation is not yet determined, and many of the new regulatory initiatives remain subject to review by the agencies or the courts. Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Any regulations on greenhouse gas emissions, however, are likely to impose significant emissions control expenditures on many coal-fired power plants and industrial boilers and could have the effect of making them unprofitable. As a result, these generators may switch to other fuels that generate less of these emissions, possibly reducing future demand for coal and the construction of coal-fired power plants. In this regard, many of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal and a material adverse effect on our results of operations, cash flows and financial condition. In addition, if regulation of greenhouse gas emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.
Other extensive environmental regulations also could affect our customers and could reduce the demand for coal as a fuel source and cause our sales to decline.
The operations of our customers are subject to extensive laws and regulations relating to emissions to air and discharges to water, plant and wildlife protection, the storage, treatment and disposal of wastes, and permitting of operations. These requirements are a significant part of the costs of their respective businesses, and their costs are increasing as environmental requirements become more stringent. These requirements could adversely affect our sales by causing coal to become a less attractive fuel source of energy.
In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements are expected to become effective in coming years. These requirements include implementation of the current and more stringent proposed ambient air quality standards for particulate matter and ozone, implementation of and forthcoming revisions to the Clean Air Interstate rule governing emission levels of sulfur dioxide and nitrogen oxides, and the EPA’s projected rule to limit emissions of mercury and other hazardous air pollutants from power plants. Such requirements may require significant emissions control expenditures for coal-fired power plants. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal.
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

Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and decreased production and sales and adversely affect our operating results and could result in impairments to our assets.
A majority of our coal mining operations are conducted in underground mines and the balance of our operations is at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past include:
•	enactment of new environmental or health and safety laws or regulations or changes in interpretations of current requirements;
•	delays and difficulties in obtaining, maintaining or renewing necessary permits or mining or surface rights;
•	the termination of material contracts by state or other governmental authorities;
•	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;
•	mining, processing and loading equipment failures and unexpected maintenance problems;
•	limited availability of mining, processing and loading equipment and parts from suppliers;
•	the proximity to, capacity of, and cost of transportation facilities;
•	adverse weather and natural disasters, such as heavy snows, heavy rains and flooding or hurricanes;
•	accidental mine water discharges;
•	the unavailability of qualified labor;
•	strikes and other labor-related interruptions; and
•	unexpected mine safety accidents, including fires and explosions from methane and other sources.
If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results and could result in impairments to our assets.
We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flow and profitability.
Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities. Such inefficiencies would likely reduce our production, cash flow, and profitability.
In particular, certain of our activities involving valley fills, ponds or impoundments, refuse, road building, placement of excess material, and other mine development activities require a Section 404 dredge and fill permit from the Army Corps of Engineers (“COE”) and a Section 401 certification or its equivalent from the state in which the mining activities are proposed. In recent years, the Section 404 permitting process has faced a series of court challenges that have resulted in increased costs and delays in the permitting process. Future challenges or changes to the permitting process could cause additional increases in the costs, time, and difficulty associated with obtaining and complying with the permits, and could, as a result, adversely affect our coal production.
Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.
Our operations currently use hazardous materials, and from time to time we generate limited quantities of hazardous wastes. We and our acquired companies also utilized certain hazardous materials and generated similar wastes. We may be subject to claims under federal or state statutes or common law doctrines for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater, and other natural resources. Such claims may arise out of current or former conditions at sites that we own or operate currently, as well as at sites that we and our acquired companies owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.
We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, causing extensive damage to the environment and natural resources, as well as liability for related personal injuries and property damages. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. The recent failure of the fly ash impoundment at the Tennessee Valley Authority’s Kingston Power Plant, which is not regulated in the same manner as our slurry impoundments, could result in additional scrutiny of our impoundments.
These and other unforeseen environmental impacts that our operations may have, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect our business.
Also, see Item 1 “Business-Environmental and Other Regulatory Matters” for discussion related to “Superfund” and “RCRA.”

Mining in Central and Northern Appalachia is more complex and involves more regulatory constraints than mining in other areas of the United States, which could affect our mining operations and cost structures in these areas.
The geological characteristics of Central and Northern Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers’ ability to use coal produced by, our mines in Central and Northern Appalachia.
Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.
We compete with numerous other coal producers in various regions of the United States for domestic and international sales. Recent increases in coal prices could encourage the development of expanded capacity by new or existing coal producers. Any resulting overcapacity could reduce coal prices and therefore reduce our revenues.
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
Demand for our low sulfur coal and the prices that we can obtain for it are also affected by, among other things, the price of emissions allowances. Decreases in the prices of these emissions allowances could make low sulfur coal less attractive to our customers. In addition, more widespread installation by electric utilities of technology that reduces sulfur emissions (which could be accelerated by increases in the prices of emissions allowances), may make high sulfur coal more competitive with our low sulfur coal. This competition could adversely affect our business and results of operations.
We also compete in international markets against coal produced in other countries. Measured by tons sold, exports accounted for approximately 14% of our sales in 2009. The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. For example, if the value of the U.S. dollar were to rise against other currencies in the future, our coal would become relatively more expensive and less competitive in international markets, which could reduce our foreign sales and negatively impact our revenues and net income. In addition, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.
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
Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our executive officers or other key employees or the inability to attract or retain other qualified personnel in the future could have a material adverse effect on our business or business prospects.
Due to our participation in multi-employer pension plans, we may have exposure under those plans that extend beyond what our obligation would be with respect to our employees.
We contribute to two multi-employer defined benefit pension plans administered by the UMWA. In 2009, our total contributions to these plans and other contractual payments under our UMWA wage agreement were approximately $8.4 million.
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
The Pension Protection Act of 2006 (“Pension Act”) requires a minimum funding ratio of 80% be maintained for this multi-employer pension plan and if the plan is determined to have a funding ratio of less than 80%, it will be deemed to be “endangered”, and if less than 65% it will deemed to be “critical”, and in either case will be subject to additional funding requirements. Based on an estimated funding percentage of 91.4%, a certification was provided by the multi-employer plan actuary, stating that the plan is in neither “endangered” nor “critical” status for the plan year beginning July 1, 2008. If a subsequent estimate of the funding ratio performed by the multi-employer plan actuary were to deem the plan to be in “endangered” or “critical” status, such a determination would require certain of our subsidiaries to make additional contributions pursuant to a funding improvement plan implemented in accordance with the Pension Act, and, therefore, could have a material impact on our operating results.
Our defined benefit pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.
We sponsor defined benefit pension plans in the United States for certain salaried and non-union hourly employees. For these plans, the Pension Protection Act (“PPA”) generally establishes a funding target of 100% of the present value of accrued benefits. The PPA includes a funding target phase-in provision such that the funding target is 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter. Generally, a plan with a funding ratio below the prescribed target is subject to additional contributions requirements (amortization of funding shortfalls). Furthermore, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to even higher funding requirements under the PPA. The current volatile economic environment and the rapid deterioration in the equity markets since July 1, 2008 caused investment income and the value of existing assets held in our pension trust to decline. As a result, we may be required to make significant cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act. In 2009 we contributed approximately $22.7 million to our pension plans. We currently expect to make contributions in 2010 of approximately $30.0 million to maintain at least an 80% funding ratio.
As of December 31, 2009, our annual measurement date, our salaried and hourly pension plans were underfunded by $86.5 million (based on the actuarial assumptions used for Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“ASC 715”). These pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC that could exceed the entire amount of the underfunding.

Our work force could become increasingly unionized in the future and our unionized or union-free hourly work force could strike, which could adversely affect the stability of our production and reduce our profitability.
Approximately 87% of our 2009 coal production came from mines operated by union-free employees. As of December 31, 2009, approximately 79% of our employees are union-free. However, our subsidiaries’ employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Any further unionization of our subsidiaries’ employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.
Two of our Pennsylvania subsidiaries have separate wage agreements with the United Mine Workers of America (“UMWA”). Their existing wage agreements cover 1,113 (571 and 542, respectively) employees, and both wage agreements will expire at the end of the fourth quarter of 2011. Additionally, there is an agreement between Emerald Coal Resources, LP (“Emerald”) and the UMWA on behalf of the five employees working at the warehouse for Emerald, which expires at the end of the fourth quarter of 2011. Another Pennsylvania subsidiary has a wage agreement with the International Brotherhood of Electrical Workers (“IBEW”) covering 8 employees.
One of our Virginia subsidiaries has two contracts with the UMWA that cover 234 employees. Those contracts were terminated by the employer on December 31, 2009, and the parties are currently engaged in good faith bargaining for new wage agreements.
One of our West Virginia subsidiaries has a wage agreement with the UMWA, covering 16 employees. Also, another West Virginia subsidiary, which is idle, has a wage agreement with the UMWA that could be terminated by our subsidiary or the UMWA with notice but since it is idle, no employees are affected at this time. However, if the operation becomes active again, these employees could be affected.
The hourly workforce at the Wabash mine in southern Illinois was represented by the UMWA prior to its idling in 2007. The effects of the idling were the subject of an agreement with the UMWA signed in April 2007.
As is the case with our union-free operations, the UMWA and IBEW represented employees could strike, which would disrupt our production, increase our costs, and disrupt shipments of coal to our customers, or result in the closure of affected mines due to a strike by the workers or a lockout by mine management, which could reduce our profitability.
A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity and competitive costs and could adversely affect our profitability.
Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In recent years, a shortage of trained coal miners in the mining industry has caused us to operate certain units without full staff, which decreases our productivity and increases our costs. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.
Acquisitions that we have completed since our formation, as well as acquisitions that we may undertake in the future, involve a number of risks, any of which could cause us not to realize the anticipated benefits.
We continually seek to expand our operations and coal reserves through acquisitions. In the past five years, we have completed significant acquisitions and several smaller acquisitions and investments. Our ability to complete acquisitions is subject to availability of attractive targets on terms acceptable to us and general market conditions, among other things. If we are unable to successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition or results of operations. Acquisition transactions involve various inherent risks, including:
•	uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental or mine safety liabilities) of, acquisition candidates;
•	the potential loss of key customers, management and employees of an acquired business;
•	the ability to achieve identified operating and financial synergies from an acquisition in the amounts and on the timeframe;
•	problems that could arise from the integration of the acquired business, including the application of our internal control processes to the acquired business; and
•	unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying our rationale for pursuing the acquisition.
Any one or more of these factors could cause us not to realize the benefits anticipated to result from an acquisition.

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future acquisitions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions. Further, new acquisition accounting rules adopted January 1, 2009 require changes in certain assumptions made subsequent to the measurement period as defined in current accounting standards, to be recorded in current period earnings, which could affect our results of operations.
Changes in purchasing patterns in the coal industry may make it difficult for us to extend existing supply contracts or enter into new long-term supply contracts with customers, which could adversely affect the capability and profitability of our operations.
We sell a significant portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract. During 2009, approximately 71% and 55% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts. At December 31, 2009, our long-term coal supply agreements had remaining terms of up to eight years and an average remaining term of approximately two years. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including pricing terms less favorable to us. For additional information relating to our long-term coal supply contracts, see “Business — Marketing, Sales and Customer Contracts.”
As of February 8, 2010, approximately 3% and 25%, respectively, of our planned production for 2010 and 2011 was uncommitted. We may not be able to enter into coal supply agreements to sell this production on terms, including pricing terms, as favorable to us as our existing agreements.
As electric utilities continue to adjust to frequently changing regulations, including the Acid Rain regulations of the Clean Air Act, the Clean Air Mercury Rule, the Clean Air Interstate Rule and the possible deregulation of their industry, they are becoming increasingly less willing to enter into long-term coal supply contracts and instead are purchasing higher percentages of coal under short-term supply contracts. The industry shift away from long-term supply contracts could adversely affect us and the level of our revenues. For example, fewer electric utilities will have a contractual obligation to purchase coal from us, thereby increasing the risk that we will not have a market for our production. The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply. Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenues.
Certain provisions in our long-term supply contracts may reduce the protection these contracts provide us during adverse economic conditions or may result in economic penalties upon our failure to meet specifications.
Price adjustment, “price reopener” and other similar provisions in long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts. Price reopener provisions are particularly common in international metallurgical coal sales contracts. Some of our coal supply contracts contain provisions that allow for the price to be renegotiated at periodic intervals. Generally, price reopener provisions require the parties to agree on a new price based on the prevailing market price, however, some contracts provide that the new price is set between a pre-set “floor” and “ceiling.” In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiation leading to a significantly lower contract price could result in decreased revenues. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.
Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, some of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal beyond specified limits.
As a result of the economic slowdown that has resulted in deep cuts in worldwide steel production in late 2008 and the first half of 2009 and the application of such price adjustment and other similar provisions in our long-term supply contracts, we had to restructure certain agreements under mutually acceptable terms with steel customers starting in late 2008 and continuing through 2009. A slowing in the current economic recovery would likely result in an increase in the number of restructured agreements.
Due to the risks mentioned above with respect to long-term supply contracts, we may not achieve the revenue or profit we expect to achieve from these sales commitments.
The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues and profitability.
Our largest customer during 2009 accounted for approximately 12% of our total revenues. We derived approximately 47% of our 2009 total revenues from sales to our ten largest customers. These customers may not continue to purchase coal from us under our current coal supply agreements, or at all. If these customers were to reduce their purchases of coal from us significantly or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

A decline in demand for metallurgical coal would limit our ability to sell our high quality steam coal as higher-priced metallurgical coal and could affect the economic viability of certain of our mines that have higher operating costs.
Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the metallurgical and steam coal markets. We decide whether to mine, process and market these coals as metallurgical or steam coal based on management’s assessment as to which market is likely to provide us with a higher margin. We consider a number of factors when making this assessment, including the difference between the current and anticipated future market prices of steam coal and metallurgical coal, the lower volume of saleable tons that results from producing a given quantity of reserves for sale in the metallurgical market instead of the steam market, the increased costs incurred in producing coal for sale in the metallurgical market instead of the steam market, the likelihood of being able to secure a longer-term sales commitment by selling coal into the steam market and our contractual commitments to deliver different types of coals to our customers. A decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, thereby reducing our revenues and profitability.
Most of our metallurgical coal reserves possess quality characteristics that enable us to mine, process and market them as high quality steam coal. However, some of our mines operate profitably only if all or a portion of their production is sold as metallurgical coal to the steel market. If demand for metallurgical coal declined to the point where all the production from these mines had to be sold as steam coal, theses mines may not be economically viable and subject to closure. Such closures would lead to asset impairment charges, accelerated reclamation costs, as well as reduced revenue and profitability.
Disruption in supplies of coal produced by contractors and other third parties could temporarily impair our ability to fill customers’ orders or increase our costs.
In addition to marketing coal that is produced by our subsidiaries’ employees, we utilize contractors to operate some of our mines. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale, and we also process (which includes washing, crushing or blending coal at one of our preparation plants or loading facilities) a portion of the coal that we purchase from third parties prior to resale. We sold 1.5 million tons of coal purchased from third parties during 2009, representing approximately 3% of our total coal sales volume during 2009. Approximately 82% of our purchased coal sales volume in 2009 was blended with coal produced from our mines prior to resale, and approximately 1% of our total coal sales volume in 2009 consisted of coal purchased from third parties that we processed before resale. The availability of specified qualities of this purchased coal may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of contractor-produced coal and purchased coal could temporarily impair our ability to fill our customers’ orders or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for contractor-produced coal or purchased coal could increase our costs and therefore lower our earnings. Although increases in market prices for coal generally benefit us by allowing us to sell coal at higher prices, those increases also increase our costs to acquire purchased coal, which lowers our earnings.
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.
Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default.
We have contracts to supply coal to energy trading and brokering companies under which those companies sell coal to end users. If the creditworthiness of the energy trading and brokering companies declines, this would increase the risk that we may not be able to collect payment for all coal sold and delivered to or on behalf of these energy trading and brokering companies.
Global financial markets experienced extreme disruption in late 2008 and early 2009, which, among other things, severely limited liquidity and credit availability. Conditions improved starting in the second quarter of 2009, and liquidity has become available in the bond markets and, to a lesser extent, the term loan markets. Nevertheless, we continue to closely monitor economic conditions and credit availability and the resulting impacts on our business and our suppliers and customers. If the current economic recovery proves to be only temporary, the current economic conditions worsens or a prolonged global, national or regional economic recession or other similar events occur, it is likely to significantly impact the creditworthiness of our customers and could increase the risk we bear on payment default.

Fluctuations in transportation costs and the availability or reliability of transportation could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.
Transportation costs represent a significant portion of the total cost of coal for our customers. Increases in transportation costs could make coal a less competitive source of energy or make our coal production less competitive than coal produced from other sources.
We depend upon railroads, trucks, beltlines, ocean vessels and barges to deliver coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, terrorist attacks, and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. For example, in 2005 certain shipments of coal to our customers were delayed by hurricanes in the Gulf Coast and by two derailments in the Powder River Basin. Decreased shipment performance levels over longer periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and profitability.
In 2009, 75% of our produced and processed coal volume was transported from the load-out or preparation plant to the customer by rail. From time to time in the past, we have experienced deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs. If there is future deterioration of the transportation services provided by the railroad companies we use and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.
We have investments in mines, loading facilities, and ports that in most cases are serviced by a single rail carrier. Our operations that are serviced by a single rail carrier are particularly at risk to disruptions in the transportation services provided by that rail carrier, due to the difficulty in arranging alternative transportation. If a single rail carrier servicing our operations does not provide sufficient capacity, revenue from these operations and our return on investment could be adversely impacted. In addition, much of our eastern coal is transported from our mines to our loading facilities by trucks owned and operated by third parties. An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production on a profit-making basis and could therefore adversely affect our revenues and earnings.
Our mining operations consume significant quantities of commodities. If commodity prices increase significantly or rapidly, it could impact our cost of production.
Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels, such as diesel fuel. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of some commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.
Fair value of derivative instruments that are not accounted for as a hedge could cause earnings volatility in our Statements of Operations for a given period.
Derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for cash flow hedge accounting, and if so, how effective the derivatives are at offsetting price movements in the underlying exposure. We account for certain of our coal forward purchase and sales agreements that do not qualify for the “normal purchase and normal sales” exception available under existing accounting rules as derivative instruments. We use significant quantities of diesel fuel and explosives in our operations and enter into commodity swap and option agreements for a portion of our diesel fuel and explosive needs to reduce the risk that changes in the market price of diesel fuel and explosives can have on our operations. A portion of our commodity swap agreements have not been designated as qualifying cash flow hedges and therefore, we are required to record changes in fair value of these derivative instruments in our Consolidated Statements of Operations. We also have outstanding debt that includes a variable interest rate component. We entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. The swap initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the debt instrument was subsequently paid and the swap no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity of $17.7 million were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swap will be recorded in earnings. During 2009 and 2008, we recorded a $3.6 million gain and a $47.3 million loss, respectively, related to changes in the fair value of our derivative instruments.

Our business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.
Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. As of December 31, 2009, we owned or leased 2,291.0 million tons of proven and probable coal reserves that we believe will support current production levels for more than 20 years. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.
Because our reserves are depleted as we mine our coal, our future success and growth depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable. If we are unable to replace or increase our coal reserves on acceptable terms, our production and revenues will decline as our reserves are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to acquire additional coal reserves through acquisitions in the future also could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, or the lack of suitable acquisition candidates.
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
Demand for our coal changes seasonally and could have an adverse effect on the timing of our cash flows and our ability to service our existing and future indebtedness.
Our business is seasonal, with operating results varying from quarter to quarter. We have historically experienced lower sales during winter months primarily due to the freezing of lakes that we use to transport coal to some of our customers. As a result, our first quarter results may be negatively impacted. Lower than expected sales by us during this period could have an adverse affect on the timing of our cash flows and therefore our ability to service our obligations with respect to our existing and future indebtedness.
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.
Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral or other less favorable terms upon those renewals. Our failure to maintain, or our inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal. That failure could result from a variety of factors including, without limitation:
•	lack of availability, higher expense or unfavorable market terms of new bonds;
•	restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our credit facility or the indenture governing our senior notes; and
•	the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

In addition, due to the current instability and volatility of the financial markets, our current surety bond providers may experience difficulties in providing new surety bonds to us, maintaining existing surety bonds, or satisfying liquidity requirements under existing surety bond contracts. In that event, we would be required to find alternative sources of funding to satisfy our payment obligations, which may require greater use of our credit facility.
We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act (“SMCRA”) establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, discount rates and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.
Defects in title in our mine properties could limit our ability to recover coal from these properties or result in significant unanticipated costs.
We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, and in some cases title with respect to leased properties is not verified at all. Our right to mine some of our reserves may be materially adversely affected by actual or alleged defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or could even lose our right to mine on that property, which could adversely affect our profitability.
Expenditures for benefits for non-active employees could be materially higher than we have anticipated, which could increase our costs and adversely affect our financial results.
We are responsible for certain long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. The unfunded status (the excess of projected benefit obligation over plan assets) of these obligations as of December 31, 2009, as reflected in Note 16 to our Consolidated Financial Statements, included $614.4 million of postretirement obligations, $95.9 million of defined benefit pension and supplemental employee retirement plan obligations, $43.9 million of workers’ compensation obligations and $30.3 million of self-insured black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, estimates of mine lives, expected returns on pension plan assets and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse affect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.
Our indebtedness could harm our business by limiting our available cash and our access to additional capital and could force us to sell material assets or take other actions to attempt to reduce our indebtedness.
At December 31, 2009, we had $870.5 million of indebtedness outstanding before discounts applied for financial reporting, representing 25% of our total capitalization. This indebtedness consisted of $287.5 million principal of our convertible notes, $298.3 million principal of our 7.25% senior notes and a $284.8 million term loan under our credit facility. In addition, at December 31, 2009, we had $113.6 million of letters of credit outstanding under our credit facility and $143.5 million of letters of credit outstanding under our accounts receivable securitization facility.
This level of indebtedness could have important consequences to our business. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate activities;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development, debt service requirements or other general corporate requirements;
•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and in the coal industry;
•	make it more difficult to self-insure and obtain surety bonds or letters of credit;
•	limit our ability to enter into new long-term sales contracts; and
•	place us at a competitive disadvantage compared to less leveraged competitors.

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our requirements under our other long term liabilities. In the absence of sufficient cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our credit facility restricts our ability to sell assets and use the proceeds from the sales. We may not be able to consummate any such sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Furthermore, substantially all of our material assets secure our indebtedness under our credit facility.
We may also be able to incur substantially more debt which could further exacerbate the risks associated with our significant indebtedness.
We may be able to incur substantial additional indebtedness in the future under the terms of our credit facility and the indentures governing our 7.25% senior notes and our convertible notes. Our credit facility provides for a revolving line of credit of up to $650.0 million, of which $536.4 million was available as of December 31, 2009. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our revolving line of credit is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.
The terms of our credit facility and the indenture governing our 7.25% senior notes limit our and our subsidiaries’ ability to take certain actions, which may limit our operating and financial flexibility and adversely affect our business.
Our credit facility and the indenture governing our 7.25% senior notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our covenants and payment obligations contained in our credit facility and the indentures governing our 7.25% senior notes and 2.375% convertible senior notes. If we violate these covenants or obligations under any of these agreements and are unable to obtain waivers from our lenders, our debt under all of these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.
Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facility, limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.
At December 31, 2009, we had $257.1 million of letters of credit in place, of which $113.6 million was outstanding under our credit facility and $143.5 million was outstanding under our accounts receivable securitization facility. These outstanding letters of credit supported workers’ compensation bonds, coal mining reclamation obligations, UMWA retiree health care obligations, and other miscellaneous obligations. Our credit facility provides for revolving commitments of up to $650.0 million, up to $500.0 million of which can be used to issue letters of credit, and our accounts receivable securitization facility provides for the issuance of up to $150.0 million in letters of credit. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility and accounts receivable securitization facility for additional letters of credit, we may be unable to provide financial assurance for our mining operations.

Certain terms of our convertible notes may adversely impact our liquidity.
Upon conversion of our convertible notes, we will be required to pay in cash the lesser of the principal amount of the converted notes and the sum of a calculated daily conversion value over an averaging period. As a result, the conversion of the convertible notes may significantly reduce our liquidity.
The inability of the sellers of the companies that we have acquired to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.
In the acquisition agreements entered into with the sellers of the companies that we have acquired, including the acquisition agreements entered into related to the Coastal Coal Company, Nicewonder and Progress acquisitions, the respective sellers and, in some of the acquisitions, their parent companies, agreed to retain responsibility for and indemnify Old Alpha against damages resulting from certain third-party claims or other liabilities, such as workers’ compensation liabilities, black lung liabilities, postretirement medical liabilities and certain environmental or mine safety liabilities. The failure of any seller and, if applicable, its parent company, to satisfy their obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position if claimants successfully assert that we are liable for those claims and/or retained liabilities. The obligations of the sellers and, in some instances, their parent companies, to indemnify us with respect to their retained liabilities will continue for a substantial period of time, and in some cases indefinitely. The sellers’ indemnification obligations with respect to breaches of their representations and warranties in the acquisition agreements will terminate upon expiration of the applicable indemnification period (generally 18-24 months from the acquisition date for most representations and warranties, and from two to five years from the acquisition date for environmental representations and warranties), are subject to deductible amounts and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.
Our inability to continue or expand the Nicewonder existing road construction and coal recovery business could adversely affect the expected benefits from the Nicewonder acquisition.
Our subsidiary, Nicewonder Contracting, Inc. (“NCI”), operates a road construction business under a contract with the State of West Virginia. Pursuant to the contract, NCI is building approximately 11 miles of rough grade highway in West Virginia over the next one to two years and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated or filled to create a road bed, as well as for certain other cost components. In the course of the road construction, NCI will recover any coal encountered and sell the coal to its customers, subject to certain costs, including coal loading, transportation, coal royalty payments and applicable taxes and fees.
The State of West Virginia has only approved funding for a portion of this road construction. If West Virginia does not fund the remaining sections of the highway project, it would adversely affect NCI’s earnings. Even if West Virginia funds the remainder of this project through the next one to two years, we are uncertain whether the state will fund any similar projects in the future.

If we are unable to accurately estimate the overall risks or costs when we bid on a road construction contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.
A large percentage of our road construction revenues and contract backlog is typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. Also, if we do not recover the amounts of coal estimated on our construction projects, profitability on our construction contracts could be less than projected. This, in turn, could negatively affect our cash flow, earnings and financial position.
The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:
•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including diesel fuel, explosives, and parts and supplies for our equipment;
•	coal recovery which impacts the allocation of cost to road construction;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers’ or subcontractors’ failure to perform;
•	mechanical problems with our machinery or equipment;
•	citations issued by a governmental authority, including the Occupational Safety and Health Administration and the Mine Safety and Health Administration;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work.
Sales of additional shares of our common stock, the exercise or granting of additional equity securities or conversion of our convertible notes could cause the price of our common stock to decline.
Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including pursuant to outstanding options or the conversion of our convertible bonds, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.
As of December 31, 2009, there were:
•	1,048,405 shares of common stock issuable upon the exercise of stock options with a weighted-average exercise price of $11.32;
•	886,214 time-based restricted share unit awards issued to directors, officers and key employees to be converted to common stock upon the satisfaction of future service conditions;
•	451,913 shares to be issued to recipients of performance-based share unit awards (based on actual results) at the end of a performance period which ended on December 31, 2009;
•	151,035 shares to be issued to recipients of performance-based share unit awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2010; and
•	336,982 shares to be issued to recipients of performance-based share unit awards (assuming performance at a target level) at the end of a performance period which ends on December 31, 2011.
The price of our common stock could also be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock and our convertible notes.

Ongoing instability and volatility in the worldwide financial markets have created uncertainty, which could adversely affect our business and the price of our common shares.
As widely reported, financial markets in the United States, Europe and Asia experienced extreme disruption in late 2008 and the first half of 2009 including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. The tightening of credit in financial markets adversely affected our customers’ ability to obtain financing for operations and resulted in a temporary decrease in demand, the cancellation of some orders for our coal products and the restructuring of agreements with certain of our coal customers. Beginning in the second half of 2009, economic conditions started to improve and most economies are now regarded as recovering from a deep recession. Reversal of the current economic recovery, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for coal and on our sales, margins, and profitability. During this recent period of intense market disruption, the market price for our common shares declined substantially. We continue to monitor economic developments and the resulting impact on our business and other suppliers and customers closely. However, we are unable to predict the timing, duration and severity of potential future disruptions in financial markets and potential future adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.
We do not intend to pay cash dividends on our common stock in the foreseeable future.
We have never declared or paid a cash dividend, and our Board of Directors periodically evaluates commencing a dividend policy. If we were to decide in the future to pay dividends, our ability to do so would be dependent on the ability of our subsidiaries to make cash available to us, by dividend, debt repayment or otherwise. Our ability to pay dividends is limited by restrictions in our credit facility.
Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.
Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition, and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations and those of our customers. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.
Provisions in our certificate of incorporation and bylaws and the indentures for our convertible notes and our 7.25% senior notes may discourage a takeover attempt even if doing so might be beneficial to our stockholders.
Provisions contained in our certificate of incorporation and bylaws could impose impediments to the ability of a third party to acquire us even if a change of control would be beneficial to our stockholders. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These provisions may have the effect of delaying or deterring a change of control of our Company, and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
If a “fundamental change” (as defined in the indenture for our convertible notes) occurs, holders of the convertible notes will have the right, at their option, either to convert their convertible notes or require us to repurchase all or a portion of their convertible notes. In the event of a “make-whole fundamental change” (as defined in the indenture for the convertible notes), we also may be required to increase the conversion rate applicable to any convertible notes surrendered for conversion. If a “change in control” (as defined in the indenture for the 7.25% senior notes) occurs, holders of the 7.25% senior notes will have the right to require us to repurchase all or a portion of their 7.25% senior notes. In addition, each indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity is a U.S. entity that assumes our obligations under the applicable notes. Our credit facility imposes similar restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Coal Reserves
We periodically retain outside experts to independently verify our estimates of our coal reserves. “Reserves” are defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. “Proven (Measured) Reserves” are defined by SEC Industry Guide 7 as reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable reserves” are defined by SEC Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our internal engineers, geologists and finance associates, as well as third party consultants retained by us. We periodically update our reserve estimates to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties. Coal tonnages are categorized according to coal quality, mining method, permit status, mineability and location relative to existing mines and infrastructure. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.
Prior to Old Alpha’s initial public offering in 2005, a third party consultant was retained to perform reserve estimates in November 2004. Since November 2004, a third party consultant has been retained to verify reserves for our major acquisitions, which include the Callaway, Progress Fuels, Mingo Logan Ben’s Creek Complex, and Foundation acquisitions, as well as to conduct ongoing reserve updates, on an annual basis, for specific properties that have undergone substantial modification to the reserve base. Properties that have undergone insignificant or no changes since the original assessment in November 2004 have been carried forward without re-evaluation. These reviews include the preparation of reserve maps and the development of estimates by certified professional geologists based on data supplied by us and using standards accepted by government and industry, including the methodology outlined in U.S. Circular 891. Reserve estimates were developed using criteria to assure that the basic geologic characteristics of the reserve (such as minimum coal thickness and wash recovery, interval between deep mineable seams and mineable area tonnage for economic extraction) were in reasonable conformity with existing and recently completed operation capabilities on our properties.
We estimate that, as of December 31, 2009, we owned or leased total proven and probable coal reserves of approximately 2,291.0 million tons. We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserves are one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.
Of the 2,291.0 million tons, approximately 1,268.6 million tons are assigned reserves that we expect to be mined in future operations. Approximately 1,048.5 million tons are unassigned reserves that we are holding for future development. All of our reserves in Wyoming are assigned. We have unassigned reserves in Pennsylvania, West Virginia, and Virginia/Kentucky of 622.8 million tons, 235.1 million tons, and 164.5 million tons, respectively.
Approximately 63% of our reserves are classified as high Btu coal (coal delivered with an average heat value of 12,500 Btu per pound or greater) and are located in Pennsylvania, West Virginia, and Virginia/Kentucky. Approximately 64% of our reserves are classified as compliance coal which meets the 1.2 lb SO 2 /mm Btu standard of Phase II of the Clean Air Act. Our compliance coal reserves are located in Pennsylvania, Wyoming, West Virginia, and Virginia/Kentucky.
As with most coal-producing companies that operate in Appalachia, which include our operations in Pennsylvania, West Virginia, and Virginia/Kentucky, the great majority of our Appalachian reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Of our Appalachian reserve holdings at December 31, 2009, 415.1 million tons of reserves are owned and require no royalty or per-ton payment to other parties. Our remaining Appalachian reserve holdings at December 31, 2009, of 1,166.6 million tons are leased and require minimum royalty and/or per-ton payments.

Our mines in Wyoming are subject to federal coal leases that are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Each lease requires diligent development of the lease within ten years of the lease award with a required coal extraction of 1.0% of the reserves within that 10-year period. At the end of the 10-year development period, the mines are required to maintain continuous operations, as defined in the applicable leasing regulations. All of our federal leases are in full compliance with these regulations. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross proceeds on surface mined coal. Effective October 1, 2008, the Federal Government remits 48% of royalties, rentals and any lease bonus payments to the state of Wyoming. Of our Wyoming reserve holdings at December 31, 2009, 24.2 million tons of reserves are owned and require no royalty or per-ton payments. Our remaining Wyoming reserve holdings at December 31, 2009, of 685.1 million tons are leased and are subject to the terms described above.
Our idled mine in Illinois is subject to coal leases and requires payments of minimum royalties, payable in periodic installments. We expect to continue leasing these reserves until future development is feasible. Our reserve holdings attributable to our idled Illinois mine at December 31, 2009 are 26.1 million tons.
Although our coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. According to our current mine plans, any leased reserves assigned to a currently active operation will be mined during the tenure of the applicable lease. Because the great majority of our leased or owned properties and mineral rights are covered by detailed title abstracts prepared when the respective properties were acquired by predecessors in title to us and our current lessors, we generally do not thoroughly verify title to, or maintain title insurance policies on, our leased or owned properties and mineral rights.
The following table provides the “quality” (sulfur content and average Btu content per pound) of our proven and probable coal reserves as of December 31, 2009.

			Recoverable	Sulfur Content			Average BTU
Reportable			Reserves Proven &		1.0% -
Segment	Regional Business Unit	State	Probable (1)	<1%	1.5%	>1.5%	>12,500	<12,500
East	Pennsylvania Services (3)	Pennsylvania	779.2	73.6	0.0	705.6	779.2	0.0
East	AMFIRE	Pennsylvania	82.0	20.2	27.5	34.3	55.9	26.1
East	Southern West Virginia	West Virginia	99.3	97.8	1.5	0.0	93.7	5.6
East	Northern West Virginia (3)	West Virginia	254.7	118.4	131.4	4.9	186.6	68.1
East	Virginia/Kentucky	Virginia, Kentucky	363.0	223.4	75.6	64.0	329.0	34.0
West	Alpha Coal West (3)	Wyoming	709.3	709.3	0.0	0.0	0.0	709.3

	Totals from continuing operations		2,287.5	1,242.7	236.0	808.8	1,444.4	843.1
	Percentages from continuing operations			54%	10%	36%	63%	37%

N/A	Kingwood (2)	West Virginia	3.5	0.0	0.5	3.0	3.5	0.0
N/A	Wabash (3)(4)	Illinois	26.2	0.0	0.0	26.2	0.0	26.2

	Totals from all operations		2,317.2	1,242.7	236.5	838.0	1,447.9	869.3
	Percentages from all operations			54%	10%	36%	62%	38%

(1)	Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a coal moisture factor on an “as received” basis, which means measuring coal in its natural state and not after it has dried in a laboratory setting. We have measured all reserves on an “as received” basis. This moisture factor on our delivered coal can vary depending on the quality of coal and the processing requirements.

(2)	On December 3, 2008, Old Alpha announced the permanent closure of Kingwood and the mine stopped producing coal in early January 2009. Unmineable reserves were written off at December 31, 2008.

(3)	Includes proven and probable reserves obtained from the Merger with Foundation.

(4)	The Wabash mine is an idled room and pillar operation, located in Wabash County, Illinois. Idled facilities include a preparation plant and rail loading facility on the Norfolk Southern Railway. If conditions warrant, the mine could be re-opened with less capital investment than would be required to develop a new underground mine.

The following table summarizes, by regional business unit, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2009.

			Recoverable	Total Tons
Reportable			Reserves Proven &	Assigned	Unassigned	Total Tons		Coal Type
Segment	Regional Business Unit	State	Probable (1)	(2)	(2)	Owned	Leased	(3)
				(In millions of tons)
East	Pennsylvania Services (4)	Pennsylvania	779.2	178.8	600.4	406.6	372.6	Steam and Metallurgical
East	AMFIRE	Pennsylvania	82.0	59.6	22.4	3.5	78.5	Steam and Metallurgical
East	Southern West Virginia (4)	West Virginia	99.3	46.9	52.4	0.6	98.7	Steam and Metallurgical
East	Northern West Virginia	West Virginia	254.7	75.0	179.7	1.8	252.9	Steam and Metallurgical
East	Virginia/Kentucky	Virginia, Kentucky	363.0	198.5	164.5	2.6	360.4	Steam and Metallurgical
West	Alpha Coal West (4)	Wyoming	709.3	709.3	0.0	24.2	685.1	Steam

	Totals from continuing operations		2287.5	1268.1	1,019.4	439.3	1848.2

	Percentages from continuing operations			55%	45%	19%	81%
N/A	Kingwood (5)	West Virginia	3.5	0.5	3.0	0.0	3.5	Steam and Metallurgical
N/A	Wabash (4)(6)	Illinois	26.2	0.0	26.2	0.0	26.2	Steam and Metallurgical

	Totals from all operations		2,317.2	1,268.6	1,048.6	439.3	1,877.9
	Percentages from all operations			55%	45%	19%	81%

(1)	Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the table exclude reserves for which we have leased our mining rights to third parties. Reserve information reflects a coal moisture factor on an “as received” basis, which means measuring coal in its natural state and not after it has dried in a laboratory setting. We have measured all reserves on an “as received” basis. This moisture factor on our delivered coal can vary depending on the quality of coal and the processing requirements.

(2)	Assigned reserves represent recoverable coal reserves that can be mined without a significant capital expenditure for mine development, whereas unassigned reserves will require significant capital expenditures to mine the reserves.

(3)	Almost all of our reserves that we currently market as metallurgical coal also possess quality characteristics that would enable us to market them as steam coal.

(4)	Includes proven and probable reserves obtained from the Merger with Foundation.

(5)	On December 3, 2008, Old Alpha announced the permanent closure of Kingwood and the mine stopped producing coal in early January 2009. Unmineable reserves were written off at December 31, 2008.

(6)	The Wabash mine is an idled room and pillar operation, located in Wabash County, Illinois. Idled facilities include a preparation plant and rail loading facility on the Norfolk Southern Railway. If conditions warrant, the mine could be re-opened with less capital investment than would be required to develop a new underground mine.

The following map shows the locations of Alpha’s properties as of December 31, 2009:
Alpha Business Unit Structure

The following map shows the locations of Alpha’s shipping points as of December 31, 2009:

PA Services/AMFIRE

Clymer
AMFIRE
Portage
PITTSBURGH
PENNSYLVANIA
Emerald
Cumberland
PA SERVICES
MORGANTOWN
MARYLAND
0 15.0
miles

Alpha Coal West

HWY-14/16
HWY-59
Eagle Butte Mine
GILLETTE
I-90
Route-50
HWY-59
0 5.0
miles
Belle Ayr Mine

Wabash (Idled)

MOUNT CARMEL
Wabash (Idled)
Rt- 1
I-64
INDIANA
ILLINOIS
EVANSVILLE
0 10.0
miles

Northern W.Virginia

Kingwood(Idled)
OHIO
Erbacon
CHARLESTON
WEST VIRGINIA
Rockspring
Kingston
0 15.0
miles
Pioneer

Southern W.Virginia

I-64
I-77
Black Bear
Kepler
Litwar
WEST VIRGINIA
VIRGINIA
miles

Virginia/Kentucky

KENTUCKY
Roxana
McClure River
Toms Creek
Moss #3
VIRGINIA
0 30.0
miles
I-81

See Item 1, “Business”, for additional information regarding our coal operations and properties.

Item 3. Legal Proceedings
We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition.
Nicewonder Litigation
In December 2004, prior to Old Alpha’s Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became our wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI’s road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.
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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The initial public offering of Old Alpha’s common stock occurred on February 15, 2005, and its common stock was then listed on the New York Stock Exchange under the symbol “ANR.” There was no public market for the common stock of Old Alpha prior to this date. On July 31, 2009, after the Merger, the common stock of Foundation, the surviving company of the Merger, which was renamed Alpha Natural Resources, Inc., replaced the common stock of Old Alpha on the New York Stock Exchange listing under the symbol “ANR,” and the Company’s common stock has since continued to trade under the symbol “ANR.”
Price range of our common stock
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

2009	High	Low

First Quarter	$22.67	$14.73
Second Quarter	$30.19	$16.24
Third Quarter	$39.46	$22.79
Fourth Quarter	$46.07	$33.44

2008	High	Low

First Quarter	$43.48	$24.11
Second Quarter	$104.29	$41.29
Third Quarter	$104.93	$43.41
Fourth Quarter	$47.69	$14.68
As of December 31, 2009, there were 2,279 registered holders of record of our common stock, including 189 unvested restricted stock positions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.
Dividend Policy
We do not presently pay dividends on our common stock. Our Board of Directors periodically evaluates the initiation of dividends.
Stock Performance Graph
We are comparing our stock performance to the S&P 500 Index (instead of the Russell 3000 Index as in Old Alpha’s Annual Report on Form 10-K for the year ended December 31, 2008) because due to the Merger we believe that companies included the S&P 500 Index have a comparable market capitalization to Alpha.
The following stock performance graph compares the cumulative total return to stockholders on an annual basis on our common stock with the cumulative total return to stockholders on an annual basis on two indices, the S&P 500 Index and the Russell 3000 Coal Index. In addition, the stock performance graph includes the date of the Merger.
The graph assumes that:
•	you invested $100 in Old Alpha common stock and in each index at the closing price on February 15, 2005;
•	all dividends were reinvested; and
•	you continued to hold your investment through December 31, 2009.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Alpha Natural Resources, Inc, The S&P 500 Index
And The Russell 3000 Coal Index

*	$100 invested on 2/15/05 in stock or 1/31/05 in index, including reinvestment of dividends. Fiscal year ending December 31.

The comparison against the Russell 3000 Index is being provided because the Russell 3000 Index was an index used in Old Alpha’s Annual Report on Form 10-K for the year ended December 31, 2008.

Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

	2/05	12/05	12/06	12/07	12/08	7/09	12/09
Alpha Natural Resources, Inc.	100.00	84.66	62.71	143.15	71.35	146.80	191.19
S&P 500	100.00	107.53	124.52	131.36	82.76	91.83	104.66
Russell 3000 Coal	100.00	164.69	144.84	253.89	95.68	146.19	203.88
Russell 3000	100.00	109.02	126.16	132.64	83.16	93.39	106.72

Item 6.	Selected Financial Data
The following table presents selected financial and other data for the most recent five fiscal periods. The selected financial data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 have been derived from the audited Consolidated Financial Statements and related Notes thereto of Alpha Natural Resources, Inc. and subsidiaries included in this Annual Report on Form 10-K. You should read the following table in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For financial accounting purposes, the Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements became the financial statements of Alpha and Alpha’s periodic filings subsequent to the Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. Old Alpha’s financial position as of December 31, 2008 and its results of operations for the years ended December 31, 2008, 2007, 2006 and 2005 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period from August 1, 2009 through December 31, 2009.
The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this report for a discussion of risk factors that could impact our future results of operations.

	Alpha Natural Resources, Inc. and Subsidiaries
	Years Ended December 31,
	2009	2008*	2007*	2006*	2005*
	(In thousands)
Statements of Operations Data:
Revenues:
Coal revenues	$2,210,629	$2,140,367	$1,558,665	$1,608,170	$1,334,683
Freight and handling revenues	189,874	279,853	205,086	188,366	185,555
Other revenues (8)	95,004	48,533	42,403	37,889	27,266

Total revenues	2,495,507	2,468,753	1,806,154	1,834,425	1,547,504

Costs and expenses:

Cost of coal sales (exclusive of items shown separately below)	1,616,905	1,627,960	1,284,840	1,269,910	1,115,146
Gain on sale of coal reserves	—	(12,936)	—	—	—
Freight and handling costs	189,874	279,853	205,086	188,366	185,555
Other expenses	21,016	91,461	22,725	23,011	23,675
Depreciation, depletion and amortization	252,395	164,969	153,987	135,878	66,796
Amortization of acquired coal supply agreements, net	127,608	—	—	—	—
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately above)	170,414	71,923	58,485	67,952	88,132

Total costs and expenses	2,378,212	2,223,230	1,725,123	1,685,117	1,479,304

Income from operations	117,295	245,523	81,031	149,308	68,200

Other income (expense):
Interest expense	(82,825)	(39,812)	(40,366)	(41,774)	(29,937)
Interest income	1,769	7,351	2,266	839	1,064
Loss on early extinguishment of debt	(5,641)	(14,702)	—	—	—
Gain on termination of Cliffs’ merger, net	—	56,315	—	—	—
Miscellaneous income (expense), net	3,186	(3,834)	(93)	522	86

Total other income (expense), net	(83,511)	5,318	(38,193)	(40,413)	(28,787)

Income from continuing operations before income taxes	33,784	250,841	42,838	108,895	39,413
Income tax (expense) benefit	33,023	(52,242)	(9,965)	21,705	(16,973)

Income from continuing operations (4)	66,807	198,599	32,873	130,600	22,440

Discontinued operations:
Income (loss) from discontinued operations	(14,278)	(27,873)	(6,653)	(11,246)	3,671
Mine closure/asset impairment charges	—	(30,172)	—	—	—
Gain on sale of discontinued operations	—	13,622	—	—	—
Income tax (expense) benefit	5,476	11,035	1,335	8,814	(1,980)

Income (loss) from discontinued operations	(8,802)	(33,388)	(5,318)	(2,432)	1,691

Net income	58,005	165,211	27,555	128,168	24,131

Less: Net loss attributable to noncontrolling interest	—	(490)	(179)	—	(2,918)

Net income attributable to Alpha Natural Resources, Inc.	$58,005	$165,701	$27,734	$128,168	$21,213

Amounts attributable to Alpha Natural Resources, Inc.
Income from continuing operations, net of tax	$66,807	$198,599	$32,873	$130,600	$19,784
Income (loss) from discontinued operations, net of tax	(8,802)	(32,898)	(5,139)	(2,432)	1,429

Net income attributable to Alpha Natural Resources, Inc.	$58,005	$165,701	$27,734	$128,168	$21,213

* —	Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Alpha Natural Resources, Inc. and Subsidiaries
	Years Ended December 31,
	2009	2008	2007	2006	2005
Earnings Per Share Data:
Net income (loss) per share, as adjusted (1)
Basic earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.74	$2.90	$0.51	$2.04	$0.35
Income (loss) from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.10)	(0.48)	(0.08)	(0.04)	0.03

Net income per basic share attributable to Alpha Natural Resources, Inc.	$0.64	$2.42	$0.43	$2.00	$0.38

Diluted earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.73	$2.83	$0.51	$2.04	$0.35
Income (loss) from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.10)	(0.47)	(0.08)	(0.04)	0.03

Net income per diluted share attributable to Alpha Natural Resources, Inc.	$0.63	$2.36	$0.43	$2.00	$0.38

Pro forma net income per share, as adjusted (2)
Basic earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.					$0.33
Income from discontinued operations attributable to Alpha Natural Resources, Inc.					0.02

Net income per basic share					$0.35

Diluted earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.					$0.32
Income from discontinued operations attributable to Alpha Natural Resources, Inc.					0.02

Net income per diluted share					$0.34

	Alpha Natural Resources, Inc. and Subsidiaries
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance sheet data (at period end):
Cash and cash equivalents	$465,869	$676,190	$54,365	$33,256	$39,622
Operating and working capital	$616,632	$729,829	$157,147	$116,464	$35,074
Total assets (5)	$5,122,771	$1,709,838	$1,210,914	$1,145,793	$1,013,658
Notes payable and long-term debt, including current portion, net (6)	$790,253	$451,315	$446,913	$445,651	$485,803
Stockholders’ equity (7)	$2,591,289	$795,692	$380,836	$344,049	$212,765
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$356,220	$458,043	$225,741	$210,081	$149,643
Investing activities	$(281,810)	$(77,625)	$(165,203)	$(160,046)	$(339,387)
Financing activities	$(284,731)	$241,407	$(39,429)	$(56,401)	$221,975
Capital expenditures	$(187,093)	$(137,751)	$(126,381)	$(131,943)	$(122,342)
Other data

EBITDA from continuing operations attributable to Alpha Natural Resources, Inc., as adjusted for 2005 (3)	$494,843	$448,271	$234,925	$285,708	$135,082

EBITDA from continuing operations attributable to Alpha Natural Resources, Inc. and EBITDA from continuing operations attributable to Alpha Natural Resources, Inc., as adjusted, are calculated as follows (unaudited, in thousands):

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$66,807	$198,599	$32,873	$130,600	$19,784
Interest expense	82,825	39,812	40,366	41,774	29,937
Interest income	(1,769)	(7,351)	(2,266)	(839)	(1,064)
Income tax expense (benefit)	(33,023)	52,242	9,965	(21,705)	16,973
Depreciation, depletion, and amortization	252,395	164,969	153,987	135,878	66,796
Amortization of acquired coal supply agreements, net	127,608	—	—	—	—

EBITDA from continuing operations, attributable to Alpha Natural Resources, Inc.	494,843	448,271	234,925	285,708	132,426
Noncontrolling interest from continuing operations	—	—	—	—	2,656

EBITDA from continuing operations, attributable to Alpha Natural Resources, Inc., as adjusted for 2005 (3)	$494,843	$448,271	$234,925	$285,708	$135,082

(1)	Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods. Due to the internal restructuring on February 11, 2005 (the “Internal Restructuring”) and initial public offering of common stock on February 5, 2005, the calculation of earnings per share for 2005 reflects certain adjustments, as described below.
The numerator for purposes of computing basic and diluted net income (loss) per share, as adjusted, includes the reported net income (loss) and a pro forma adjustment for income taxes to reflect the pro forma income taxes for ANR Fund IX Holdings, L.P.’s portion of reported pre-tax income (loss), which would have been recorded if the issuance of the shares of common stock received by the ANR Fund IX Holdings, L.P. and Alpha NR Holding, Inc. (“FR Affiliates”) in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring (the “Internal Restructuring”) had occurred as of January 1, 2004. For purposes of the computation of basic and diluted net income (loss) per share, as adjusted, the pro forma adjustment for income taxes only applies to the percentage interest owned by ANR Fund IX Holding, L.P., the non-taxable FR Affiliate. No pro forma adjustment for income taxes is required for the percentage interest owned by Alpha NR Holding, Inc., the taxable FR Affiliate, because income taxes have already been recorded in the historical results of operations. Furthermore, no pro forma adjustment to reported net income (loss) is necessary subsequent to February 11, 2005 because we are subject to income taxes.

The denominator for purposes of computing basic net income (loss) per share, as adjusted, reflects the retroactive impact of the common shares received by the FR Affiliates in exchange for their ownership in ANR Holdings in connection with the Internal Restructuring on a weighted-average outstanding share basis as being outstanding as of January 1, 2004. The common shares issued to the minority interest owners of ANR Holdings in connection with the Internal Restructuring, including the immediately vested shares granted to management, have been reflected as being outstanding as of February 11, 2005 for purposes of computing the basic net income (loss) per share, as adjusted. The unvested shares granted to management on February 11, 2005 that vest monthly over the two-year period from January 1, 2005 to December 31, 2006 are included in the basic net income (loss) per share, as adjusted, computation as they vest on a weighted-average outstanding share basis starting on February 11, 2005. The 33,925,000 new shares issued in connection with the initial public offering have been reflected as being outstanding since February 14, 2005, the date of the initial public offering, for purposes of computing the basic net income (loss) per share, as adjusted.
The unvested shares issued to management are considered options for purposes of computing diluted net income (loss) per share, as adjusted. Therefore, for diluted purposes, all remaining unvested shares granted to management are added to the denominator subsequent to February 11, 2005 using the treasury stock method, if the effect is dilutive. In addition, the treasury stock method is used for outstanding stock options, if dilutive, beginning with the November 10, 2004 grant of options to management to purchase units in ACM that were automatically converted into options to purchase up to 596,985 shares of Alpha Natural Resources, Inc. common stock at an exercise price of $12.73 per share.
The computation of basic and diluted net income per share, as adjusted for 2005 is set forth below:

Year Ended
December 31,
2005
(in thousands,
except share and
per share
amounts)
Numerator:
Reported income from continuing operations	$22,440
Deduct: Income from continuing operations attributable to noncontrolling interest	(2,656)
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. income from continuing operations prior to Internal Restructuring	(83)

Income from continuing operations, as adjusted	19,701

Reported income from discontinued operations	1,691
Deduct: Income from discontinued operations attributable to noncontrolling interest	(262)
Deduct: Income tax effect of ANR Fund IX Holdings, L.P. loss from discontinued operations prior to Internal Restructuring	(6)

Income from discontinued operations attributable to Alpha Natural Resources, Inc., as adjusted	1,423

Net income attributable to Alpha Natural Resources, Inc., as adjusted	$21,124

Denominator:
Weighted average shares— basic	55,664,081
Dilutive effect of stock options and restricted stock grants	385,465

Weighted average shares— diluted	56,049,546

Net income per share, as adjusted— basic and diluted:
Income from continuing operations, as adjusted	$0.35

Income from discontinued operations, as adjusted	0.03

Net income per share, as adjusted	$0.38

(2)	Pro forma net income (loss) per share as adjusted gives effect to the following transactions as if each of these transactions had occurred on January 1, 2004: the Nicewonder Acquisition and related debt refinancing in October 2005, the Internal Restructuring and initial public offering in February 2005, the issuance in May 2004 of $175.0 million principal amount of 10% senior notes due 2012, and the entry into a $175.0 million revolving credit facility in May 2004.

(3)	EBITDA from continuing operations attributable to Alpha Natural Resources, Inc. is defined as income from continuing operations attributable to Alpha Natural Resources, Inc. plus interest expense, income tax expense (benefit), depreciation, depletion and amortization, less interest income. EBITDA from continuing operations attributable to Alpha Natural Resources, Inc., as adjusted for 2005, is EBITDA from continuing operations attributable to Alpha Natural Resources, Inc., further adjusted for minority interest prior to our internal restructuring. EBITDA from continuing operations and EBITDA from continuing operations, as adjusted, are non-GAAP measures used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations and EBITDA from continuing operations, as adjusted, are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

(4)	Income from continuing operations for 2009 includes the following significant amounts from the Merger: Total revenues-$716.8 million; Cost of coal sales-$467.5 million; Depreciation, depletion and amortization-$101.4 million; Amortization of acquired coal supply agreements-$127.6 million; Selling, general and administrative expenses-$34.7 million; and Interest expense-$21.4 million. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(5)	Total assets as of December 31, 2009 included the addition of the following significant assets acquired in the Merger: $1.9 billion of owned and leased mineral rights; $716.0 million of property and equipment, $529.5 million of coal supply agreements and $337.3 million of goodwill. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(6)	Long-term debt, including current portion and debt discount as of December 31, 2009 includes $579.7 million, net of debt discount, assumed in the Merger. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(7)	Stockholders’ equity as of December 31, 2009, includes approximately $1.7 billion related to the issuance of common shares and other equity consideration for the acquisition of Foundation. See Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(8)	Other revenues for 2009 include $18.1 million for the modification of a coal supply agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.
Explanatory Note
On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are included in periodic filings of Alpha subsequent to the Merger. The results of operations and cash flows for the year ended December 31, 2009 include the results of operations from Old Alpha for the period January 1, 2009 to July 31, 2009 and include the results of operations of the combined company for the five month period August 1, 2009 to December 31, 2009.
Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “we,” “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Merger.
Overview
We are one of America’s premier coal suppliers, ranked third largest among publicly-traded U.S. coal producers as measured by combined Old Alpha and Foundation 2009 and 2008 pro forma revenues of $3.4 billion and $4.0 billion, respectively (see Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country. We operate 61 mines and 14 coal preparation and load-out facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,400 employees.
We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2009 and 2008 accounted for approximately 83% and 58%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2009 and 2008, which generally sells at a premium over steam coal, accounted for approximately 17% and 42%, respectively, of our annual coal sales volume. The effect of the Merger on the relative percentages of coal sales volumes for 2009 is discussed below in Results of Operations-Year ended December 31, 2009 Compared to Year Ended December 31, 2008.
Our sales of steam coal during 2009 and 2008 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal during 2009 and 2008 were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 32% and 53% of our coal revenues combined with freight and handling revenues in 2009 and 2008, respectively, were derived from sales made outside the United States, primarily in Brazil, Italy, Belgium, Canada, Spain, Egypt, Turkey and Russia.
In addition, we generate other revenues from equipment and parts sales and repair, Dry Systems Technologies equipment and filters, road construction, rentals, commissions, coal handling, terminal and processing fees, coal and environmental analysis fees, royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees to transload coal through our Rivereagle facility on the Big Sandy River and the sale of coalbed methane and natural gas. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.
Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, postretirement and post employment benefits, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.
We are the surviving corporation of the Merger between Old Alpha and Foundation. Prior to the Merger, Old Alpha, together with its affiliates, was a leading supplier of high-quality Appalachian coal to the steel industry, electric utilities and other industries, with mining operations in Virginia, West Virginia, Kentucky and Pennsylvania. Old Alpha was also the nation’s largest supplier and exporter of metallurgical coal, a key ingredient in steel manufacturing. Prior to the Merger, Foundation, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Pennsylvania, West Virginia and Wyoming. Foundation primarily supplied steam coal to U.S. utilities for use in generating electricity and also sold steam coal to industrial plants and metallurgical coal to steel companies.

Prior to the Merger, Old Alpha had one reportable segment, Coal Operations. As a result of the Merger, we changed our organizational structure and now have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; Coal Gas Recovery; equipment sales and repair operations; terminal services; the leasing of mineral rights and general corporate overhead. All prior period segment information has been reclassified to conform to the current year presentation.
On January 1, 2009, Old Alpha adopted Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 has been retrospectively applied as of the issuance date of April 7, 2008 for our outstanding 2.375% convertible senior notes due 2015 (“the Convertible Notes”). ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87.8 million and an increase in paid in capital of $69.9 million, (2) an increase to deferred loan costs of $5.3 million, (3) a net reduction to deferred tax assets of $23.1 million ($36.3 million reduction in deferred tax assets, offset by a $13.1 million change in the valuation allowance), and (4) a net increase in retained earnings of $0.2 million. The deferred loan fees and debt discount are being amortized and accreted, respectively, over the term of the convertible notes, which are due in 2015. Interest expense of $11.7 million and $8.3 million was recorded for the years ended December 31, 2009 and 2008, respectively, related to amortization of the deferred loan fees and accretion of the debt discount.
The presentation and disclosure requirements of ASC 810, Consolidation, were adopted January 1, 2009, which require a non-controlling interest to be included in the Consolidated Balance Sheets as a separate component within shareholders’ equity separate from the parent’s equity; and consolidated net income to be reported in the Consolidated Statements of Operations as a consolidated amount and as amounts separately attributable to the parent and non-controlling interest. The presentation requirements have been applied retrospectively to all periods presented.
Business Developments
In addition to the Merger completed on July 31, 2009, recent business developments included the following:
Excelven Pty Ltd. During 2008, Old Alpha recorded an impairment charge of $4.5 million to write off the total remaining value of our 24.5% interest in Excelven Pty Ltd. (“Excelven”) because it had exhausted all reasonable efforts to obtain a mining permit from the Venezuelan government and concluded that it is no longer reasonable to assume that a permit will be granted. Excelven, through its subsidiaries, controls the rights to the Las Carmelitas mining venture in Venezuela.
Kingwood Mining Company, LLC. During 2008, Old Alpha announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities. The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations in April 2009. The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location. During 2008, Old Alpha recorded a charge of $30.2 million, which includes asset impairment charges of $21.2 million, write-off of advance mining royalties that were deemed unrecoverable of $3.8 million, severance and other employee benefit costs of $3.6 million and increased reclamation obligations of $1.9 million. The results of operations for Kingwood have been reported as discontinued operations for all periods presented.
Cliffs Natural Resources, Inc. Proposed Merger. During 2008, Old Alpha entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs Natural Resources Inc. (formerly known as Cleveland Cliffs Inc.) (“Cliffs”) would acquire all of its outstanding shares. On November 3, 2008, Old Alpha commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order requiring Cliffs to hold its shareholder meeting as scheduled. On November 17, 2008, Old Alpha and Cliffs mutually terminated the merger agreement and settled the litigation. The terms of the settlement agreement included a $70.0 million payment from Cliffs to Old Alpha which, net of transaction costs, resulted in a gain of $56.3 million in 2008.
Sale of Mineral Reserves. During 2008, Old Alpha sold approximately 17.6 million tons of underground coal reserves at its Enterprise operations to a private coal producer for approximately $13.0 million in cash. Old Alpha recognized a gain of $12.9 million from the sale in 2008.

Gallatin Materials LLC. During, 2008, Old Alpha sold its interest in Gallatin for cash in the amount of $45.0 million and recorded a gain on the sale of $13.6 million. The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million. An escrow balance of $4.5 million was established and Old Alpha agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale. As of December 31, 2009, all outstanding obligations had been satisfied and the balance of the escrow account had been released. The results of operations for Gallatin have been reported as discontinued operations for all periods presented.
Mingo Logan Acquisition. During 2007, Old Alpha completed the acquisition of certain coal mining assets in western West Virginia known as Mingo Logan from Arch Coal, Inc. for $43.9 million. The Mingo Logan purchase consisted of coal reserves, one active deep mine and a load-out and processing plant, which is managed by our Callaway operations.
Dominion Terminal Associates (DTA). During 2008, Old Alpha’s subsidiary, Alpha Terminal Company, LLC, increased its equity ownership position in DTA from approximately 33% to approximately 41% by making an additional investment of $2.8 million. DTA is a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. Our coal export and terminal capacity through DTA is approximately 8.0 million tons annually.
Common Stock and Convertible Debt Offering. During 2008, Old Alpha completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287.5 million aggregate principal amount of Convertible Notes. The aggregate net proceeds from the common stock offering and the notes offering were $443.3 million after commissions and expenses. Old Alpha used the net proceeds from the offerings in part to repurchase $175.0 million aggregate principal amount of the 10% senior notes due 2012, co-issued by ANR LLC and Alpha Natural Resources Capital Corp. As a result, Old Alpha recorded a loss relating to the early extinguishment of debt of $14.7 million, consisting of $10.7 million in tender offer consideration and $4.0 million in write-off of unamortized deferred debt issuance costs. The convertible notes are classified as long-term debt in the Consolidated Balance Sheets. In the event the convertible notes become convertible, the outstanding principal amount will be classified as a current liability.
Coal Pricing Trends, Uncertainties and Outlook
Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its 2010 Annual Energy Outlook forecasts that coal-fired electrical generation will increase by an average annual growth rate of 1.6% through 2015. In 2009, however, the EIA estimates that electric power generation from coal decreased by nearly 9% compared to 2008 as overall U.S. demand for electricity declined dramatically and competing fuels became competitively priced. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. Despite the recent downturn to the U.S. and global economies, the International Monetary Fund’s January 2010 World Economic Outlook forecasts U.S. annual GDP to grow 2.7% and 2.4% in 2010 and 2011, respectively.
According to the National Energy Technology Laboratory’s (NETL) October 2009 report on new coal-fired power plants, there are 14,936 MW of new coal-fired electrical generation under construction in the United States and 882 megawatts of new coal-fired electrical generation capacity near construction. This total new capacity will increase the annual coal consumption for electrical generation by an estimated fifty million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 4,180 megawatts of coal-fired electrical generation are in the permitting phase and 27,011 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.
Coal exports from the U.S. decreased from approximately 82 million tons in 2008 to approximately 60 million tons in 2009 in response to the worldwide economic downturn. Despite the decline in US export coal in 2009, export volumes were similar to 2007 levels due to the number of committed tons under contract. According to the EIA’s 2009 International Energy Outlook (“IEO”), global primary energy demand will grow by 33% between 2010 and 2030, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2030. China and India have contributed more than half the increase in global demand for energy, and over 80% for coal, since 2000. The IEO estimates these two growing economies will contribute more than 50% of the increase in global energy demand and nearly 80% of the increase in global coal demand through 2030. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

Ultimately, the global demand for and use of coal may be limited by any global treaties which place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations, including the U.S., met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The convention adopted the “Bali Road Map” that detailed a two-year process to finalizing a binding agreement in Copenhagen in 2009. In December 2009 participants gathered in Copenhagen to develop a framework for climate change mitigation beyond 2012. The principal output of the Copenhagen summit was the Copenhagen Accord, a document that is neither legally binding nor voted upon nor signed, but was simply “noted” by the 194 participating countries. Although the results from the Copenhagen summit were considered modest by many participants, the ultimate outcome of future summits, and any treaty or other arrangement ultimately adopted by the United States or other countries, may have a material adverse impact on the global demand for and supply of coal. This is particularly true if cost effective technology for the capture and storage of carbon dioxide is not sufficiently developed.
Proposed coal-fired electric generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments who are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal-fired generating plants incorporating carbon dioxide capture and storage technologies will be more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal-fired plants in the near term. Nevertheless, the desire to attain U.S. energy independence suggests the construction of new coal-fired generating facilities is likely to remain a viable option. This desire, coupled with heightened interest in coal gasification and coal liquefaction, is a potential indicator of increasing demand for coal in the United States.
Based on weekly production reporting through December 31, 2009 from the EIA, year-over-year Appalachian production had declined by approximately 10.9% due to decreasing coal demand. Compared to 2008, Western coal production had decreased by approximately 7.8% in 2009. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Average spot market prices for 2009 for Central Appalachian and Northern Appalachian coals decreased by roughly 51% and 50%, respectively, compared to 2008 prices. Average spot market prices for Powder River Basin coal are down approximately 21% from the previous year, with the basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.
Our revenues depend on the price at which we are able to sell our coal. The pricing environment for U.S. steam coal production in 2009 has fallen significantly below the high levels seen during 2008. However, recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand may result in improved prices for suppliers. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, had deteriorated in 2009 in response to decreased worldwide demand for steel. However, strong global demand for steel, particularly in China and limited metallurgical coal supply, have created market conditions that may signal increasing prices in 2010.
The worldwide economic slowdown and the volatility and uncertainty in the credit markets have had an impact on the demand for and price of coal. Global energy fundamentals, including the relative decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the marketplace. Steel manufacturers had shut-in significant capacity in the early part of 2009 due to the lack of near-term visibility around demand for steel for construction, automobile manufacturing and other down-stream products. Steel manufacturers appear to have completed destocking their inventories and steel plant utilization has steadily increased since the early part of 2009, which may signal strengthening demand for metallurgical coal in 2010. The relatively low price of natural gas is creating further competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for six consecutive years, and significant additional growth is expected worldwide. Seaborne coal has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand. In addition, the idling of coal mines due to weakened market conditions, and the resulting decrease in production, particularly in Central Appalachia, should better match production to demand. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.
Our results of operations are dependent upon the prices we obtain for our coal as well as our ability to improve productivity and control costs. Principal goods and services include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.
Our management continues to aggressively control costs and strives to improve operating performance to mitigate external cost pressures. As is common in the current economic environment, we are experiencing volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare and have taken measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Employee labor costs have historically increased primarily due to the demands associated with attracting and retaining a workforce; however, recent stability in the marketplace has helped ease this situation. We may also continue to experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”
Results of Operations
As noted previously, the financial results for the year ended December 31, 2009 include only five months of operations related to the acquired operations of Foundation due to the timing of the closing of the Merger on July 31, 2009 and therefore, the year-over-year results are not comparable. To help understand the operating results for the full year, the term “Foundation operations” refers to the results of Foundation on a stand-alone basis for the five month period from August 1, 2009 through December 31, 2009 and the term “legacy Alpha operations” refers to the results of Old Alpha on a stand-alone basis for the year ended December 31, 2009. Additionally, the calculation of Selling, general and administrative expenses for both companies are not comparable calculations to the expenses that would have been calculated as separate entities due to certain intercompany allocations of the combined company. Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations and do not include any amounts related to Gallatin or Kingwood unless specifically identified.
EBITDA from continuing operations is calculated as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income from continuing operations	$66,807	$198,599	$32,873
Interest expense	82,825	39,812	40,366
Interest income	(1,769)	(7,351)	(2,266)
Income tax expense (benefit)	(33,023)	52,242	9,965
Depreciation, depletion, and amortization	252,395	164,969	153,987
Amortization of acquired coal supply agreements, net	127,608	—	—

EBITDA from continuing operations	$494,843	$448,271	$234,925

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Summary
Total revenues increased $26.8 million, or 1% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in total revenues consisted of the addition of $716.8 million in revenues from the Foundation operations, largely offset by a decrease of $690.0 million in revenues from the legacy Alpha operations. The decrease in revenues from the legacy Alpha operations was due to a decrease in coal revenues of $614.6 million, or 29%, and a $90.2 million decrease in freight and handling revenues, which are offset by an equivalent decrease in freight and handling costs, partially offset by an increase in other revenues of $14.8 million, or 31%.
Coal revenues increased $70.3 million, or 3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in coal revenues consisted of the addition of $684.9 million in coal revenues from the Foundation operations, largely offset by a decrease in coal revenues of $614.6 million from the legacy Alpha operations. The decrease in coal revenues of $614.6 million from the legacy Alpha operations was a result of lower metallurgical coal sales volumes in addition to lower metallurgical coal sales realization per ton due to lower demand and lower contract pricing as a result of the economic recession experienced through much of 2009, partially offset by higher average steam coal sales realization per ton.
Income from continuing operations decreased $131.8 million, or 66% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to an increase in operating costs and expenses of $155.0 million and other non-operating expenses of $88.9 million, partially offset by an increase in revenues as explained above of $26.8 million and a decrease in income tax expense of $85.3 million. The increase in operating costs and expenses of $155.0 million consisted of the addition of $737.1 million in operating costs and expenses from the Foundation operations; partially offset by a decrease of $582.1 million in operating costs and expenses related to the legacy Alpha operations. The decrease in operating costs and expenses of $582.1 million related to the legacy Alpha operations was due to decreased cost of coal sales of $478.6 million; decreased freight and handling expenses of $90.1 million which are offset by an equivalent decrease in freight and handling revenue; decreased other expenses of $63.2 million and decreased depreciation, depletion and amortization expenses of $14.0 million, partially offset by increased selling, general and administrative expenses of $63.8 million. Operating costs and expenses related to the Foundation operations consisted of $467.5 million of cost of coal sales, $127.6 million of amortization of acquired coal supply agreements, $101.4 million of depreciation, depletion and amortization expenses, $34.7 million of selling, general and administrative expenses, $5.7 million of other miscellaneous expenses and $0.2 million of freight and handling expenses.

We sold 47.2 million tons of coal during the year ended December 31, 2009 compared to 26.9 million tons during the year ended December 31, 2008, an increase of 20.3 million tons, or 75%. The 47.2 million tons sold during the year ended December 31, 2009 consisted of 28.2 million tons from the Foundation operations and 19.0 million tons from the legacy Alpha operations. Total coal sales volume from the legacy Alpha operations decreased 7.9 million tons, or 29%, during the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in coal sales volume from the legacy Alpha operations consisted of a decrease in steam coal sales volume of 4.0 million tons, or 26%, and a decrease in metallurgical coal sales volume of 3.9 million tons, or 34%. The 28.2 million tons sold by the Foundation operations included 20.8 million tons of steam coal from our Western Coal Operations and 6.8 million tons of steam coal and 0.6 million tons of metallurgical coal from our Eastern Coal Operations.
The consolidated weighted average coal sales realization per ton for the year ended December 31, 2009 was $46.84 compared to $79.58 for the year ended December 31, 2008. The decrease was largely attributable to the inclusion of the Foundation operations. The weighted average coal sales realization per ton for the legacy Alpha operations was $80.35 for the year ended December 31, 2009 compared to $79.58 for the year ended December 31, 2008. The increase in average coal sales realization per ton for the legacy Alpha operations reflected higher sales prices on steam coal sales volumes, $70.22 per ton for 2009 compared to $51.80 per ton for 2008, which were mostly offset by lower sales prices on metallurgical coal sales volumes, $95.83 per ton for 2009 compared to $117.50 per ton for 2008. The weighted average coal sales realization per ton for the year ended December 31, 2009 for the Foundation operations was $24.28, which reflects a high proportion of coal sales volumes from the Western Coal Operations at an average coal sales realization per ton of $10.47. Coal sales realization per ton for eastern steam coal was $57.06 and coal sales realization per ton for eastern metallurgical coal was $125.57 for the Foundation operations for the year ended December 31, 2009.
Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales, divided by consolidated coal revenues, was 27% for the year ended December 31, 2009 compared to 24% for the year ended December 31, 2008. Coal margin percentage for the Foundation operations was 32% and coal margin percentage for the legacy Alpha operations was 25% for the year ended December 31, 2009. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $12.58 for the year ended December 31, 2009 compared to $19.05 for the year ended December 31, 2008. Coal margin per ton for the Foundation operations was $7.71 per ton and coal margin per ton for the legacy Alpha operations was $19.82 per ton for the year ended December 31, 2009.

Revenues

	Year Ended		Increase
	December 31,		(Decrease)
	2009	2008[1]	$ or Tons	%
	(in thousands, except per ton data)
Coal revenues:
Eastern steam	$1,196,121	$804,188	$391,933	49%
Western steam	217,187	—	217,187	NM
Metallurgical	797,321	1,336,179	(538,858)	(40)%
Freight and handling revenues	189,874	279,853	(89,979)	(32)%
Other revenues	95,004	48,533	46,471	96%

Total revenues	$2,495,507	$2,468,753	$26,754	1%

Tons sold:
Eastern steam	18,318	15,525	2,793	18%
Western steam	20,752	—	20,752	NM
Metallurgical	8,130	11,372	(3,242)	(29)%

Total	47,200	26,897	20,303	75%

Coal sales realization per ton:
Eastern steam	$65.30	$51.80	$13.50	26%
Western steam	$10.47	$—	$10.47	NM
Metallurgical	$98.08	$117.50	$(19.42)	(17)%
Average	$46.84	$79.58	$(32.74)	(41)%

1—	Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Coal revenues. Coal revenues increased $70.3 million, or 3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in coal revenues consisted of the addition of $684.9 million related to the Foundation operations, largely offset by a decrease of $614.6 million related to the legacy Alpha operations. The decrease of $614.6 million, or 29%, in coal revenues related to the legacy Alpha operations was due to a $615.9 million decrease in metallurgical coal revenue partially offset by a $1.3 million increase in eastern steam coal revenue. The decrease in metallurgical coal revenue related to the legacy Alpha operations was due to a decline in metallurgical coal sales volumes of 3.8 million tons and an 18% decrease in metallurgical coal sales realization per ton, reflecting lower market pricing and lower demand for metallurgical coal from steel producers due to the economic recession experienced through much of 2009 compared to 2008. Eastern steam coal revenues related to legacy Alpha operations increased $1.3 million despite a 4.0 million ton decrease in eastern steam coal sales volumes due to a 36% increase in coal sales realization per ton related to shipments on higher priced contracts that were executed in 2008. The $684.9 million in coal revenues from the Foundation operations included $390.6 million in eastern steam coal revenues, $217.2 million in western steam coal revenues and $77.1 million in metallurgical coal revenues. Our sales mix of metallurgical coal and steam coal based on volume for the year ended December 31, 2009 was 17% and 83%, respectively, compared with 42% and 58%, respectively, for the year ended December 31, 2008. The sales mix of metallurgical coal and steam coal for the legacy Alpha operations in 2009 was 40% and 60%, respectively, and 2% and 98%, respectively, for the Foundation operations. In 2009, approximately 36% of coal revenues were derived from the sale of metallurgical coal compared with 62% in 2008.
Freight and handling revenues. Freight and handling revenues were $189.9 million for the year ended December 31, 2009, a decrease of $90.0 million compared to the year ended December 31, 2008 due to lower export shipments combined with lower rates. These revenues are primarily related to the legacy Alpha operations and are offset by equivalent costs and do not contribute to our profitability.
Other revenue. Other revenue increased $46.5 million, or 96% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in other revenue consisted of the addition of $31.7 million from the Foundation operations and an increase of $14.8 million from the legacy Alpha operations. The increase of $14.8 million from the legacy Alpha operations was due to increased terminal fees; mark-to-market gains on derivative coal contracts and increased revenues related to our road construction business, partially offset by lower coal processing fees, lower parts and equipment sales from our Maxxim Rebuild business and lower royalty income. Other revenues of $31.7 million from the Foundation operations consisted of revenues related to our Dry Systems Technology and Coal Gas Recovery businesses and $18.1 million related to a coal supply agreement modification.

Costs and Expenses

	Year Ended		Increase
	December 31,		(Decrease)
	2009	2008[1]	$	%
	(in thousands, except per ton data)
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$1,616,905	$1,627,960	$(11,055)	(1)%
Gain on sale of coal reserves	—	(12,936)	12,936	NM
Freight and handling costs	189,874	279,853	(89,979)	(32)%
Other expenses	21,016	91,461	(70,445)	(77)%
Depreciation, depletion and amortization	252,395	164,969	87,426	53%
Amortization of acquired coal supply agreements, net	127,608	—	127,608	NM
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	170,414	71,923	98,491	137%

Total costs and expenses	$2,378,212	$2,223,230	$154,982	7%

Cost of coal sales per ton:
Eastern coal operations	$54.63	$60.53	$(5.90)	(10)%
Western coal operations	$8.30	$—	$8.30	NM
Average	$34.26	$60.53	$(26.27)	(43)%

1—	Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cost of coal sales. Cost of coal sales decreased $11.1 million, or 1% in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in cost of coal sales in 2009 compared to 2008 consisted of a decrease of $478.6 million from the legacy Alpha operations; largely offset by the inclusion of $467.5 million from the Foundation operations. The decrease of $478.6 million in cost of coal sales related to the legacy Alpha operations was primarily due to a decrease in purchased coal expense related to 3.4 million fewer tons purchased, lower repairs and maintenance, lower operating supplies and a decrease in other variable expenses due to lower coal production as a result of the global recession experienced during most of 2009. The weighted average total cost of coal sales per ton was $34.26 for the year ended December 31, 2009, a decrease of 43% compared to $60.53 for the year ended December 31, 2008. Cost of coal sales per ton for the legacy Alpha operations remained virtually unchanged at $60.54 despite the 7.9 million ton decrease in coal sales volumes. This is primarily due to fixed operating costs being spread over a lower amount of tons produced, which offset the reduction in variable production expenses.
The weighted average cost of coal sales per ton for the year ended December 31, 2009 for the Foundation operations was $16.57, which reflects a high proportion of coal sales volumes from the Western Coal Operations, which had an average cost of coal sales per ton of $8.30. Cost of coal sales per ton for the Eastern Coal Operations related to the Foundation operations was $39.58 for the year ended December 31, 2009.
Gain on sale of coal reserves. Gain on sale of coal reserves of $12.9 million for the year ended December 31, 2008 related to the sale of a portion of our Kentucky May underground coal reserves.
Freight and handling costs. Freight and handling costs were $189.9 million for the year ended December 31, 2009, a decrease of $90.0 million compared to the year ended December 31, 2008 due to lower export shipments combined with lower rates. These costs are primarily related to the legacy Alpha operations and are offset by equivalent revenue and do not contribute to our profitability.
Other expenses. Other expenses decreased $70.4 million, or 77% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease consisted of a $76.1 million decrease in other expenses related to the legacy Alpha operations, partially offset by the addition of $5.7 million of other expenses from the Foundation operations. The decrease in other expenses related to the legacy Alpha operations was primarily due to decreased expenses related to coal contract buy-out transactions and net mark-to-market gains on derivative swap contracts recorded during the year ended December 31, 2009 compared to net mark-to-market losses recorded during the year ended December 31, 2008. Other expenses of $5.7 million related to the Foundation operations consisted of mark-to-market gains on our derivative swap agreements and expenses for our Dry Systems Technology and Coal Gas Recovery businesses.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $87.4 million, or 53% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase consisted of $101.4 million of depreciation, depletion and amortization expense from the Foundation operations, partially offset by a $14.0 million decrease in depreciation, depletion and amortization expense from the legacy Alpha operations. The decrease of $14.0 million from the legacy Alpha operations was due to decreased depletion expense due to lower tons produced, partially offset by a decreased credit to amortization expense related to the amortization of miscellaneous intangibles. Depreciation, depletion, and amortization of $101.4 million related to the Foundation operations consisted of $61.5 million of depreciation amortization of property, equipment and mine development costs and $39.9 million of depletion expense.
Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $127.6 million for the year ended December 31, 2009. Amortization of acquired coal supply agreements, net for future periods is expected to be $255.2 million in 2010, $91.1 million in 2011, $31.7 million in 2012 and a credit to expense of ($1.7 million) in 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $98.5 million, or 137% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in selling, general and administrative expenses consisted of $34.7 million in expenses from the Foundation operations and an increase of $63.8 million related to the legacy Alpha operations. The increase of $63.8 million related to the legacy Alpha operations was due to legal and professional fees of $43.1 million primarily related to transaction, consulting and integration costs related to the Merger, increased employee compensation of $18.3 million, including a $15.7 million increase in non-cash stock-based compensation and $2.4 million of other miscellaneous expenses. Consolidated selling, general and administrative expenses for 2009 included approximately $59.0 million of expenses related to the Merger.
Interest expense. Interest expense increased $43.0 million, or 108% during the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in interest expense consisted of the addition of $21.4 million from the Foundation operations and an increase of $21.6 million from the legacy Alpha operations. The increase of $21.6 million from the legacy Alpha operations was primarily due to $24.2 million of interest expense related to the reclassification of unrealized losses into interest expense from accumulated other comprehensive income (loss) and subsequent changes in fair value related to an interest rate swap that was de-designated as a cash flow hedge as a result of paying off a term loan related to the legacy Alpha operations shortly after the Merger. Interest expense related to the Foundation operations consisted of interest expense from the outstanding term loan due 2011, the outstanding 7.25% notes due 2014 and accretion of debt discount.
Interest income. Interest income decreased by $5.6 million, or 76% for the year ended December 31, 2009 compared to the twelve months ended December 31, 2008 primarily due to lower interest rates realized on our invested cash as well as a lower average cash balance for the comparable period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt was $5.6 million for the year ended December 31, 2009 and was related to the write-off of unamortized deferred debt issuance costs for a term loan related to the legacy Alpha operations that was paid off shortly after the Merger. Loss on early extinguishment of debt was $14.7 million for the year ended December 31, 2008 and consisted of $10.7 million in tender offer consideration payment for the repurchase of Old Alpha’s $175.0 million 10% senior notes and the write-off of the related unamortized deferred debt issuance costs of $4.0 million.
Net gain on termination of Cliffs’ merger. Net gain on termination of Cliffs’ merger was $56.3 million for the year ended December 31, 2008 and consisted of a $70.0 million fee Old Alpha received from Cliffs upon termination of the planned merger less $13.7 million in transaction costs, including fees paid for financial, legal and other professional fees.
Miscellaneous income (expense), net. Miscellaneous income (expense), net was $3.2 million for the year ended December 31, 2009 and ($3.8 million) for the year ended December 31, 2008. Miscellaneous expense in 2008 was primarily related to the impairment charge of $4.5 million related to Old Alpha’s equity investment in the Excelven joint venture in Venezuela.
Income tax expense (benefit). Income tax benefit from continuing operations for the year ended December 31, 2009 was $33.0 million as compared to income tax expense of $52.2 million for the year ended December 31, 2008. The income tax benefit for 2009 was due primarily to the tax benefits associated with percentage depletion and the reversal of $22.2 million of valuation allowance that was triggered by our movement from a net deferred tax asset position to a net deferred tax liability position on our consolidated balance sheet as a result of the Merger, partially offset by non-deductible transaction costs and the impact from the interest rate swap.

Our effective tax rate of 20.8% for 2008 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.
The effective tax rate for 2009 was lower than the effective tax rate for 2008 mainly due to the benefits of the valuation allowance reversal and percentage depletion being larger in relation to pre-tax income. As a result of the Merger, a significant amount of the book depreciation, depletion and amortization expense does not impact the percentage depletion calculation. Due to being in a net liability position, no valuation allowances were established against the minimum tax credit carryforwards and the federal net operating loss, much of which is created from the percentage depletion deduction.
Discontinued operations. Loss from discontinued operations for the year ended December 31, 2009 was $8.8 million, net of tax, compared to a loss from discontinued operations of $32.9 million, net of tax, for the year ended December 31, 2008. The loss from discontinued operations of $8.8 million in 2009 was primarily related to expenses incurred for Kingwood. The $32.9 million loss in 2008 consists of losses from Kingwood of $37.1 million and income from Gallatin of $4.2 million. The $37.1 million loss from Kingwood consists of loss from operations of $49.8 million including $30.2 million in mine closure and asset impairment charges, partially offset by an income tax benefit of $12.7 million. The $4.2 million of income from Gallatin consists of a gain on the sale of Gallatin of $13.6 million, offset by losses from the operation of Gallatin of $7.8 million, net of non-controlling interest and income tax expense of $1.6 million.
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

	Year Ended
	December 31,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(In thousands, except per ton data)

Western Coal Operations
Steam tons sold	20,752	—	20,752	NM
Steam coal sales realization per ton	$10.47	$—	$10.47	NM
Total revenues	$218,613	$—	$218,613	NM
EBITDA from continuing operations	$39,278	$—	$39,278	NM

Eastern Coal Operations
Steam tons sold	18,318	15,525	2,793	18%
Metallurgical tons sold	8,130	11,372	(3,242)	(29)%
Steam coal sales realization per ton	$65.30	$51.80	$13.50	26%
Metallurgical coal sales realization per ton	$98.08	$117.50	$(19.42)	(17)%
Total revenues	$2,249,027	$2,454,702	$(205,675)	(8)%
EBITDA from continuing operations	$524,042	$421,572	$102,470	24%
Western Coal Operations — Our Western Coal Operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations for our Western Coal Operations was $39.3 million for the year ended December 31, 2009, which included $217.2 million in coal revenues and $172.2 million in cost of coal sales. Coal sales realization per ton was $10.47 and coal sales volumes were 20.8 million tons. Coal revenues and tons shipped from the Western Coal Operations have been generally affected in 2009 by weak demand in the marketplace and transportation delays in the region.

Eastern Coal Operations — Our Eastern Coal Operations are located in Pennsylvania, West Virginia, Virginia and Kentucky and produce steam coal that is sold primarily to electric utilities and industrial customers. Our Eastern Coal Operations also produces metallurgical coal that is sold primarily to steel producers. Steam coal sales volumes from our Eastern Coal Operations increased 2.8 million tons, or 18%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in steam coal sales volumes consisted of 6.8 million tons from the Foundation operations, partially offset by a decrease of 4.0 million tons from the legacy Alpha operations. The 4.0 million decrease in steam coal sales volumes from the legacy Alpha operations is primarily due to lower brokered coal activity and lower production due to the economic recession experienced during 2009 and to a lesser extent, severe weather conditions experienced in the fourth quarter of 2009. The Foundation operations shipped 6.8 million tons of steam coal for the year ended December 31, 2009, which included 5.4 million tons from our Pennsylvania Services business unit and 1.4 million tons from the Foundation mines included in our Northern West Virginia business unit.
Steam coal sales realization per ton at our Eastern Coal Operations increased $13.50, or 26%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily due to an increase in steam coal sales realization per ton for the legacy Alpha operations, partially offset by lower relative steam coal sales realization per ton from the Foundation operations. Steam coal sales realization per ton for the legacy Alpha operations was $70.22, an increase of $18.42 per ton, or 36%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was due to shipments on higher priced contracts that were executed primarily during a period in 2008 when market prices for steam coal were more favorable as compared to the pricing in the contracts included in the 2008 coal sales volumes. The average coal sales realization per ton for the Foundation operations was $57.06 per ton, which included coal sales realization per ton of $53.24 from our Pennsylvania Services business unit and $72.17 from the Foundation mines included in our Northern West Virginia business unit.
Metallurgical coal sales volumes from our Eastern Coal Operations decreased 3.2 million tons, or 29%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in metallurgical coal sales volumes consisted of a decrease of 3.8 million tons from the legacy Alpha operations, partially offset by 0.6 million tons shipped from the Foundation operations. The 3.8 million decrease in metallurgical coal sales volumes from the legacy Alpha operations is due primarily to lower demand for coking coal from steel producers due to the economic recession experienced during 2009. The Foundation operations shipped 0.6 million tons for the year ended December 31, 2009, all of which was shipped from Foundation mines included in our Northern West Virginia business unit.
Metallurgical coal sales realization per ton at our Eastern Coal Operations decreased $19.42, or 17%, for the year ending December 31, 2009 compared to the year ending December 31, 2008. The decrease was due to a decrease in coal sales realization per ton for the legacy Alpha operations, partially offset by higher relative coal sales realization per ton from the Foundation operations. Coal sales realization per ton for the legacy Alpha operations was $95.83, a decrease of $21.67 per ton, or 18%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was due to lower market prices realized on coal sales volumes as a result of reduced demand for coking coal from steel producers experienced for the year ending December 31, 2009 compared to the year ending December 31, 2008. The average coal sales realization per ton for the Foundation operations was $125.57 per ton.
EBITDA from continuing operations for our Eastern Coal Operations increased $102.5 million, or 24% compared to the prior year period. The increase was primarily due to lower total costs and expenses of $306.0 million and higher miscellaneous income of $2.2 million, which were partially offset by lower total revenues of $205.7 million. The decrease in total costs and expenses was largely attributable to a $189.1 million decrease in cost of coal sales related to lower purchased coal volumes and lower variable production costs; a decrease in other expenses of $70.5 million primarily related to net mark-to-market gains on derivative swap contracts and lower expenses associated with coal contract settlements; decreased freight and handling costs that are offset by a corresponding decrease in freight and handling revenues of $90.0 million; higher Selling, general and administrative expenses of $28.1 million and lower gains on asset sales of $15.0 million.
The decrease in total revenues of $205.7 million was the result of lower metallurgical coal sales revenues of $538.9 million that were partially offset by higher steam coal sales revenues of $391.9 million. The decrease in metallurgical coal sales revenues consisted of a decrease of $615.9 million related to the legacy Alpha operations as a result of the factors described above; which was partially offset by the addition of $77.0 million of metallurgical coal sales revenue from the Foundation operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Summary
For the year ended December 31, 2008, Old Alpha recorded total revenues from continuing operations of $2,468.8 million compared to $1,806.2 million for the year ended December 31, 2007, an increase of $662.6 million. Net income attributable to Alpha Natural Resources, Inc. increased from $27.7 million in 2007 to $165.7 million in 2008 and income from continuing operations increased $165.7 million from $32.9 million to $198.6 million. Coal margin, which we define as coal revenues less cost of coal sales, divided by coal revenues, increased from 17.6% in 2007 to 23.9% in 2008.
Revenues

	Years Ended		Increase
	December 31,		(Decrease)
	2008(1)	2007(1)	$ or Tons	%
	(in thousands, except per ton data)

Revenues:
Coal revenues:
Eastern steam	$804,188	$799,608	$4,580	1%
Metallurgical	1,336,179	759,057	577,122	76%
Freight and handling revenues	279,853	205,086	74,767	36%
Other revenues	48,533	42,403	6,130	14%

Total revenues	$2,468,753	$1,806,154	$662,599	37%

Tons sold:
Eastern steam	15,525	16,455	(930)	(6)%
Metallurgical	11,372	10,457	915	9%

Total	26,897	26,912	(15)	—

Coal sales realization per ton:
Eastern steam	$51.80	$48.59	$3.21	7%
Metallurgical	$117.50	$72.59	$44.91	62%
Average	$79.58	$57.92	$21.66	37%

1—	Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Coal revenues. Coal revenues increased for the year ended December 31, 2008 by $581.7 million or 37%, to $2,140.4 million, as compared to the year ended December 31, 2007. This increase was due primarily to a $21.66 increase in the average sales price per ton. Tons sold were 26.9 million tons in 2008 and 2007. Met coal realization per ton increased by 62% from $72.59 per ton to $117.50 per ton, and steam coal realization per ton increased by 7% from $48.59 per ton to $51.80 per ton. Included in steam coal revenues for 2008 is a charge of $12.3 million related to a settlement of a liability incurred under the default provisions of a coal contract, which reduced steam coal realization per ton by $0.79. The increase in met coal realizations during 2008 was mainly attributable to strong global demand for hard coking coals coupled with supplier production and logistics issues in Eastern Europe and Australia. During the fourth quarter of 2008, global demand for coal significantly declined due to the global economic slowdown. Old Alpha’s sales mix of met coal and steam coal based on volume in 2008 was 42% and 58%, respectively, compared with 39% and 61%, respectively, in 2007. In 2008, approximately 62% of coal revenues were derived from the sale of metallurgical coal compared with only 49% in 2007.
Freight and handling revenues. Freight and handling revenues increased to $279.9 million for the year ended December 31, 2008, an increase of $74.8 million compared to the year ended December 31, 2007 due to an increase in freight costs, arising primarily from vessel freight and fuel surcharges. These revenues are offset by equivalent costs and do not contribute to Old Alpha’s profitability.

Other revenues. Other revenues increased for the year ended December 31, 2008 by $6.1 million, or 14%, to $48.5 million, as compared to the same period for 2007. The increase in other revenues related to increased revenues from the largest ongoing road construction project from our road construction business of $12.9 million, higher terminal fees earned of $3.9 million due to higher volumes; increased revenues from Maxxim Rebuild of $3.7 million due to higher equipment sales and a $1.2 million increase in royalties, partially offset by mark-to-market losses of $15.6 million.
Costs and expenses

	Years Ended		Increase
	December 31,		(Decrease)
	2008(1)	2007(1)	$	%
	(in thousands, except per ton data)
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$1,627,960	$1,284,840	$343,120	27%
Gain on sale of coal reserves	(12,936)	—	(12,936)	NM
Freight and handling costs	279,853	205,086	74,767	36%
Other expenses	91,461	22,725	68,736	302%
Depreciation, depletion and amortization	164,969	153,987	10,982	7%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	71,923	58,485	13,438	23%

Total costs and expenses	$2,223,230	$1,725,123	$498,107	29%

Cost of coal sales per ton:
Eastern coal operations	$60.53	$47.74	$12.79	27%
Average	$60.53	$47.74	$12.79	27%

1-	Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Cost of coal sales. Cost of coal sales increased by $343.1 million, ($12.79 per ton), from $1,284.8 million, ($47.74 per ton) for the year ended December 31, 2007 to $1,628.0 million, ($60.53 per ton), for the year ended December 31, 2008. Cost of coal sales per ton for produced and processed coal was $57.28 per ton in 2008 as compared to $47.20 per ton in 2007. This increase is attributable mainly to increases in the price of coal purchases at the plants, diesel fuel, labor and benefits, supplies and maintenance and royalties and severance taxes. The cost of coal sales per ton of purchased coal was $75.13 per ton in 2008 and $50.74 per ton in 2007. This increase in costs is mainly due to market conditions, which exerted upward pricing pressures due to a decrease in market supply and an increase in market demand for coal, both domestically and internationally. Approximately 65% of purchased coal sold during 2008 was blended with produced and processed coal prior to resale.
Gain on sale of coal reserves. Gain on sale of coal reserves of $12.9 million relates to the sale of a portion of the Kentucky May underground coal reserves.
Freight and handling costs. Freight and handling costs increased $74.8 million to $279.9 million during 2008 as compared to 2007 due to an increase in export tons and freight costs, arising primarily from vessel freight and fuel surcharges. These costs were offset by an equivalent amount of freight and handling revenue.
Other Expenses. Other expenses increased $68.7 million, or 302%, to $91.5 million for the year ended December 31, 2008 as compared to 2007 primarily due to mark-to-market losses in 2008 on derivative swap contracts and contract buy-out expenses of $50.4 million and increases in costs from coal processing and terminal operations, road construction operations, and Maxxim Rebuild of $7.5 million, $6.8 million, and $4.0 million, respectively.
Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $11.0 million, or 7%, to $165.0 million for the year ended December 31, 2008 as compared to 2007. Depreciation, depletion and amortization attributable to the Eastern Coal Operations segment were $157.1 million in 2008 and $146.7 million in 2007. Depreciation, depletion and amortization per ton sold for produced and processed coal from the Eastern Coal Operations segment continuing operations increased from $6.44 per ton for the year ended December 31, 2007 to $7.13 per ton in the same period of 2008. The increase was mainly due to acquisitions, an increased depletion expense due to higher production at Old Alpha’s mines which also had an increase in depletion rate per ton due to a change in estimated recoverable coal reserves in the third quarter of 2007, and an increase due to capital additions.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) increased $13.4 million, or 23%, to $71.9 million for the year ended December 31, 2008 compared to 2007 primarily due to increases in stock-based compensation expense of $2.6 million, incentive compensation of $4.8 million, wages and benefits of $3.6 million and travel and entertainment of $0.6 million. SG&A expenses as a percentage of total revenues decreased from 3.2% in 2007 to 2.9% in 2008.
Interest expense. Interest expense for 2008 was $39.8 million, slightly down from interest expense of $40.4 million in 2007. Included in interest expense for 2008 is $7.6 million of accretion of the discount on convertible debt incurred in connection with the issuance of Old Alpha’s $287.5 million aggregate principal amount of convertible notes, which was offset by the reduction in interest rates on the debt as a result of the repayment of the $175.0 million outstanding principal amount of Old Alpha’s 10% senior notes due 2012.
Interest income. Interest income increased by $5.1 million for the year ended December 31, 2008 compared to 2007. The increase is mainly due to a significant increase in invested cash from the concurrent public offerings of $287.5 million aggregate principal amount of the convertible notes and $172.5 million common stock, as well as cash generated from operations.
Loss on early extinguishment of debt. Loss on early extinguishment of debt of $14.7 million consists of $10.7 million in tender offer consideration payment for the repurchase of Old Alpha’s $175.0 million 10% senior notes and the write-off of the unamortized deferred debt issuance costs of $4.0 million.
Net gain on termination of Cliffs’ merger. Net gain on termination of Cliffs’ merger of $56.3 million consists of the $70.0 million fee Old Alpha received from Cliffs upon termination of the planned merger less $13.7 million in transaction costs, including financial, legal and other professional fees.
Miscellaneous expense, net. Miscellaneous expense, net of $3.8 million in 2008 is primarily related to the impairment charge of $4.5 million related to Old Alpha’s equity investment in the Excelven joint venture in Venezuela.
Income tax expense (benefit). Income tax expense from continuing operations for the year ended December 31, 2008 was $52.2 million as compared to income tax expense of $10.0 million for the year ended December 31, 2007. The effective tax rates from continuing operations for the year ended December 31, 2008 and 2007 were 20.8% and 23.3%, respectively. The effective tax rate for 2008 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by state income taxes, and the change in the valuation allowance.
The effective tax rate for 2007 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes, change in the valuation allowance, and stock-based compensation charges which are not deductible for tax purposes.
The effective tax rate for 2008 was lower than the effective tax rate for 2007 mainly due to a benefit from utilization of tax basis on assets sold, utilization of other deferred tax assets, and an increase in the manufacturing deduction, offset in part by a smaller benefit from the percentage depletion deduction.
In the second quarter of 2008, Old Alpha recognized a benefit for a portion of the valuation allowance that existed at the beginning of the year, based on positive evidence regarding the ability to realize the deferred tax assets in the future. In the fourth quarter of 2008, due to significant changes in the economic landscape and projections of the Alternative Minimum Tax liability, Old Alpha reestablished the previous valuation allowance on deferred tax assets.
Discontinued operations. Loss from discontinued operations attributable to Alpha Natural Resources, Inc. for the year ended December 31, 2008 was $32.9 million as compared to a loss from discontinued operations of $5.1 million for the year ended December 31, 2007. Mine closure/asset impairment charges of $30.2 million relating to the permanent closure of the Whitetail Kittanning Mine were recorded in 2008.
The $32.9 million loss in 2008 consists of losses from Kingwood of $37.1 million and income from Gallatin of $4.2 million. The $37.1 million loss from Kingwood consists of loss from operations of $49.8 million, partially offset by an income tax benefit of $12.7 million, compared to a loss from Kingwood of $2.9 million in 2007. The $4.2 million of income from Gallatin consists of a gain on the sale of Old Alpha’s interest in Gallatin of $13.6 million, offset by losses from the operation of Gallatin of $7.8 million, net of non-controlling interest, and income tax expense of $1.6 million, compared to a loss from Gallatin of $2.2 million in 2007.
Segment Analysis
None of Old Alpha’s operations in the years ended December 31, 2008 or 2007, were attributable to the Western Coal Operations segment, which was added as a result of the inclusion of Foundation operations subsequent to the Merger.

	Year Ended
	December 31,		Increase (Decrease)
	2008	2007	Tons/$	Percent
	(In thousands, except per ton data)
Eastern Coal Operations
Steam tons sold	15,525	16,455	(930)	(6)%
Metallurgical tons sold	11,372	10,457	915	9%
Steam coal sales realization per ton	$51.80	$48.59	$3.21	7%
Metallurgical coal sales realization per ton	$117.50	$72.59	$44.91	62%
Total revenues	$2,454,702	$1,799,798	$654,904	36%
EBITDA	$421,572	$239,440	$182,132	76%
Eastern Coal Operations - EBITDA from continuing operations increased $182.1 million, or 76% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in EBITDA from continuing operations was the result of increased revenues $654.9 million and a gain of $12.9 million gain on sale of coal reserves in 2008, partially offset by increases in costs of coal sales of $343.4 million; freight and handling costs of $74.8 million; other expenses $61.6 million and increased selling, general and administrative expenses of $5.9 million. The increase in revenues was primarily attributable to increased metallurgical coal sales volumes, which increased 0.9 million tons, or 9%, and higher metallurgical coal sales realization per ton, which increased $44.91, or 62% for the year ended December 31, 2008 compared to the prior year, mainly attributable to strong global demand for hard coking coals coupled with supplier production and logistics issues in Eastern Europe and Australia.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our annual capital expenditures, our income taxes, and our debt service and reclamation obligations. Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility (see “—Credit Agreement and Long-Term Debt”), note issuances, sales of our common stock; and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.
We believe that cash on hand, cash generated from our operations and borrowings available under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements and reclamation obligations for at least the next twelve months.
At December 31, 2009, we had available liquidity of $1,121.3 million, including cash and cash equivalents of $465.9 million, marketable securities of $119.0 million and $536.4 million of unused revolving credit facility commitments available under the Alpha Credit Facility (after giving effect to $113.6 million of letters of credit outstanding as of December 31, 2009), subject to limitations described in that agreement. Our total long-term debt, including discount, was $790.3 million at December 31, 2009, see “—Credit Agreement and Long-Term Debt.”
We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. As of December 31, 2009, our annual measurement date, our salaried and hourly pension plans were underfunded by $86.5 million. The recent economic environment and continued uncertainty in the equity markets have caused investment income and the value of investment assets held in our pension trust to decline. These investment assets have not yet fully recovered from the loss in value experienced in the fourth fiscal quarter of 2008. As a result, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.
In 2010 we expect to contribute approximately $30.0 million to our defined benefit retirement plans and pay approximately $29.5 million of retiree health care benefits, gross of Medicare Part D subsidies.

In connection with the Merger, we assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. The first two installments were paid in 2009 and 2008 by Foundation. The three remaining annual installments of $36.1 million each are due on May 1, the anniversary date of the lease.
With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks to the Company. Such risks include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. Although the majority of the financial institutions in our bank credit facility appear to be strong, there are no assurances of their continued existence. However, we have no current indication that any such uncertainties would impact our current credit facility. The credit worthiness of our customers is constantly monitored by us. We believe that our current group of customers are sound and represent no abnormal business risk.
Accounts Receivable Securitization
On March 25, 2009, Old Alpha and certain subsidiaries became parties to an $85.0 million accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by Old Alpha. The sole purpose of the SPE is to purchase trade receivables generated by certain of our operating and sales subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85.0 million of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for our ultimate benefit.
The SPE is consolidated into our financial statements, and therefore the purchase and sale of trade receivables by the SPE from our operating and sales receivables has no impact on our consolidated financial statements. The assets of the SPE, however, are not available to the creditors of us or any other subsidiary. The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility. Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility and varies over time. Unless extended by the parties, the receivables purchase agreement supporting the borrowings under the A/R Facility expires on December 9, 2015, or earlier upon the occurrence of certain events customary for facilities of this type, including the failure for any reason by liquidity providers to the A/R Facility’s financial institutions to renew their commitments not less often than annually.
On December 9, 2009, the receivables purchase agreement was amended to increase the A/R Facility from $85.0 million to $150.0 million.
As of December 31, 2009, letters of credit in the amount $143.5 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place. If outstanding letters of credit exceed borrowing capacity, we are required to provide additional collateral in the form of restricted cash to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. We do not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

Cash Flows
Cash and cash equivalents decreased by $210.3 million for the year ended December 31, 2009, and increased $621.8 million for the year ended December 31, 2008. The net change in cash and cash equivalents was attributable to the following:

	Year Ended December 31,
Cash Flows (in thousands)	2009	2008	2007
Net cash provided by operating activities	$356,220	$458,043	$225,741
Net cash used in investing activities	(281,810)	(77,625)	(165,203)
Net cash (used in) provided by financing activities	(284,731)	241,407	(39,429)

Net change in cash and cash equivalents	$(210,321)	$621,825	$21,109

Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility (see “—Credit Agreement and Long-Term Debt”), sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, sales of non-core assets and miscellaneous revenues.
Our primary uses of cash have been our cash production costs, capital expenditures, interest costs, cash payments for employee benefit obligations such as retiree health care benefits, cash payments related to our reclamation obligations and support of working capital requirements such as coal inventories and trade accounts payable. Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.
Net cash provided by operating activities, including discontinued operations, during 2009 was $356.2 million, a decrease of $101.8 million from the $458.0 million of net cash provided by operations during 2008. This decrease was driven by a decrease in our net income, mainly attributable to increased selling, general and administrative expenses for consulting and professional services fees, integration-related expenses and severance and relocation-related costs associated with the Merger with Foundation. An increase in interest expense of $43.0 million in 2009 as compared to 2008 was primarily related to payments on our term loan and revolving line of credit, the de-designation of the interest rate swap as a cash flow hedge, and amortization of convertible debt. The increase in non-cash charges and credits of $160.9 million was mainly driven by a $127.6 million increase in amortization of acquired coal supply agreements, net, and an $81.2 million increase in depreciation, depletion and amortization, which was partially offset by the fair value of derivative instruments, mine closure charges and deferred income taxes. The decrease in operating assets and liabilities in 2009 as compared to 2008 primarily related to the $38.6 million increase in prepaid expenses and other current assets, the decrease in trade accounts payable of $41.1 million, pension and postretirement medical benefit obligations of $37.4 million, and accrued expenses and other current liabilities of $36.2 million. Net cash provided by (used in) operating activities from our discontinued operations during 2009 and 2008 was $1.6 million and ($10.8) million, respectively.
Net cash used in investing activities, including discontinued operations, during 2009 was $281.8 million, an increase of $204.2 million from the $77.6 million of net cash used in investing activities during 2008. The increase in 2009 was primarily due to the purchases of marketable securities of $119.4 million, an increase in capital expenditures of $49.3 million, and the absence of proceeds in 2009 that occurred in 2008 from the sale of Gallatin. The increase in net cash used in investing activities was partially offset by the $23.5 million of cash acquired from the Merger with Foundation. Cash provided by (used in) investing activities from our discontinued operations during 2009 and 2008 was $0.3 million and ($13.4 million), respectively, which was primarily derived from proceeds of the disposition of property, plant and equipment in 2009 and the outlay for capital expenditures in 2008.
Net cash used in financing activities, including discontinued operations, during 2009 was $284.7 million, compared to $241.4 million of net cash provided by financing activities in 2008. This decrease was primarily due to the concurrent offerings in April 2008 of our common stock and the convertible notes, offset by principal payments on our long-term debt and principal repayments of our note payable. In 2009, shortly after the Merger, we voluntarily repaid our term loan in the amount of $233.1 million.
Net cash provided by operating activities, including discontinued operations, during 2008 was $458.0 million, an increase of $232.3 million from $225.7 million of net cash provided by operations during 2007. This increase was driven by an increase in our net income attributable to Alpha Natural Resources, Inc. of $138.0 million, an increase in the change from 2007 to 2008 in non-cash charges and credits included in net income in the amount of $90.6 million and an increase in cash provided from changes in operating assets and liabilities of $3.7 million. The increase in our net income was mainly due to an increase in our coal margin per ton of $7.63 and a $56.3 million, pre-tax, merger termination fee received from Cliffs Natural Resources. The increase in non-cash charges and credits was mainly driven by a $56.2 million increase in the change in the fair value of derivative instruments from 2007 to 2008, and $34.7 million related to mine closure and asset impairment charges included in discontinued operations. Net cash used in operating activities from our discontinued operations during 2008 and 2007 was $10.8 million and $1.4 million, respectively, which is included within net cash provided by operating activities in the consolidated statements of cash flows.

In connection with the termination of the proposed merger with Cliffs in November 2008, Cliffs paid Old Alpha a fee of $70.0 million. Net of fees paid to our financial advisor, legal and other professional fees and expenses, the gain recognized on the termination fee of the Cliffs proposed merger was approximately $56.3 million. This is included in our cash provided by operating activities on our consolidated statements of cash flows for the year ended December 31, 2008. We have not received any similar fees in recent prior years and do not anticipate receiving similar fees in the future.
Net cash used in investing activities, including discontinued operations, during 2008 was $77.6 million, a decrease of $87.6 million from the $165.2 million of net cash used in investing activities during 2007. The decrease was primarily due to proceeds from the sale of Gallatin in the amount of $45.0 million and a $10.5 million increase in proceeds from the disposal of property, plant, equipment and investments over the prior year, primarily resulting from the Kentucky May sale, partially offset by an increase in capital expenditures of $11.4 million and a decrease in cash used to acquire Mingo Logan in 2007 of $43.9 million. Cash used in investing activities from our discontinued operations during 2008 and 2007 was $13.4 million and $30.5 million, respectively, which was primarily used for capital expenditures.
Net cash provided by financing activities, including discontinued operations, during 2008 was $241.4 million, an increase of $280.8 million from the $39.4 million of net cash used in financing activities during 2007. The increase was primarily due to the concurrent offerings of our common stock and our convertible notes, which generated net proceeds of $443.3 million after commissions and expenses, of which a portion was used to repurchase the $175.0 million aggregate principal amount of 10% senior notes due 2012. Net cash (used in) provided by financing activities from our discontinued operations during the year ended December 31, 2008 and 2007 were ($2.1) million, which includes the $17.5 million for the repayment of our Gallatin loan facility, and $40.1 million, respectively.
Credit Agreement and Long-term Debt
As of December 31, 2009, our total long-term indebtedness consisted of the following (in thousands):

December 31,
2009

Term loan due 2011	$284,750
7.25% senior notes due 2014	298,285
2.375% convertible senior note due 2015	287,500
Debt discount	(80,282)

Total long-term debt	790,253
Less current portion	33,500

Long-term debt, net of current portion	$756,753

Old Alpha Credit Agreement
On July 31, 2009, in conjunction with the Merger, Old Alpha terminated its existing senior secured credit facilities (the “Old Alpha Credit Agreement”), which consisted of a $250.0 million term loan facility, of which $233.1 million was outstanding at July 31, 2009 (and due in 2012), and a $375.0 million revolving credit facility. On July 31, 2009, we repaid the outstanding balance under the term loan and recorded a $5.6 million loss on early extinguishment of debt to write off the remaining balance of deferred loan costs.
Alpha Credit Facility
Prior to the Merger, Foundation had a credit facility (the “Foundation Credit Facility”), consisting of a $500.0 million secured revolving credit line and a $335.0 million secured term loan. Repayment of outstanding indebtedness owed under the Foundation Credit Facility includes quarterly amortization of the term loan, which began in the third quarter of 2007, with both the term loan and revolving credit line maturing July 7, 2011.

In connection with the Merger, the Foundation Credit Facility was amended to add Alpha, Old Alpha and substantially all of its subsidiaries as guarantors (“Alpha Credit Facility”). This amendment also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios. Following the Merger and upon the amendment becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of the “accordion” feature of the Alpha Credit Facility, pursuant to which we may request the lenders to provide incremental credit facilities under the Alpha Credit Facility, was increased from $100.0 million to $200.0 million, of which $150.0 million was utilized to increase the revolving credit line to $650.0 million. As of December 31, 2009, our term loan due 2011 under the Alpha Credit Facility had an outstanding balance of $282.7 million, net of debt discount of $2.0 million. The current portion of the term loan due in the next twelve months was $33.5 million
The Alpha Credit Facility places certain restrictions on us. See “—Analysis of Material Debt Covenants.”
2.375% Convertible Senior Notes Due June 2015
Old Alpha issued its 2.375% convertible senior notes due 2015 with an aggregate principal amount of $287.5 million (the “Convertible Notes”) under an indenture dated as of April 7, 2008, as supplemented. Following completion of the Merger, we assumed Old Alpha’s obligations in respect of the Convertible Notes by executing a supplemental indenture, dated as of July 31, 2009, among Old Alpha, as issuer, Alpha, as successor issuer, and Union Bank of California (“UBOC”), as trustee. As of December 31, 2009, we had $287.5 million aggregate principal amount of Convertible Notes outstanding.
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
The indenture governing the Convertible Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to Alpha, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and immediately payable.
As a result of the Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Merger, which was July 31, 2009. However, no notes were converted during the conversion period. The Convertible Notes were not convertible as of December 31, 2009 and as a result have been classified as long-term debt.
7.25% Senior Notes Due August 1, 2014
In connection with the Merger, we assumed $298.3 million aggregate principal amount of 7.25% senior notes guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of the issuer, Foundation PA Coal Company, LLC (“Foundation PA”), and certain of its subsidiaries. The notes pay interest semi-annually and are redeemable at the Company’s option, at a redemption price equal to 103.625%, 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2009, 2010, 2011 and 2012, respectively, plus accrued interest. The notes mature on August 1, 2014 (the “2014 Notes”). As a result of the Merger, Foundation PA and FCC became our subsidiaries.
On July 31, 2009, in connection with the Merger, Alpha and certain of its subsidiaries executed a supplemental indenture pursuant to which we assumed the obligations of FCC in respect of the 2014 Notes and, along with such subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into Alpha. As of December 31, 2009, the outstanding balance of the 2014 Notes was $297.0 million, which is net of the debt discount of $1.3 million.
The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

Analysis of Material Debt Covenants
We were in compliance with all covenants under the Alpha Credit Facility and the indenture governing the 2014 Notes as of December 31, 2009. A breach of the covenants in the Alpha Credit Facility or the 2014 Notes, including the financial covenants under the Alpha Credit Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Alpha Credit Facility or the 2014 Notes and the respective lenders and noteholders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Alpha Credit Facility or the 2014 Notes would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Alpha Credit Facility and the 2014 Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.
Covenants and required levels set forth in the Alpha Credit Facility are:

	Actual	Required
	Covenant Levels;	Covenant Levels;
	Period Ended	January 1, 2009
	December 31, 2009	and Thereafter

Minimum adjusted EBITDA to cash interest ratio	12.7x	2.5x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	0.6x	3.5x
Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Alpha Credit Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired coal supply agreements and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.
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

The Alpha Credit Facility requires us to use pro forma results for the calculation of adjusted EBITDA representative of a four quarter rolling total. The pro forma four quarter rolling EBITDA total is comprised of the historical results of Old Alpha, adjusted for the pro forma EBITDA results of Foundation calculated in accordance with the Alpha Credit Facility for the quarters ended March 31, 2009 and June 30, 2009, plus EBITDA of Alpha for the quarters ended September 30, 2009 and December 31, 2009. Pro forma EBITDA is then adjusted for the items described above based on the same pro forma methodology for EBITDA to derive adjusted EBITDA. The calculation of adjusted EBITDA shown below is based on our pro-forma results of operations in accordance with the Alpha Credit Facility and therefore, is different from EBITDA presented elsewhere in this Annual Report on Form 10-K.

					Twelve
					Months
	Three Months Ended				Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2009	2009	2009	2009	2009
	(in thousands)
Net income	$40,964	$15,359	$(16,265)	$17,947	$58,005
Interest expense	9,853	10,166	42,835	19,971	82,825
Interest income	(625)	(355)	(295)	(494)	(1,769)
Income tax expense (benefit)	12,033	4,583	(46,885)	(8,230)	(38,499)
Amortization of acquired coal supply agreements, net	—	—	57,983	69,625	127,608
Depreciation, depletion and amortization	40,734	36,537	78,749	97,716	253,736

EBITDA	102,959	66,290	116,122	196,535	481,906
Pro forma Foundation — EBITDA (1)	52,775	106,083	—	—	158,858

Pro forma EBITDA (1)	$155,734	$172,373	$116,122	$196,535	$640,764

Pro forma non-cash charges (1)	10,236	(9,103)	20,439	7,397	28,969
Pro forma extraordinary or non-recurring items (1)	—	445	34,953	4,827	40,225
Pro forma other adjustments (1)	2,348	(8,302)	2,375	2,485	(1,094)

Adjusted EBITDA	$168,318	$155,413	$173,889	$211,244	$708,864

(1)	Calculated in accordance with the New Alpha Credit Facility

Minimum adjusted EBITDA to cash interest ratio	12.7
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	0.6
Cash interest is calculated in accordance with the Alpha Credit Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended December 31, 2009 has been calculated from the results of Old Alpha, adjusted for the pro forma results of Foundation, for the quarters ended March 31, 2009 and June 30, 2009, and the results of Alpha for the quarters ended September 30, 2009 and December 31, 2009.
Cash interest for the twelve months ended December 31, 2009 is calculated as follows (in thousands):

Interest expense	$82,825
Pro forma Foundation interest expense (1)	18,196
Less interest income	(1,769)
Less pro forma Foundation interest income (1)	(165)
Less non-cash interest expense	(41,979)
Less pro forma Foundation non-cash interest expense (1)	(1,421)

Pro forma net cash interest expense (1)	$55,687

(1)	Calculated in accordance with the New Alpha Credit Facility
If certain circumstances exist where all of our $287.5 million aggregate principal amount of Convertible Notes were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations for the Convertible Notes and remain in compliance with any required covenants

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our Consolidated Balance Sheets. However, the underlying obligations that they secure, such as asset retirement obligations, self-insured workers’ compensation liabilities, royalty obligations and certain retiree medical obligations, are reflected in our Consolidated Balance Sheets.
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
In order to provide the required financial assurance, we generally use surety bonds for post-mining reclamation and bank letters of credit for self-insured workers’ compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund to which future contributions will be required. Bank letters of credit are also used to collateralize a portion of the surety bonds.
We had outstanding surety bonds with a total face amount of $507.8 million as of December 31, 2009 to secure various obligations and commitments. In addition, we had $257.1 million of letters of credit in place, of which $113.6 million was outstanding under the Alpha Credit Facility, and $143.5 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, and other miscellaneous obligations. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.
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
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2009 (in thousands):

	2010	2011-2012	2013-2014	After 2014	Total
Long-term debt (1)	$33,500	$251,250	$298,285	$287,500	$870,535
Equipment purchase commitments	51,063	—	—	—	51,063
Operating leases	5,884	6,147	2,101	1,299	15,431
Minimum royalties	17,394	33,071	22,409	64,460	137,334
Federal coal lease	36,108	72,216	—	—	108,324
Coal purchase commitments	80,876	354	—	—	81,230
Coal contract buyout	567	—	—	—	567

Total	$225,392	$363,038	$322,795	$353,259	$1,264,484

(1)	Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 7.25% on our loans, would be approximately $40.0 million in 2010, $62.3 million in 2011 to 2012, $47.9 million in 2013 to 2014, and $2.6 million after 2014.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers’ compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2010	2011-2012	2013-2014	After 2014	Total
Asset retirement obligation	$15,229	$24,888	$21,807	$319,539	$381,463
Postretirement	29,488	67,982	79,033	248,275	424,778
Pension	10,770	31,106	36,726	119,079	197,681
Workers’ compensation benefits and black lung benefits	5,920	5,712	5,381	39,070	56,083

Total	$61,407	$129,688	$142,947	$725,963	$1,060,005

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We adjust such estimates and assumptions as facts and circumstances require. Illiquid credit markets, volatile equity, foreign currency, and energy markets and declines in demand for steel products due to the current economic environment have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Derivatives Instruments and Hedging Activities. We are subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives. As a part of our risk management strategy, we enter into pay fixed, receive variable swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. Swap agreements are derivative instruments that we are required to recognize as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting requirements for derivatives are complex and judgment is required in certain areas such as cash flow hedge accounting and hedge effectiveness testing. We assess each swap agreement to determine whether or not it qualifies for special cash flow hedge accounting. In performing the assessment, we make estimates and assumptions about the timing and amounts of future cash flows related to the forecasted purchases of diesel fuel and explosives. We update our assessments at least on a quarterly basis.
Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. We determine the future cash flows necessary to satisfy our reclamation obligations on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value, or the amount at which obligations could be settled in a current transaction between willing third parties. In order to determine fair value, we must also estimate a discount rate and third-party margin. Each is discussed further below:
•	Discount Rate. Asset retirement obligations are initially recorded at fair value. We utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing.

•	Third-Party Margin. The measurement of an obligation is based upon the amount a third party would demand to assume the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.
On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2009, we had recorded asset retirement obligation liabilities of $205.6 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2009, we estimate that the aggregate undiscounted cost of final mine closures is approximately $381.5 million.

Coal Reserves. There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists and reviewed by a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:
•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.
Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. At December 31, 2009, we had 1,268.6 million tons of proven and probable coal reserves assigned to our active operations.
Postretirement Medical Benefits. We have long-term liabilities for postretirement medical benefit cost obligations. Detailed information related to these liabilities is included in Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Liabilities for postretirement benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including the discount rate and future health care cost trends, to estimate the costs and obligations for postretirement benefit costs. The discount rate used to determine the net periodic benefit cost for postretirement benefits other than pensions was 5.83% for Foundation and 6.17% for legacy Alpha for the year ended December 31, 2009. At December 31, 2009, we had total postretirement medical benefit obligations of $614.4 million.

	One-Percentage	One-Percentage
Health care cost trend rate	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$2,806	$(2,256)
Effect on a accumulated postretirement benefit obligation	$74,209	$(61,628)

	One-Half	One-Half
	Percentage Point	Percentage Point
Discount rate	Increase	Decrease
	(In thousands)

Effect on total service and interest cost components	$(688)	$717
Effect on a accumulated postretirement benefit obligation	$(36,586)	$40,855
Retirement Plans. We assumed two non-contributory defined benefit retirement plans from the Merger covering certain of our salaried and non-union hourly employees. We also have an unfunded non-qualified Supplemental Executive Retirement Plan covering certain eligible employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the defined benefit retirement plans is in accordance with the requirements of ERISA, which can be deducted for federal income tax purposes. We contributed $22.7 million to our defined benefit retirement plans for the five months ended December 31, 2009. For the five months ended December 31, 2009, we recorded pension expense of $4.7 million.

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
•	The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 57% equity/private equity, 28% fixed income, 9% other and 6% real estate mutual funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine periodic pension expense was 8% for the five months ended December 31, 2009. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.

•	The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, we use rates of return on high quality, fixed income investments. The discount rate used to determine pension expense was 5.73% for the five months ended December 31, 2009. The differences resulting from actual versus assumed discount rates are amortized into pension expense over the remaining average service life of the active plan participants. A one half percentage-point increase in the discount rate would decrease the net periodic pension cost for the five months ended December 31, 2009 by less than $0.1 million and decrease the projected benefit obligation as of December 31, 2009 by approximately $13.5 million. The corresponding effects of a one half of one percentage-point decrease in the discount rate would be less than a $0.1 million increase in the net periodic pension cost and approximately a $14.2 million increase in the projected benefit obligation.
Workers’ Compensation. Workers’ compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our operations are covered through a combination of a self-insurance program and insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs. At December 31, 2009, we had workers’ compensation obligations of $43.9 million.
Coal Workers’ Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Old Alpha subsidiaries are insured for workers’ compensation and black lung obligations by a third-party insurance provider in all locations with the exception of West Virginia, where certain Old Alpha subsidiaries are self-insured for workers’ compensation and state black lung obligations. Due to the Merger, the Company assumed the workers’ compensation and black lung obligations of the Foundation subsidiaries (the “Foundation subsidiaries”). The Foundation subsidiaries acquired in the Merger are self-insured for black lung benefits and fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. The Foundation subsidiaries are also self-insured for worker’s compensation benefits with the exception of Wyoming where the Company participates in a compulsory state-run fund.
Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. As of December 31, 2009, we had black lung obligations of $30.3 million, which are net of assets of $4.3 million that are held in a tax exempt trust fund.
Business Combinations. We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to carry back and utilize a future tax loss (if a loss were to occur), available tax planning strategies, limitations on deductibility of temporary differences, and the impact the alternative minimum tax has on utilization of deferred tax assets. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of December 31, 2009, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Federal tax attributes related to minimum tax credit carry-forwards and federal and state net operating losses offset the tax effect of the temporary differences somewhat. A valuation allowance of $10.9 million has been provided on certain state net operating losses not expected to provide future tax benefits.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We estimate the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of August 31 of each year.
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
Goodwill was $357.9 million as of December 31, 2009 and of that amount, $337.3 million was acquired on July 31, 2009 in connection with the Merger (Note 20). Due to the short period of time between the Merger and the annual impairment testing date and the absence of any impairment indicators between the date of acquisition and August 31, 2009 related to the goodwill acquired, the Company did not test the newly acquired goodwill for impairment. The Company’s annual goodwill impairment review performed on August 31, 2009 for the remaining $20.5 million supported its carrying value.
New Accounting Pronouncements Issued and Not Yet Adopted
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is applicable for annual periods beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the effect, if any, the guidance will have on its results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of February 8, 2010, we had sales commitments for approximately 97% of planned shipments for 2010. Uncommitted and unpriced tonnage was 3%, 25% and 62% for 2010, 2011 and 2012, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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
We expect to use approximately 40,051 tons of explosives in 2010. Through our derivative swap contracts, we have fixed prices for approximately 71% of our expected explosive needs 2010, respectively. If the price of natural gas were to decrease in 2010, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.
We expect to use approximately 46,504,033 gallons and 46,963,628 gallons of diesel fuel in 2010 and 2011, respectively. Through our derivative swap contracts, we have fixed prices for approximately 73% and 43% of our expected diesel fuel needs for 2010 and 2011, respectively. If the price of diesel fuel were to decrease in 2010, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.
Credit Risk
Our credit risk is primarily with electric power generators and steel producers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable against established credit limits. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.
Interest Rate Risk
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. As we continue to monitor the interest rate environment in concert with our risk mitigation objectives, consideration is being given to future interest rate risk reduction strategies.
We have exposure to changes in interest rates through our Alpha Credit Facility, which has a variable interest rate of 3.25 percentage points over the London interbank offered rate (“LIBOR”), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of December 31, 2009, our term loan due 2011 under the Alpha Credit Facility had an outstanding balance of $282.7 million, net of debt discount of $2.0 million. The current portion of the term loan due in the next twelve months was $33.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our interest expense by $0.6 million, which is partially offset by our interest rate swap.
To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. The swap initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the debt instrument was subsequently paid and the swap no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity of $17.7 million were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swap will be recorded in earnings. If interest rates were to decrease in 2010, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our Alpha Credit Facility.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:
We have audited the accompanying consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for noncontrolling interests and convertible debt instruments due to the adoption of new accounting requirements effective January 1, 2009 and retroactively adjusted all periods presented in the consolidated financial statements for these changes. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations due to the adoption of new accounting requirements effective January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. In conducting the evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of the acquired assets of Foundation Coal Holdings, Inc. (Foundation), which the Company acquired on July 31, 2009. Foundation’s total assets of $3,509 million and total revenues of $716.8 million are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting associated with the acquired assets of Foundation.
/s/ KPMG LLP
Roanoke, Virginia
March 1, 2010

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	December 31,
	2009	2008	2007

Revenues:
Coal revenues	$2,210,629	$2,140,367	$1,558,665
Freight and handling revenues	189,874	279,853	205,086
Other revenues	95,004	48,533	42,403

Total revenues	2,495,507	2,468,753	1,806,154

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,616,905	1,627,960	1,284,840
Gain on sale of coal reserves	—	(12,936)	—
Freight and handling costs	189,874	279,853	205,086
Other expenses	21,016	91,461	22,725
Depreciation, depletion and amortization	252,395	164,969	153,987
Amortization of acquired coal supply agreements, net	127,608	—	—
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	170,414	71,923	58,485

Total costs and expenses	2,378,212	2,223,230	1,725,123

Income from operations	117,295	245,523	81,031

Other income (expense):
Interest expense	(82,825)	(39,812)	(40,366)
Interest income	1,769	7,351	2,266
Loss on early extinguishment of debt	(5,641)	(14,702)	—
Gain on termination of Cliffs’ merger, net	—	56,315	—
Miscellaneous income (expense), net	3,186	(3,834)	(93)

Total other income (expense), net	(83,511)	5,318	(38,193)

Income from continuing operations before income taxes	33,784	250,841	42,838
Income tax (expense) benefit	33,023	(52,242)	(9,965)

Income from continuing operations	66,807	198,599	32,873

Discontinued operations
Loss from discontinued operations	(14,278)	(27,873)	(6,653)
Mine closure/asset impairment charges	—	(30,172)	—
Gain on sale of discontinued operations	—	13,622	—
Income tax benefit	5,476	11,035	1,335

Loss from discontinued operations	(8,802)	(33,388)	(5,318)

Net income	58,005	165,211	27,555
Less : Net loss from discontinued operations attributable to noncontrolling interest	—	(490)	(179)

Net income attributable to Alpha Natural Resources, Inc.	$58,005	$165,701	$27,734

Amounts attributable to Alpha Natural Resources, Inc.
Income from continuing operations, net of tax	$66,807	$198,599	$32,873
Loss from discontinued operations, net of tax	(8,802)	(32,898)	(5,139)

Net income attributable to Alpha Natural Resources, Inc.	$58,005	$165,701	$27,734

Basic earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.74	$2.90	$0.51
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.10)	(0.48)	(0.08)

Net income attributable to Alpha Natural Resources, Inc.	$0.64	$2.42	$0.43

Diluted earnings per share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.73	$2.83	$0.51
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.10)	(0.47)	(0.08)

Net income attributable to Alpha Natural Resources, Inc.	$0.63	$2.36	$0.43

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$465,869	$676,190
Trade accounts receivable, net	232,631	163,674
Inventories, net	176,372	86,594
Prepaid expenses and other current assets	176,953	65,325

Total current assets	1,051,825	991,783
Property, equipment and mine development costs, net	1,082,446	356,758
Owned and leased mineral rights, net	1,985,855	180,458
Owned lands	91,262	12,882
Goodwill	357,868	20,547
Acquired coal supply agreements, net	396,491	—
Deferred income taxes	—	83,689
Other non-current assets	157,024	63,721

Total assets	$5,122,771	$1,709,838

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$33,500	$232
Note payable	—	18,288
Trade accounts payable	143,400	102,975
Accrued expenses and other current liabilities	258,293	140,459

Total current liabilities	435,193	261,954

Long-term debt	756,753	432,795
Pension and postretirement medical benefit obligations	682,991	60,211
Asset retirement obligations	190,724	90,565
Deferred income taxes	316,464	—
Other non-current liabilities	149,357	68,621

Total liabilities	2,531,482	914,146

Commitments and Contingencies (Note 19)

Stockholders’ equity:
Preferred stock — par value $0.01, 10,000,000 shares authorized, none issued	—	—
Common stock — par value $0.01, 200,000,000 shares authorized, 120,782,952 issued and 120,473,495 outstanding at December 31, 2009 and 70,513,880 issued and outstanding at December 31, 2008	1,208	705
Additional paid-in capital	2,194,305	484,261
Accumulated other comprehensive income (loss)	5,812	(30,107)
Treasury stock, at cost: 309,457 and 0 shares at December 31, 2009 and December 31, 2008, respectively	(8,874)	—
Retained earnings	398,838	340,833

Total stockholders’ equity	2,591,289	795,692

Total liabilities and stockholders’ equity	$5,122,771	$1,709,838

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,
	2009	2008	2007

Operating activities:
Net income attributable to Alpha Natural Resources, Inc.	$58,005	$165,701	$27,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	253,736	172,570	159,579
Amortization of acquired coal supply agreements, net	127,608	—	—
Amortization of debt issuance costs	4,689	4,364	2,318
Mark-to-market adjustments for derivatives	(3,647)	47,265	(8,925)
Accretion of asset retirement obligation	12,101	7,499	6,845
Accretion of debt discount	11,516	7,681	—
Loss on early extinguishment of debt	5,641	14,702	—
Stock-based compensation	37,802	17,871	9,681
Gain on sale of discontinued operations	—	(13,622)	—
Gain on sale of coal reserves	—	(12,936)	—
Employee benefit plans, net	30,696	8,673	8,552
Mine closure/asset impairment charges	—	34,706	—
Deferred income taxes	(49,754)	(17,107)	1,032
Other, net	547	(1,601)	348
Changes in operating assets and liabilities:
Trade accounts receivable, net	14,574	19,674	(12,968)
Inventories, net	(11,609)	(16,037)	15,543
Prepaid expenses and other current assets	(40,037)	(1,438)	8,195
Other non-current assets	1,080	(2,736)	(24,303)
Trade accounts payable	(26,735)	14,324	23,548
Accrued expenses and other current liabilities	(22,384)	13,864	11,684
Pension and postretirement medical benefit obligations	(37,450)	164	(969)
Asset retirement obligations	(7,298)	(4,825)	(6,124)
Other non-current liabilities	(2,861)	(713)	3,971

Net cash provided by operating activities	$356,220	$458,043	$225,741

Investing activities:
Capital expenditures	$(187,093)	$(137,751)	$(126,381)
Cash acquired from Foundation	23,505	—	—
Proceeds from disposition of property and equipment	1,197	16,649	6,101
Purchase of acquired companies	—	—	(43,908)
Purchases of marketable securities	(119,419)	—	—
Proceeds from sale of discontinued operations	—	45,000	—
Proceeds from sale of investment in coal terminal	—	1,500	—
Investment in Dominion Terminal Facility	—	(2,824)	—
Other, net	—	(199)	(1,015)

Net cash used in investing activities	$(281,810)	$(77,625)	$(165,203)

Financing activities:
Proceeds from issuance of long-term debt	$—	$287,500	$18,900
Payments of bank overdraft	—	(160)	(23,654)
Principal repayments of note payable	(18,288)	(595)	(20,941)
Principal repayments on long-term debt	(249,875)	(193,973)	(15,580)
Debt issuance costs	(13,067)	(10,861)	—
Premium payment on early extinguishment of debt	—	(10,736)	—
Excess tax benefit from stock-based awards	434	1,980	40
Proceeds from issuance of common stock, net of offering costs of $7,834	—	164,666	—
Common stock repurchases	(8,874)	—	—
Proceeds from exercise of stock options	5,171	3,586	3,932
Other, net	(232)	—	(2,126)

Net cash (used in) provided by financing activities	$(284,731)	$241,407	$(39,429)

Net (decrease) increase in cash and cash equivalents	$(210,321)	$621,825	$21,109
Cash and cash equivalents at beginning of period	676,190	54,365	33,256

Cash and cash equivalents at end of period	$465,869	$676,190	$54,365

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisition accounting	$1,628,601	$—	$—
Insurance premium financing	$—	$18,288	$18,883
See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Alpha Natural Resources, Inc. Common Stockholders
					Accumulated
					Other		Total Alpha Natural
	Common Stock		Additional Paid-	Treasury	Comprehensive	Retained	Resources Inc.	Noncontrolling
	Shares	Amount	in Capital	Stock at Cost	Income (Loss)	Earnings	Equity	Interest	Total Equity
	(In thousands)

Balances, December 31, 2006	64,964	$650	$215,020	$—	$(19,019)	$147,398	$344,049	$—	$344,049

Comprehensive income:
Net income (loss)	—	—	—	—	—	27,734	27,734	(179)	27,555
Unrealized losses related to cash flow hedges, net of income tax benefit of $2,070	—	—	—	—	(6,298)	—	(6,298)	—	(6,298)
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of ($997)	—	—	—	—	3,027	—	3,027	—	3,027

Total comprehensive income (loss)							24,463	(179)	24,284
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,752	1,752
Exercise of stock options	268	3	3,969	—	—	—	3,972	—	3,972
Stock-based compensation and net issuance of common stock for share vesting	537	5	8,347	—	—	—	8,352	—	8,352

Balances, December 31, 2007	65,769	$658	$227,336	$—	$(22,290)	$175,132	$380,836	$1,573	$382,409

Comprehensive income:
Net income (loss)	—	—	—	—	—	165,701	165,701	(490)	165,211
Unrealized losses related to cash flow hedges, net of income tax benefit of $3,111	—	—	—	—	(9,226)	—	(9,226)	—	(9,226)
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of ($478)	—	—	—	—	1,409	—	1,409	—	1,409

Total comprehensive income (loss)							157,884	(490)	157,394
Initial impact of Accounting Standards Codification 470-20, net of income tax of $23,429	—	—	69,851	—	—	—	69,851	—	69,851
Contribution of noncontrolling interest in Gallatin in exchange for cash	—	—	—	—	—	—	—	(1,083)	(1,083)
Proceeds from public offering of common shares ($41.25 per share), net of offering costs of $7,834	4,182	42	164,624	—	—	—	164,666	—	164,666
Exercise of stock options	213	2	3,584	—	—	—	3,586	—	3,586
Stock-based compensation and net issuance of common stock for share vesting	350	3	18,866	—	—	—	18,869	—	18,869

Balances, December 31, 2008	70,514	$705	$484,261	$—	$(30,107)	$340,833	$795,692	$—	$795,692

Comprehensive income:
Net income	—	—	—	—	—	58,005	58,005	—	58,005
Unrealized gains related to cash flow hedges, net of income tax of ($552)	—	—	—	—	4,192	—	4,192	—	4,192
Amounts reclassified to earnings related to the termination of hedge accounting, net of income tax benefit of ($6,968)	—	—	—	—	17,668	—	17,668	—	17,668
Change in fair value of available-for-sale marketable securities, net of income tax benefit of $140	—	—	—	—	(220)	—	(220)	—	(220)
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of ($9,092)	—	—	—	—	14,279	—	14,279	—	14,279

Total comprehensive income							93,924	—	93,924
Equity consideration for the Foundation acquisition	48,904	489	1,666,850	—	—	—	1,667,339	—	1,667,339
Exercise of stock options	564	6	5,165	—	—	—	5,171	—	5,171
Stock-based compensation and net issuance of common stock for share vesting	801	8	38,029	(8,874)	—	—	29,163	—	29,163

Balances, December 31, 2009	120,783	$1,208	$2,194,305	$(8,874)	$5,812	$398,838	$2,591,289	$—	$2,591,289

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(1) Business and Basis of Presentation
Business
Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company”) are primarily engaged in the business of extracting, processing and marketing steam and metallurgical coal from surface and deep mines, and mainly sell to electric utilities, steel and coke producers, and industrial customers. The Company, through its subsidiaries, is also involved in marketing coal produced by others to supplement its own production and, through blending, provides its customers with coal qualities beyond those available from its own production.
On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger. Subsequent to the Merger, Foundation was renamed Alpha Natural Resources, Inc. (the “Company” or “Alpha”). For financial accounting purposes, the Merger was treated as a reverse acquisition and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s financial position as of December 31, 2008 and its results of operations for the years ended December 31, 2008 and 2007 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period August 1, 2009 through December 31, 2009 (Note 20).
At December 31, 2009, the Company’s operations consisted of 36 deep and 25 surface mines, which are located in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming. At December 31, 2009, the Company had approximately 6,400 employees, of which 21% are affiliated with union representation with the United Mine Workers of America (“UMWA”). The Company’s union represented employees are primarily located in Virginia, West Virginia and Pennsylvania.
On April 7, 2008, the Company completed concurrent public offerings of 4,181,817 shares of common stock at $41.25 per share and $287,500 aggregate principal amount of 2.375% convertible senior notes due 2015 (the “Convertible Notes”). The aggregate net proceeds from the common stock offerings and the notes offerings were $443,262 after commissions and expenses.
Basis of Presentation
The consolidated financial statements include Alpha and its majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
During 2008, Old Alpha announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”) and sold its interest in Gallatin Materials LLC (“Gallatin”) (See Note 24). The results of Kingwood and Gallatin have been reported as discontinued operations for all periods presented.
On January 1, 2009, Old Alpha adopted Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 has been retrospectively applied as of the issuance date of April 7, 2008 for the Company’s outstanding 2.375% convertible senior notes due 2015 (“the Convertible Notes”). ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87,830 and an increase in paid in capital of $69,851, (2) an increase to deferred loan costs of $5,309, (3) a net reduction to deferred tax assets of $23,124 ($36,262 reduction in deferred tax assets, offset by a $13,138 change in the valuation allowance), and (4) a net increase in retained earnings of $164. The deferred loan fees and debt discount are being amortized and accreted, respectively, over the term of the convertible notes. Interest expense of $11,704 and $8,318 was recorded for the years ended December 31, 2009 and 2008, respectively, related to amortization of the deferred loan fees and accretion of the debt discount.
The presentation and disclosure requirements of ASC 810, Consolidation, were adopted January 1, 2009, which require a non-controlling interest to be included in the Consolidated Balance Sheets as a separate component within shareholders’ equity separate from the parent’s equity; and consolidated net income to be reported in the Consolidated Statements of Operations as a consolidated amount and as amounts separately attributable to the parent and non-controlling interest. The presentation requirements have been applied retrospectively to all periods presented. The presentation and disclosure requirements did not have any effect on our financial condition, results of operations or cash flows.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Reclassifications
Prior period Coal revenues, Other revenues and Other expenses have been adjusted due to the reclassification of mark-to-market gains and losses on derivative swap and option agreements; forward coal sale and purchase contracts that are accounted for as derivatives; and financial settlements (“book-outs”) of coal contracts. Mark-to-market gains and losses for all derivative instruments were previously reported in (Increase) Decrease in fair value of derivative instruments, net in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007. Mark-to-market gains and losses on commodity swap and diesel fuel option agreements are reported in Other expenses and mark-to-market gains and losses on forward coal sale and purchase contracts and coal option agreements are reported in Other revenues. Contract settlements, which previously were reported in Coal revenues, are reported in Other revenues. As a result of the change in presentation, the following reclassifications have been made in the Consolidated Statements of Operations for the years ending December 31, 2008 and 2007:

	Year ended December 31, 2008		Year ended December 31, 2007
	Previously		Previously
	reported	As reported	reported	As reported
Coal revenues	$2,130,581	$2,140,367	$1,558,892	$1,558,665
Other revenues	$54,980	$48,533	$33,241	$42,403
Other expenses	$40,857	$91,461	$22,715	$22,725
(Increase) decrease in fair value of derivative instruments, net	$47,265	$—	$(8,925)	$—
(2) Summary of Significant Accounting Policies
Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; environmental and reclamation obligations; acquisition accounting; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation, depletion, and amortization; workers’ compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation; revenue recognized using the percentage of completion method; and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair market value. The Company’s cash equivalents consist of Commercial Paper and Money Market Funds and are maintained in AAA rated funds. As of December 31, 2009, all of the Company’s cash and cash equivalents held with our depository institution were guaranteed through a combination of FDIC insurance and the Company’s participation in a Transaction Account Guarantee Program offered by the Company’s depository institution.
Marketable Securities
The Company classifies its marketable securities as available-for-sale. These securities are recorded initially at cost and adjusted to fair value at each reporting date. Unrealized gains and losses resulting from the fair value adjustments are classified as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are computed using the specific identification method. Marketable securities with maturities of one year or less are reported in Prepaid expenses and other current assets (See Note 5). Marketable securities with maturities of greater than one year are reported in Other non-current assets (See Note 8).

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews its accounts receivable balances and establishes or adjusts the allowance as necessary using the specific identification method.
Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $104 at December 31, 2009 and 2008. Credit losses were insignificant for the three-year period ended December 31, 2009. A decline in current economic conditions, a prolonged global, national or regional economic recession or other similar events that have occurred in the past may significantly impact the creditworthiness of the Company’s customers. If any of those factors change, the estimates made by management could also change, which may affect the level of the Company’s future provision for doubtful accounts. The Company does not have off-balance sheet credit exposure related to its customers.
Inventories
Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, and considers the future sales price of the product based on prevailing and long-term prices, less the estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine and weighed at a loading facility.
Material and supplies inventories are valued at average cost, less an allowance for obsolete and surplus items.
Deferred Longwall Move Expenses
The Company defers the direct costs, including labor and supplies, associated with moving longwall equipment and the related equipment refurbishment costs in Prepaid expenses and other current assets. These deferred costs are amortized on a units-of-production basis into Cost of coal sales over the life of the subsequent panel of coal mined by the longwall equipment (See Note 5).
Advanced Mining Royalties
Lease rights to coal lands are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. In instances where advance payments are not expected to be offset against future production royalties, the Company establishes a provision for losses on the advance payments that have been paid and the scheduled future minimum payments are expensed and recognized as liabilities. Advance royalty balances are charged off against the allowance when the lease rights are either terminated or expire.
The changes in the allowance for advance mining royalties from continuing operations were as follows:

Balance at December 31, 2006	$5,859
Provision for non-recoupable advance mining royalties	511
Write-offs of advance mining royalties	(1,009)

Balance at December 31, 2007	5,361
Provision for non-recoupable advance mining royalties	504
Write-offs of advance mining royalties	(1,785)

Balance at December 31, 2008	4,080
Provision for non-recoupable advance mining royalties	721
Write-offs of advance mining royalties	(403)

Balance at December 31, 2009	$4,398

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The changes in the allowance for advance mining royalties from discontinued operations were as follows:

Balance at December 31, 2006	$420
Provision for non-recoupable advance mining royalties	—
Write-offs of advance mining royalties	(245)

Balance at December 31, 2007	175
Provision for non-recoupable advance mining royalties	3,949
Write-offs of advance mining royalties	(275)

Balance at December 31, 2008	3,849
Provision for non-recoupable advance mining royalties	240
Write-offs of advance mining royalties	(4,079)

Balance at December 31, 2009	$10

Property, Equipment and Mine Development Costs
Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on either a straight-line basis over estimated useful lives ranging from 1 to 20 years; or on a units-of-production basis. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefitted. Maintenance and repairs are expensed as incurred.
The Company also capitalizes certain costs incurred in the development of internal-use software, including external direct material and service costs, and employee payroll and payroll-related costs. All capitalized internal-use software costs are amortized using the straight-line method over the estimated useful life of the asset.
Owned and Leased Mineral Rights
Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in Depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations and was $69,779, $47,843 and $43,447 for the years ended December 31, 2009, 2008, and 2007, respectively. Accumulated depletion of owned and leased mineral rights was $222,047 and $152,267 as of December 31, 2009 and 2008, respectively.
Acquired Coal Supply Agreements
Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreements were valued based on the present value of the difference between the expected contract revenues based on the stated contract terms, net of royalties and taxes imposed on sales revenues, and the estimated net contract revenues derived from applying forward market prices at the acquisition date for new contracts of similar duration and coal qualities. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Coal supply agreement assets valued in the Merger were $529,507 and coal supply agreement liabilities valued in the Merger were $25,610. The coal supply agreement liability is reported in Other non-current liabilities in the Consolidated Balance Sheets. Amortization of coal supply agreement assets was $133,016 of expense and amortization of coal supply agreement liabilities was a credit to expense of ($5,408), equating to a net expense of $127,608 for the year ended December 31, 2009 and reported as Amortization of acquired coal supply agreements, net in the Consolidated Statements of Operations. Accumulated amortization related to the coal supply agreement assets and liabilities was ($133,016) and $5,408, respectively, as of December 31, 2009. Future net amortization expense related to Acquired coal supply agreements, net is expected to be $255,152, $91,140, $31,706, and ($1,709) for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)
Asset Impairment and Disposal of Long-Lived Assets
Long-lived assets, such as property, equipment, mine development costs, owned and leased mineral rights and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, the Company performs its goodwill impairment testing as of August 31 of each year.
The Company tests its consolidated goodwill for impairment using a fair value approach at the reporting unit level, and performs the goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.
For purposes of the step one analysis, estimates of fair value for each reporting unit are based on discounted cash flows (the “income approach”). Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. The Company estimates the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates.
Goodwill was $357,868 as of December 31, 2009 and of that amount, $337,321 was acquired on July 31, 2009 in connection with the Merger (Note 20). Due to the short period of time between the Merger and the annual impairment testing date and the absence of any impairment indicators between the date of acquisition and August 31, 2009 related to the goodwill acquired, the Company did not test the newly acquired goodwill for impairment. The Company’s annual goodwill impairment review performed on August 31, 2009 for the remaining $20,547 supported its carrying value. A portion of the goodwill acquired in the Merger was allocated to Old Alpha’s reporting units expected to benefit from the synergies to be gained from the acquisition using a “with and with-out” approach. The remaining goodwill was allocated to the acquired reporting units based on the relative fair value of the net assets of the reporting units.
Asset Retirement Obligation
Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. See Note 11 for further disclosures related to the Company’s asset retirement obligations.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Income Taxes
The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including objective evidence obtained from historical earnings, future sales commitments, the expected level of future taxable income and available tax planning strategies, and the impact the alternative minimum tax has on utilization of deferred tax assets. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, the Company would record a change to the valuation allowance through income tax expense in the period the determination is made. See Note 15 for further disclosures related to the Company’s income taxes.
Revenue Recognition
The Company earns revenues primarily through the sale of coal, but also earns other revenues from sales of parts, equipment, filters, rebuild and refurbishment services, sales of coalbed methane and natural gas and road construction. With the exception of road construction revenue, the Company recognizes revenue using the following general revenue recognition criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price to the buyer is fixed or determinable; and 4) collectability is reasonably assured. Revenue from road construction contracts is recognized under the percentage of completion method of accounting.
Delivery on our coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there are no other future obligations related to the shipment. For domestic shipments, title and risk of loss generally passes as the coal is loaded into transport carriers for delivery to the customer. For international shipments, title generally passes at the time coal is loaded onto the shipping vessel. In the event that a new contract is negotiated with a customer which incorporates an old contract with different pricing, the Company applies a single contract accounting concept and recognizes as revenue the lower of the cumulative amount billed or an amount based on the weighted average price of the new and old contracts applied to the tons sold.
Freight and handling costs paid to third-party carriers and invoiced to coal customers are recorded as Freight and handling costs and Freight and handling revenues, respectively.
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are included in Other non-current assets in the Consolidated Balance Sheets.
Virginia Coalfield Employment Enhancement Tax Credit
For tax years 1996 through 2014, Virginia companies with an economic interest in coal earn tax credits based upon tons sold, seam thickness, and employment levels. The maximum credit earned equals $0.40 per ton for surface mined coal and $1.00 or $2.00 per ton for deep mined coal depending on seam thickness. Credits allowable are reduced from the maximum amounts if employment levels are not maintained from the previous year, and no credit is allowed for coal sold to Virginia utilities. Currently, the cash benefit of the credit is realized three years after being earned and either offsets taxes imposed by Virginia at 100% or is refundable by the state at 85% of the face value to the extent taxes are not owed. The Company records the present value of the portion of the credit that is refundable as a reduction of operating costs as it is earned.
Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits
Workers’ Compensation
The Company is self-insured for workers’ compensation claims at certain of its operations in West Virginia, Pennsylvania and certain idled or closed mines. Workers’ compensation at all other locations is covered by a third-party insurance provider.
The liabilities for workers’ compensation claims that are self-insured by the Company are estimates of the ultimate losses incurred based on the Company’s experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made either semi-annually or annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheets as Accrued expenses and other current liabilities and Other non-current liabilities.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Black Lung Benefits
The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. The claims related to Old Alpha companies are covered by a third-party insurance provider in all locations where operations exist with the exception of West Virginia, which are self insured by Old Alpha companies. Charges are made to operations for self-insured state black lung claims in West Virginia, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes on its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in Accumulated other comprehensive income (loss) are adjusted out of Accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.
The Company is largely self insured for federal and state black lung claims from operations acquired in the Merger. Claims paid for these operations are currently funded through a Section 501(c)(21) tax-exempt trust fund. Charges are made to operations for estimated benefits based on annual evaluations prepared by independent actuaries.
Pension and Other Postretirement Benefits
The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end balance sheet and provide the required disclosures as of the end of each fiscal year (See Note 16).
The Company accounts for health care benefits provided for current and certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. The Company recognizes on its balance sheet the amount of the Company’s unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. Amounts recognized in Accumulated other comprehensive loss are adjusted out of Accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued. Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares computed in basic earnings per share to include the additional common shares that would be outstanding after issuance and adjusting net income from changes that would result from the issuance. Only those securities that are dilutive are included in the calculation (See Note 3).
Stock-Based Compensation
The Company recognizes expense for stock-based compensation awards based on the estimated grant-date fair value. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based in part on historical data and other relevant factors. Compensation expense for awards with cliff vesting provisions is recognized on a straight-line basis from the measurement date through the vesting date. Compensation expense for awards with graded vesting provisions is recognized using the accelerated attribution method. See Note 17 for further disclosures related to the Company’s stock-based compensation arrangements.
Derivative Instruments and Hedging Activities
Derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. On the date a derivative instrument is entered into, the Company generally designates a qualifying derivative instrument as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash flow hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. The Company also formally assesses both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and records all future changes in fair value in current period earnings or losses.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in current period earnings or losses. For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in Accumulated other comprehensive income (loss) and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring. See Note 14 for further disclosures related to the Company’s derivative financial instruments and hedging activities.
Equity-Method Investments
Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, the operating activities are accounted for under the equity-method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in Miscellaneous income (expense), net, with a corresponding entry to increase or decrease the carrying value of the investment.
Other Comprehensive Income (Loss)
In addition to Net income, Other comprehensive income (loss) includes changes to Accumulated other comprehensive income (loss) such as: adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and changes in fair value of available-for-sale marketable securities.
New Accounting Pronouncements Adopted
During 2009, the Company adopted the provisions of ASC 805-Business Combinations (“ASC 805”). ASC 805 establishes the accounting and reporting requirements for business combinations. ASC 805 changed the previous standards of accounting for business combinations, including, the measurement date for stock transactions and the accounting after the acquisition date for reductions in valuation allowances established in purchase price allocation related to an acquired entity’s deferred tax assets; including those relating to acquisitions prior to the adoption of ASC 805. Effective from the date of adoption, the effects of reductions in valuation allowances established in purchase accounting that are outside of the measurement period are reported as adjustments to income tax expense.
ASC 715-20, Defined Benefit Plans — General (“ASC 715-20”) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, and concentrations of credit risk and fair value measurements of plan assets. ASC 715-20 was effective for fiscal years ending after December 15, 2009. ASC 715-20 relates solely to disclosures in the financial statement notes and had no effect on the Company’s financial position or results of operations (Note 16).
In August 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (“ASC 820”). The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available. Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value. Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy. The new guidance was effective for interim periods ending after August 26, 2009. The adoption of the guidance did not have an impact on the Company’s financial position or results of operations.
In June 2009, the Company adopted ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 defines the new hierarchy for U.S. GAAP and supersedes all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. The Codification was effective for financial statements issued for reporting periods ending after September 15, 2009.
In June 2009, the Company adopted ASC 825, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825”), which amends ASC 825, Disclosures about Fair Value of Financial Instruments (“ASC 825”) and ASC 270, formerly APB 28-1. These amendments require disclosures in interim reporting periods and in financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the Company’s balance sheet. ASC 825 and ASC 270 also amends ASC 270, Interim Financial Reporting (“ASC 270”), which requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. ASC 825 and ASC 270 were effective for the Company for the quarter ending June 30, 2009. ASC 825 and ASC 270 relate solely to disclosures in the financial statement notes and had no effect on the Company’s financial position or results of operations (Note 13).

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
In June 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was effective for the Company for the quarter ended June 30, 2009.
New Accounting Pronouncements Issued and Not Yet Adopted
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is applicable for annual periods beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the effect, if any, the guidance will have on its financial position, results of operations and cash flows.
In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“ASC 860”), which amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the guidance is not expected to have a material effect on the Company’s financial position or results of operations.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”),which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ASU 2010-6 relates solely to disclosures in the financial statement notes and will not have an effect on the Company’s financial position or results of operations.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(3) Earnings Per Share
The number of shares used to calculate basic earnings (loss) per share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Convertible Notes when these are convertible into the Company’s common stock. The Convertible Notes, which were issued in April 2008, become dilutive for earnings per share calculations when the average share price for the quarter exceeds the conversion price of $54.66. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money. For the year ended December 31, 2009, the conversion option for the Convertible Notes was not in the money, and therefore there was no dilutive earnings per share impact. For the year ended December 31, 2008, there were 734,613 shares included in the computation of year-to-date diluted earnings per share for the period when the Convertible Notes were in the money during the year.
The following table provides a reconciliation of weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Weighted average shares — basic	90,662,718	68,453,724	64,631,507
Dilutive effect of stock equivalents	1,039,910	1,806,011	377,923

Weighted average shares- diluted	91,702,628	70,259,735	65,009,430

(4) Inventories, net
Inventories, net consisted of the following:

	December 31,
	2009	2008
Raw coal	$19,180	$9,018
Saleable coal	112,004	61,297
Equipment purchased for resale	1,489	2,282
Materials and supplies, net	43,699	13,997

Total inventories, net	$176,372	$86,594

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(5) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2009	2008
Marketable securities — short term (1)	$29,501	$—
Prepaid insurance	33,776	22,148
Notes and other receivables	28,402	15,074
Prepaid longwall move expenses	3,186	—
Advanced mining royalties, net	3,522	2,538
Refundable income taxes	29,590	—
Derivative financial instruments	7,939	8,040
Construction costs in excess of billings	19,535	—
Prepaid freight	13,229	11,312
Other prepaid expenses	8,273	6,213

Total prepaid expenses and other current assets	$176,953	$65,325

(1)	Short-term marketable securities consisted of the following:

	December 31, 2009
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
US treasury and agency securities	$22,338	$—	$(15)	$22,323
Corporate debt securities	7,180	—	(2)	7,178

Total short-term marketable securities	$29,518	$—	$(17)	$29,501

(6)  Property, Equipment and Mine Development Costs
Property, equipment, and mine development costs consisted of the following:

	December 31,
	2009	2008
Plant and mining equipment	$1,453,837	$681,362
Mine development	125,541	84,815
Coalbed methane equipment	6,211	—
Office equipment and software	30,005	15,118
Vehicles and other	14,814	13,759
Construction in progress	67,201	3,982

	1,697,609	799,036
Less accumulated depreciation, depletion and amortization	615,163	442,278

Total property, equipment and mine development costs, net	$1,082,446	$356,758

Depreciation and amortization expense from continuing operations associated with property, equipment and mine development costs was $182,616, $121,102 and $115,446 for the years ended December 31, 2009, 2008, and 2007, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Interest costs applicable to major asset additions are capitalized during the construction period. During the years ended December 31, 2009, 2008, and 2007, interest costs of $492, $942, and $1,743 were capitalized, respectively.
As of December 31, 2009, the Company had commitments to purchase approximately $51,063 of new equipment, expected to be acquired at various dates in 2010.
(7) Goodwill

Balance at December 31, 2008	$20,547
Increase in goodwill due to Merger	337,321

Balance at December 31, 2009	$357,868

(8) Other Non-current Assets
Other non-current assets consisted of the following:

	December 31,
	2009	2008
Marketable securities — long term (1)	$89,485	$—
Unamortized deferred financing costs, net	14,702	12,161
Advance mining royalties, net	13,357	14,234
Virginia tax credit, net	18,025	19,242
Equity-method investments	11,688	3,484
Derivative financial instruments	2,763	—
Other	7,004	14,600

Total other non-current assets	$157,024	$63,721

(1)	Long-term marketable securities, with maturity dates between one and two years, consisted of the following:

	December 31, 2009
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
US treasury and agency securities	$89,828	$—	$(343)	$89,485

Total long-term marketable securities	$89,828	$—	$(343)	$89,485

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(9) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008

Wages and employee benefits	$72,469	$47,093
Current portion of asset retirement obligations	14,908	8,375
Deferred income taxes — current	10,237	—
Taxes other than income taxes	58,245	15,489
Freight	8,827	8,575
Current portion of self insured workers’ compensation obligations	10,893	1,575
Interest payable	11,215	3,237
Derivative financial instruments	14,961	28,123
Current portion of postretirement medical benefit obligations	27,393	1,081
Income taxes	—	11,749
Other	29,145	15,162

Total accrued expenses and other current liabilities	$258,293	$140,459

As of December 31, 2008, the company had a note payable for $18,288 that was incurred to finance various insurance premiums. Interest, accrued at the rate of 4.44%, and principal was due in monthly installments, with the final payment due in October 2009. As of December 31, 2009, the note was paid in full.
(10) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2009	2008

Term loan due 2011	$284,750	$—
Term loan due 2012	—	233,125
7.25% senior notes due 2014	298,285	—
2.375% convertible senior note due 2015	287,500	287,500
Debt discount	(80,282)	(87,830)
Capital lease obligation	—	232

Total long-term debt	$790,253	$433,027
Less current portion	33,500	232

Long-term debt, net of current portion	$756,753	$432,795

Old Alpha Credit Agreement
On July 31, 2009, in conjunction with the Merger (Note 20), Old Alpha terminated its existing senior secured credit facilities, which consisted of a $250,000 term loan facility, of which $233,125 was outstanding at July 31, 2009 (and due in 2012), and a $375,000 revolving credit facility. On July 31, 2009, the Company repaid the outstanding balance under the term loan and recorded a loss on early extinguishment of debt to write off the remaining balance of deferred loan costs in the amount of $5,641.
Alpha Credit Facility
Prior to the Merger, Foundation had a credit facility (the “Foundation Credit Facility”) consisting of $500,000 secured revolving credit line and a $335,000 secured term loan. Repayment of outstanding indebtedness owed under the Foundation Credit Facility includes quarterly payments on the term loan, which began in the third quarter of 2007, with both the term loan and revolving credit line maturing July 7, 2011.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
In connection with the Merger, the Foundation Credit Facility was amended to add the Company and substantially all of the subsidiaries of Old Alpha (the “New Subsidiaries”) as guarantors under the Foundation Credit Facility (the “Alpha Credit Facility”). This amendment also provides for an increase in the interest rate to 3.25 percentage points over the London interbank offered rate (“LIBOR”) from 1.25 percentage points over LIBOR, subject, in the case of revolving loans, to adjustment based on leverage ratios. Following the Merger and upon the amendment becoming effective, limitations on annual capital expenditure amounts were eliminated and the amount of the “accordion” feature of the Alpha Credit Facility, pursuant to which Alpha may request the lenders to provide incremental credit facilities under the Alpha Credit Facility, was increased from $100,00 to $200,000, of which $150,000 was utilized to increase the revolving credit line to $650,000. As of December 31, 2009, letters of credit in the amount of $113,633 were outstanding under the revolving credit line. As of December 31, 2009, the Company’s term loan due 2011 under the Alpha Credit Facility had carrying value of $282,738, net of debt discount of $2,012, with $33,500 classified as current portion of long-term debt.
2.375% Convertible Senior Notes Due June 2015
Old Alpha issued Convertible Notes with an aggregate principal amount of $287,500 under an indenture dated as of April 7, 2008, as supplemented (the “Convertible Notes Indenture”). Following completion of the Merger, the Company assumed Old Alpha’s obligations in respect of the Convertible Notes by executing a supplemental indenture, dated as of July 31, 2009, among Old Alpha, as issuer, the Company, as successor issuer, and Union Bank of California (“UBOC”), as trustee. As of December 31, 2009, the aggregate principal amount of the Convertible Notes was $287,500.
The Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2008 and will mature on April 15, 2015, unless previously repurchased by the Company or converted. The Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 18.2962 shares of common stock per one thousand principal amount of Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the Indenture. Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company’s election.
The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and be immediately payable.
As a result of the Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Merger, which was July 31, 2009. There were no notes converted during the conversion period. The Convertible Notes were not convertible as of December 31, 2009 and therefore have been classified as long-term debt.
On January 1, 2009, the Company adopted ASC 470-20, Debt with Conversion and other Options (“ASC 470-20”). ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Adoption of the standard resulted in the following balance sheet impacts at December 31, 2008: (1) a reduction of debt by $87,830 and an increase in paid in capital of $69,851, (2) an increase to deferred loan costs of $5,309, (3) a net reduction to deferred tax assets of $23,124 ($36,262 reduction in deferred tax assets, offset by a $13,138 change in the valuation allowance), and (4) a net increase in retained earnings of $164. The deferred loan fees and debt discount are being amortized and accreted, respectively, over the term of the convertible notes, which are due in 2015. On May 22, 2009, the Company filed Form 8-K to revise the 2008 Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations to give effect to the retrospective adoption of ASC 470-20.
For the years ended December 31, 2009 and 2008, the adoption of ASC 470-20 increased non-cash interest expense by $11,704 and $8,318, respectively, related to the accretion of the convertible debt discount and the amortization of the deferred loan costs. The deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, which are due in 2015, and provide for an effective interest rate of 8.64%. As of December 31, 2009 and 2008, the carrying amounts of the debt and equity components were $210,524 and $95,511, respectively, and $199,670 and $95,511, respectively. As of December 31, 2009 and 2008, the unamortized discount of the debt was $76,976 and $87,830, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
7.25% Senior Notes Due August 1, 2014
As a result of the Merger, the Company assumed a liability for $298,300 aggregate principal amount of notes that mature on August 1, 2014 (the “2014 Notes”). The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became the Company’s subsidiaries. Additionally, the Company, along with the acquired subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. The 2014 Notes pay interest semi-annually and are redeemable at the Company’s option, at a redemption price equal to 103,625%, 102,417%, 101,208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2009, 2010, 2011 and 2012, respectively, plus accrued interest. As of December 31, 2009, the carrying value of the 2014 Notes was $296,990, net of debt discount of $1,295.
Accounts Receivable Securitization
On March 25, 2009, the Company and certain subsidiaries became a party to an $85,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”) by forming ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote subsidiary, wholly-owned indirectly by the Company. The sole purpose of the SPE is to purchase trade receivables generated by certain of the Company’s operating and sales subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $85,000 of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for the ultimate benefit of the Company.
The SPE is consolidated into the Company’s financial statements, and therefore the purchase and sale of trade receivables by the SPE from the Company’s operating and sales receivables has no impact on the Company’s consolidated financial statements. The assets of the SPE, however, are not available to the creditors of the Company or any other subsidiary. The SPE pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit), as defined in the definitive agreements for the A/R Facility. Available borrowing capacity is based on the amount of eligible accounts receivable as defined under the terms of the definitive agreements for the A/R Facility and varies over time. Unless extended by the parties, the receivables purchase agreement supporting the borrowings under the A/R Facility expires December 9, 2015, or earlier upon the occurrence of certain events customary for facilities of this type, including the failure for any reason by liquidity providers to the A/R Facility’s financial institutions to renew their commitments not less often than annually.
On December 9, 2009, the receivables purchase agreement was amended to increase the accounts receivable securitization facility from $85,000 to $150,000.
As of December 31, 2009, letters of credit in the amount $143,474 were outstanding under the A/R Facility and no cash borrowing transactions had taken place. If outstanding letters of credit exceed borrowing capacity, the Company is required to provide additional collateral in the form of restricted cash to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. The Company does not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Future maturities of long-term debt as of December 31, 2009 are as follows:

2010	$33,500
2011	251,250
2012	—
2013	—
2014	298,285
Thereafter	287,500

Total long-term debt	$870,535

(11) Asset Retirement Obligations
As of December 31, 2009 and 2008, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $205,632 and $98,940, respectively. The portion of the costs expected to be incurred within a year was $14,908 and $8,375, as of December 31, 2009 and 2008, respectively, is included in Accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2009 or 2008. These regulatory obligations are secured by surety bonds.
Changes in the asset retirement obligations from continuing operations were as follows:

Total asset retirement obligations at December 31, 2007	$88,056
Accretion for the period	7,229
Decrease due to sale of asset	(2,108)
Sites added during the period	4,266
Revisions in estimated cash flows	1,130
Expenditures for the period	(4,541)

Total asset retirement obligations at December 31, 2008	94,032
Accretion for the period	11,581
Acquisitions during the period (Including amounts related to the Merger)	99,910
Sites added during the period	2,615
Revisions in estimated cash flows	(1,583)
Expenditures for the period	(6,538)

Total asset retirement obligations at December 31, 2009	$200,017
Less current portion	(12,324)

Long-term portion	$187,693

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Changes in the asset retirement obligations from discontinued operations were as follows:

Total asset retirement obligation at December 31, 2007	$3,143
Accretion	270
Revisions in estimated cash flows	1,779
Expenditures for the period	(284)

Total asset retirement obligation at December 31, 2008	4,908
Accretion for the period	520
Sites added during the period	477
Revisions in estimated cash flows	470
Expenditures for the period	(760)

Total asset retirement obligation at December 31, 2009	$5,615
Less current portion	(2,584)

Long-term portion	$3,031

(12) Other Non-current Liabilities
Other non-current liabilities consisted of the following:

	December 31,
	2009	2008
Self insured workers’ compensation obligations	$32,989	$7,872
Black lung obligations	30,334	1,732
Acquired coal supply agreements, net	20,202	—
Derivative financial instruments	28,366	44,741
Income taxes	13,960	—
Deferred production tax	12,294	—
Other	11,212	14,276

Total other non-current liabilities	$149,357	$68,621

(13) Fair Value of Financial Instruments and Fair Value Measurements
The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instrument.
The carrying amounts for Cash and cash equivalents, Trade accounts receivables, net, Prepaid expenses and other current assets, Trade accounts payable, Accrued expenses and other current liabilities approximate fair value due to the short maturity of these instruments.
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The estimated fair values of long-term debt were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term loan due 2011, net of discount of $2,011	$282,739	$279,055	$—	$—
Term loan due 2012	—	—	233,125	194,659
7.25% senior notes due 2014, net of discount of $1,295 for December 31, 2009	296,990	302,014	—	—
2.375% convertible senior notes due 2015, net of discount of $76,976 and $87,830 for December 31, 2009 and December 31, 2008, respectively	210,524	325,953	199,670	186,013
Capital lease obligation	—	—	232	232

Total long-term debt	$790,253	$907,022	$433,027	$380,904

ASC 820 requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3 — Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).
The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2009 and 2008, respectively. As required by ASC 820, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2009
		Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
U.S. treasury and agency securities	$111,808	$111,808	$—	$—
Corporate debt securities	$7,178	$7,178	$—	$—
Forward coal sales	$3,414	$—	$3,414	$—
Forward coal purchases	$(2,861)	$—	$(2,861)	$—
Commodity swaps	$(8,691)	$—	$(8,691)	$—
Commodity options	$(255)	$—	$(255)	$—
Interest rate swaps	$(24,232)	$—	$(24,232)	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

	December 31, 2008
		Fair Value Measurements Using:
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets (liabilities):
Forward coal sales	$2,854	$—	$2,854	$—
Forward coal purchases	$(3,042)	$—	$(3,042)	$—
Commodity swaps and options	$(36,707)	$—	$(36,707)	$—
Interest rate swaps	$(27,929)	$—	$(27,929)	$—
The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.
Level 1 Fair Value Measurements
U.S. Treasury and Agency Securities and Corporate Debt Securities: The fair value of marketable securities is based on observable market data.
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
(14) Derivative Financial Instruments
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Swap Agreements
Commodity Swaps
The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 8% of cost of coal sales for the year ended December 31, 2009. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of December 31, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to 70% and 38% of anticipated diesel fuel usage for calendar year 2010 and 2011, respectively. The average fixed price per swap for diesel fuel hedges is $2.32 per gallon and $2.43 per gallon for calendar year 2010 and 2011, respectively. As of December 31, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 71% of anticipated explosives usage in the Powder River Basin for calendar year 2010. All cash flows associated with derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
The Company sells coalbed methane through its Coal Gas Recovery business. Accordingly, the revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of December 31, 2009, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 56% of anticipated natural gas production in 2010.
Interest Rate Swap
The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The Company previously entered into a pay fixed, receive variable interest rate swap to convert the Company’s variable-rate term loan into fixed-rate debt. The interest rate swap was designated as a qualifying cash flow hedge. During the year ended December 31, 2009, the Company repaid the related term loan and de-designated the swap as a cash flow hedge. Accordingly, the Company reclassified $17,668 (net of income taxes of $5,881) from Accumulated other comprehensive income (loss) into Interest expense. The Company did not terminate the interest rate swap due to the swap’s potential benefit in offsetting a portion of the effect of interest rate changes in the Company’s other variable rate debt. Subsequent changes in fair value will be recorded in Interest expense.
The following tables present the fair values and location of the Company’s derivative instruments within the Consolidated Balance Sheets:

	Asset Derivatives
	December 31,	December 31,
Derivatives designated as cash flow hedging instruments:	2009	2008
Commodity swaps (1)	$2,222	$—

	December 31,	December 31,
Derivatives not designated as cash flow hedging instruments:	2009	2008
Forward coal sales (2)	$3,414	$2,854
Commodity swaps (3)	5,066	—
Commodity options — diesel fuel (4)	—	5,186

Total	$8,480	$8,040

Total asset derivatives	$10,702	$8,040

(1)	As of December 31, 2009, $390 is recorded in Prepaid and other current assets and $1,832 is recorded in Other non-current assets in the Consolidated Balance Sheets.

(2)	As of December 31, 2009, $3,216 is recorded in Prepaid and other current assets and $198 is recorded in Other non-current assets in the Consolidated Balance Sheets.

As of December 31, 2008, $2,854 was recorded in Prepaid and other current assets in the Consolidated Balance Sheets.

(3)	As of December 31, 2009, $4,333 is recorded in Prepaid and other current assets and $733 is recorded in Other non-current assets in the Consolidated Balance Sheets.

(4)	As of December 31, 2008, $5,186 was recorded in Prepaid and other current assets in the Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

	Liability Derivatives
	December 31,	December 31,
Derivatives designated as cash flow hedging instruments:	2009	2008
Commodity swaps (1)	$1,148	$—
Interest rate swap (2)	—	27,929

Total	$1,148	$27,929

	December 31,	December 31,
Derivatives not designated as cash flow hedging instruments:	2009	2008
Forward coal purchases (3)	$2,861	$3,042
Commodity swaps (4)	14,831	37,988
Commodity options-diesel fuel (5)	—	3,905
Commodity options-coal (6)	255	—
Interest rate swap (7)	24,232	—

Total	$42,179	$44,935

Total liability derivatives	$43,327	$72,864

(1)	As of December 31, 2009, $1,148 is recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(2)	As of December 31, 2008, $27,929 was recorded in Other non-current liabilities in the Consolidated Balance Sheets.

(3)	As of December 31, 2009 and 2008, $2,861 and $3,042 is recorded in Accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets.

(4)	As of December 31, 2009, $10,833 is recorded in Accrued expenses and other current liabilities and $3,998 in Other non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2008, $21,176 was recorded in Accrued expenses and other current liabilities and $16,812 in Other non-current liabilities in the Consolidated Balance Sheets.

(5)	As of December 31, 2008, $3,905 was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(6)	As of December 31, 2009, $119 is recorded in Accrued expenses and other current liabilities and $136 in Other non-current liabilities in the Consolidated Balance Sheets.

(7)	As of December 31, 2009, $24,232 is recorded in Other non-current liabilities in the Consolidated Balance Sheets.
The following table presents the gains and losses from derivative instruments for the year ended December 31, 2009, 2008 and 2007 and their location within the Consolidated Financial Statements:

	Loss reclassified from			Loss recorded			Gain (loss)
	Accumulated other comprehensive			in earnings related to			recorded in Accumulated
Derivatives designated as	income (loss) to earnings(1)			derivative ineffectiveness (2)			other comprehensive income (loss)
cash flow hedging instruments:	2009	2008	2007	2009	2008	2007	2009	2008	2007

Commodity swaps	$—	$—	$—	$(1)	$—	$—	$899	$—	$—
Interest rate swap	(17,668)	(4,904)	(648)	—	—	—	3,293	(9,226)	(6,298)

Total	$(17,668)	$(4,904)	$(648)	$(1)	$—	$—	$4,192	$(9,226)	$(6,298)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

(1)	Amounts related to the interest rate swap were recorded as a component of Interest expense in the Consolidated Statements of Operations for the year ended December 31, 2009.

(2)	The ineffectiveness recorded for commodity swaps is included in Other Expense in the Consolidated Statements of Operations for the year ended December 31, 2009. There was no ineffectiveness recorded for the interest rate swap for the years ended December 31, 2009, 2008 and 2007.

	Gain (loss) recorded in
	earnings for derivatives not designated
	as cash flow hedging instruments
Derivatives not designated as cash flow hedging instruments:	2009	2008	2007
Forward coal sales (1)	$332	$4,993	$(8,258)
Forward coal purchases (1)	2,361	(14,297)	17,191
Commodity swaps (2)	26,604	(38,519)	(8)
Commodity options-diesel fuel (2)	(1,281)	558	—
Commodity options-coal(1)	(137)	—	—
Interest rate swap (3)	(24,232)	—	—

	$3,647	$(47,265)	$8,925

(1)	Amounts are recorded as a component of Other revenues in the Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of Other expenses in the Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of Interest expense in the Consolidated Statements of Operations.
Unrealized losses recorded in Accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $899, net of tax, to the Consolidated Statement of Operations. The following table summarizes the changes to Accumulated other comprehensive income (loss) related to hedging activities during the years ended December 31, 2009, 2008 and 2007:

Balance, December 31, 2006	$(5,437)

Net Change associated with hedging transactions	(6,298)

Balance December 31, 2007	$(11,735)

Net Change associated with hedging transactions	(9,226)

Balance December 31, 2008	$(20,961)

Net Change associated with current year hedging transactions	4,192

Net amounts reclassified to earnings	17,668

Balance December 31, 2009	$899

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(15) Income Taxes
The total income tax expense (benefit) provided on pre-tax income was allocated as follows:

	Years Ended December 31,
	2009	2008	2007

Continuing operations	$(33,023)	$52,242	$9,965
Discontinued operations	(5,476)	(11,035)	(1,335)

	$(38,499)	$41,207	$8,630

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Years Ended December 31,
	2009	2008	2007
Current tax expense (benefit):
Federal	$19,644	$49,470	$10,353
State	(1,629)	13,526	(251)

	$18,015	$62,996	$10,102

Deferred tax expense (benefit):
Federal	$(51,583)	$(9,678)	$(1,737)
State	545	(1,076)	1,600

	$(51,038)	$(10,754)	$(137)

Total income tax expense (benefit):
Federal	$(31,939)	$39,792	$8,616
State	(1,084)	12,450	1,349

	$(33,023)	$52,242	$9,965

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense (benefit) is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory income tax expense	$11,824	$87,795	$14,993
Increases (reductions) in taxes due to:
Percentage depletion allowance	(29,286)	(22,508)	(9,851)
Extraterritorial income exclusion	—	(1,945)	—
Deduction for domestic production activities	—	(4,233)	—
State taxes, net of federal tax impact	(767)	7,906	872
Change in valuation allowances	(21,324)	(16,966)	3,238
Loss disallowance	—	2,147	—
Non-deductible transaction costs	3,214	—	—
Other, net	3,316	46	713

Income tax expense (benefit)	$(33,023)	$52,242	$9,965

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

	December 31,
	2009	2008
Deferred tax assets
Property and equipment	$—	$39,966
Asset retirement obligations	79,157	38,710
Other liabilities	58,388	23,821
Postretirement medical benefit obligations	254,966	23,859
Alternative minimum tax credit carryforwards	80,676	13,507
Goodwill	11,849	13,223
Workers’ compensation benefit obligations	16,952	3,988
Deferred gains on sales of property investments	1,012	1,236
Defined benefit pension expenses	25,277	—
Derivatives	3,648	—
Other assets	11,361	1,061
Net operating loss carryforwards	40,547	—

Gross deferred tax assets	583,833	159,371
Less valuation allowance	(10,950)	(21,324)

Total net deferred tax assets	572,883	138,047

Deferred tax liabilities
Property and equipment	(694,919)	—
Coal supply agreements	(129,749)	—
Other assets	—	(1,129)
Prepaid insurance and other prepaid expenses	(30,832)	(5,333)
Advanced mining royalties	(5,142)	(6,261)
Virginia tax credit	(7,990)	(8,474)
Debt discount	(30,952)	(33,161)

Total deferred tax liabilities	(899,584)	(54,358)

Net deferred tax asset (liability)	$(326,701)	$83,689

The breakdown of the net deferred tax asset (liability) as recorded in the accompanying Consolidated Balance Sheets is as follows:

	December 31,
	2009	2008
Current liability	$(10,237)	$—
Noncurrent asset / (liability)	(316,464)	83,689

Total net deferred tax asset / (liability)	$(326,701)	$83,689

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Changes in the valuation allowance during the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Valuation allowance beginning of period	$21,324	$44,368
Increase in valuation allowance not affecting income tax expense	10,950	1,473
Decrease in valuation allowance recorded as a reduction to income tax expense-continuing operations	(21,324)	(16,930)
Increase in valuation allowance recorded as a reduction to income tax expense-discontinuing operations	—	5,551
Decrease in valuation allowance not affecting income tax expense	—	(13,138)

Valuation allowance end of period	$10,950	$21,324

During the third quarter, the Company reversed its valuation allowance that existed at June 30, 2009 in the amount of $22,185 ($21,324 for the year ended December 31, 2009). The reversal of the valuation allowance was triggered by the Company moving from a net deferred tax asset position to a net deferred tax liability position on its condensed consolidated balance sheet as a result of the Merger.
The Company has concluded that it is more likely than not that deferred tax assets, net of valuation allowances, currently recorded will be realized. The Company monitors the valuation allowance each quarter and makes adjustments to the allowance as appropriate.
At December 31, 2009, the Company has regular net operating loss carry-forwards for Federal income tax purposes of $77,401 which are available to offset future regular Federal tax income, if any, generally through 2029. The Company has gross net operating loss carry-forwards for state income taxes of $186,900 which are available to offset future state taxable income generally through 2029. A valuation allowance has been provided for $148,770 of the state net operating losses. The Company also has alternative minimum tax credit carry-forwards of approximately $80,676, which are available to reduce future Federal regular income taxes, if any, over an indefinite period.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $39,944 as of December 31, 2009. The Company believes that it is reasonably possible that total unrecognized benefits recorded as of December 31, 2009 will significantly change during the next twelve months as a result of statutes closing and the potential of finalizing examinations. At this time, due to ongoing examinations, we are unable to estimate the amount of the change.
The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2009, the Company has recorded accrued interest expense of $250. In addition, the Company has accrued interest income of $735 for those uncertain positions where no additional cash taxes are projected due.
The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	December 31,
	2009	2008	2007
Unrecognized tax benefits – beginning of period	$7,229	$5,500	$1,437
Gross adjustments — Merger	3,400	—	—
Gross increases – tax positions in prior periods	2,983	14	517
Gross decreases – tax positions in prior periods	—	(642)	(857)
Gross increases – current period tax positions	26,332	2,357	4,403

Unrecognized tax benefits — end of period	$39,944	$7,229	$5,500

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Tax years 2005, 2006, 2007, and 2008 remain open to federal and state examination. The Internal Revenue Service initiated corporate income tax audits during the first quarter of 2007 for the Company’s 2005 tax year and during the first quarter of 2009 for the Company’s 2006 and 2007 tax years. These audits are still ongoing. Proposed adjustments to date have been included in the provision calculation, and the Company expects the examination to last through the second quarter of 2010 with statutes open until the second quarter of 2011.
(16) Employee Benefit Plans
The Company sponsors or participates in several benefit plans for its employees, including postemployment health care and life insurance, defined benefit and defined contribution pension plans, and workers’ compensation and black lung benefits. In connection with the Merger, the Company assumed all of the employee benefit plans of Foundation (the “Foundation Plans”) and is contractually obligated to continue to provide similar or improved benefits to those Foundation Plans for a period of eighteen months after the Merger date.
(a) Company Administered Postretirement Health Care and Life Insurance Benefits
Three of Old Alpha’s subsidiaries assumed collective bargaining agreements as part of two acquisitions that require these subsidiaries to provide postretirement medical benefits to certain employees who retire after the acquisition closing dates. In each case, however, the sellers have retained the obligation to provide postretirement medical benefits to employees who retired prior to the acquisition closing dates (December 13, 2002 and March 11, 2003, respectively) and to employees who were not retained by these subsidiaries. In addition, one of the sellers retained the obligation to provide postretirement medical benefits to a significant number of the employees who have worked for the Company after the acquisition closing, namely, those employees who met the eligibility criteria by December 31, 2003, even if the employees will not retire until sometime in the future. These plans are unfunded and the measurement date is December 31 of each year.
Effective July 1, 2004, Old Alpha adopted a plan offering postretirement medical benefits to active union-free employees that will provide a credit of twenty dollars per individual, or forty dollars per family, per year of service for pre-65 year old retirees and nine dollars per month per year of service for post-65 year old retirees toward the purchase of medical benefits (as defined) from the Company. Effective April 1, 2005 and October 3, 2005, the plan was amended to replace two union retiree medical plans with a defined dollar benefit similar to the union-free plan. The Company credits employees assumed in acquisitions for up to ten years of credited service for service with the acquired companies and records the applicable prior service cost at the time the acquisition is completed. In 2007, the Company amended one of the existing plans that resulted in an additional $508 of prior service costs.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The components of the change in accumulated benefit obligations of the plans for postretirement medical benefits were as follows:

	December 31,
	2009	2008

Change in benefit obligations:
Accumulated benefit obligation-beginning period:	$61,292	$54,784
Service cost	2,273	2,777
Interest cost	4,012	3,421
Actuarial loss	5,227	551
Benefits paid	(437)	(241)
Curtailment	(1,927)	—

Accumulated benefit obligation-end of period	$70,440	$61,292

Change in fair value of plan assets:
Employer contributions	$(437)	$(241)
Benefits paid	437	241

Fair value of plan assets at December 31	—	—

Funded status	$(70,440)	$(61,292)

Amounts recognized in the balance sheet:
Current liabilities	$(1,733)	$(1,081)
Long-term liabilities	(68,707)	(60,211)

	$(70,440)	$(61,292)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$10,822	$14,238
Net actuarial (gain) loss	2,480	(2,898)

	$13,302	$11,340

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The following table details the components of the net periodic benefit cost for postretirement medical benefits:

	Year Ended December 31,
	2009	2008	2007

Service cost	$2,273	$2,777	$3,026
Interest cost	4,012	3,421	3,067
Amortization of net loss	(150)	—	—
Amortization of prior service cost	2,202	2,367	2,351
Other	(712)	—	—

Net periodic benefit cost	$7,625	$8,565	$8,444

The net periodic benefit cost for postretirement medical benefits from continuing operations was $7,759, $7,782 and $7,674 for the years ended December 31, 2009, 2008, and 2007, respectively.
The following details the amounts expected to be recognized as components of net periodic benefit cost for postretirement medical benefits in 2010:

Prior service cost	$2,200

$2,200

The discount rates used in determining the postretirement medical benefit obligations as of December 31, 2009 and 2008 were 5.88% and 6.17%, respectively. The discount rates used in determining net periodic postretirement medical benefit cost were 6.17%, 6.44% and 5.92% for the years ended December 31, 2009, 2008 and 2007, respectively. The discount rate assumption is determined from a published yield-curve table matched to the timing of the Company’s projected cash out flows.
The weighted average annual rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for postretirement medical benefits assumed is 11% for 2010, decreasing to 5% in 2015 and thereafter.
Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2009:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$69	$(46)
Effect on accumulated postretirement benefit obligation	$858	$(709)
In conjunction with the Merger, the Company assumed Foundation’s postretirement medical and life insurance plans (the “Foundation postretirement plans”). The Foundation postretirement plans provide benefits for most former Foundation employees who reach normal, or in certain cases, early retirement age while employed by the Company. The Foundation postretirement plans for salaried and nonunion represented hourly employees are contributory, with annual adjustments to retiree contributions and contain other cost-sharing features such as deductibles and coinsurance. The Foundation postretirement plan covering union employees is established by collective bargaining and is noncontributory.
In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) was enacted in the United States. The MMA introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of benefit plans such as the Foundation postretirement plans as long as the provided benefits are actuarially equivalent to Medicare Part D. The MMA reduced the Company’s net periodic benefit cost for the Foundation postretirement plans for the five months ended December 31, 2009 by approximately $2,230.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The Company continues to provide primary prescription drug benefits to Medicare eligible participants in the Foundation postretirement plans, pursuant to final regulations issued on the MMA by the Centers for Medicare and Medicaid Services (“CMS”) on January 21, 2005. The Company is also a participant in the federal subsidy payment program under the MMA, and the Federal subsidies received in the five months ended December 31, 2009 were $837.
The following table provides the Foundation postretirement plans’ components of net periodic benefit cost for the five months ended December 31, 2009:

Service cost	$3,506
Interest cost	13,434

Total	$16,940

Other changes in the Foundation postretirement plans’ assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

Current year actuarial loss	$(20,519)

Total recognized in net period benefit cost and other comprehensive (loss) income	$(3,579)

No amounts are estimated to be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2010.
The following tables set forth the change in the Foundation postretirement plans’ benefit obligations and funded status for the five months ended December 31, 2009:

Change in benefit obligation:
Net benefit obligation, July 31, 2009	$556,726
Service cost	3,506
Interest cost	13,434
Actuarial gain	(20,519)
Benefits paid	(9,988)
Less: Federal subsidy on benefits paid	837

Net benefit obligation at end of period	$543,996

Change in fair value of plan assets:
Fair value of plan assets, July 31, 2009	$—
Employer contributions	9,988
Benefits paid	(9,988)

Fair value of plan assets at end of period	—

Funded status	(543,996)

Accrued benefit cost at end of year	(543,996)
Less: current portion	25,660

Noncurrent obligation	$(518,336)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Gross amounts recognized for the Foundation postretirement plans in Accumulated other comprehensive (loss) income consisted of the following as of December 31, 2009:

Net actuarial gain as of measurement date	$(20,519)

The weighted-average assumptions used to determine the Foundation postretirement plans’ benefit obligation as of December 31, 2009 were as follows:

Discount rate	5.83%
Rate of increase in future compensation	5.00%
The weighted-average assumptions used to determine the Foundation postretirement plans’ net periodic benefit cost were as follows:

Discount rate	5.83%
Rate of increase in future compensation	5.00%
Measurement date	July 31, 2009
The following presents information about the Foundation postretirement plans’ weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

Health care cost trend rate assumed for the next year	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2015
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on the Foundation postretirement plans as of and for the year ended December 31, 2009:

	One-	One-
	Percentage-	Percentage-
	Point	Point
	Increase	Decrease
Effect on total service and interest cost components	$2,737	$(2,210)
Effect on postretirement benefit obligation	$73,351	$(60,919)
Employer contributions for the Company’s (Foundation and Old Alpha) postretirement medical and life insurance benefit plans paid for the years ended December 31, 2009 and 2008 were $9,590 and $241, respectively, net of federal subsidies received under the MMA. Employee contributions are not expected to be made and the Company’s plans are unfunded. The Company expects to contribute approximately $27,393 to its postretirement medical and life insurance plans in 2010.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The following represents the Company’s (Foundation and old Alpha) expected future postretirement medical and life insurance benefit payments for the next ten years, which reflect expected future service, as appropriate, and the expected federal subsidy related to MMA:

	Postretirement
	Medical and
	Life Insurance	Expected
	Benefits	Federal Subsidy
2010	$29,488	$2,095
2011	32,702	2,330
2012	35,280	2,646
2013	38,129	2,928
2014	40,904	3,257
2015-2019	248,275	25,522

	$424,778	$38,778

(b) Company Administered Defined Benefit Pension Plans
In conjunction with the Merger, the Company assumed Foundation’s two non-contributory defined benefit retirement plans (the “Pension Plan(s)”) covering certain salaried and non-union hourly employees and a non-qualified Supplemental Executive Retirement Plan (“SERP”). Benefits are based on either the employee’s compensation prior to retirement or “plan specified” amounts for each year of service with the Company.
Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds.
The following table provides components of net periodic benefit cost for the five months ended December 31, 2009:

Service cost	$3,511
Interest cost	5,884
Expected return on plan assets	(4,646)

Total	$4,749

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

Current year actuarial loss	$(5,141)

Total recognized in other comprehensive income	$(5,141)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(392)

The estimated amount that will be amortized from Accumulated other comprehensive (loss) income into net period benefit cost in 2010 is as follows:

Actuarial loss	$262

Total	$262

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status for the five months ended December 31, 2009:

Change in benefit obligation:
Benefit obligation at beginning of period	$250,949
Service cost	3,511
Interest cost	5,884
Actuarial loss	3,755
Benefits paid	(10,058)
Curtailment	(676)

Benefit obligation at end of period	$253,365

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$126,624
Actual return on plan assets	12,865
Employer contributions	27,986
Benefits paid	(10,058)

Fair value of plan assets at end of period	157,417

Funded status	(95,948)

Accrued benefit cost at end of year	$(95,948)

Gross amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2009 were as follows:

Net actuarial loss	$262

Total loss recognized in accumulated other comprehensive income (loss)	$262

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets as of December 31, 2009:

Projected benefit obligation	$253,365

Accumulated benefit obligation	$226,133

Fair value of plan assets	$157,417

The current portion of the Company’s Pension Plan liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets. However, even though the plan may be underfunded, if there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months, no current liability should be recognized. Accordingly, there was no current pension liability reflected in the Consolidated Balance Sheets as of December 31, 2009.
The weighted-average actuarial assumptions used in determining the benefit obligations as of December 31, 2009 were as follows:

Discount rate	5.76%
Rate of increase in future compensation	5.00%

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The weighted-average actuarial assumptions used to determine net periodic benefit cost for the five months ending December 31, 2009 were as follows:

Discount rate	5.73%
Rate of increase in future compensation	5.00%
Expected long-term return on plan assets	8.00%
Measurement date	July 31, 2009
The expected long-term return on Pension Plan assets is established at the beginning of each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisor. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2010, the Company will utilize an expected long-term return on plan assets of 8.00%.
Assets of the Pension Plans are commingled in the Foundation Coal Defined Benefit Plans Master Trust (“Master Trust”) and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with the Master Trust’s outside investment advisor. The plans’ target allocation for 2010 and the actual asset allocation as reported at December 31, 2009 are as follows:

	Target
	Allocation	Percentage of
	Percentages	Plan Assets
	2010	2009
Equity funds	57.0%	59.5%
Fixed income funds	28.0%	33.5%
Alternative investment funds/private equity funds	9.0%	3.3%
Real estate funds	6.0%	3.7%

Total	100.0%	100.0%

The asset allocation targets have been set with the expectation that the plans’ assets will fund the plans’ expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations the Benefits Committee has relied in part upon an Asset/Liability Study performed by the Master Trust’s outside investment advisor. This study considers the demographics of the Pension Plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a range of approximately plus or minus 2% of the target allocation.
For the five months ended December 31, 2009, $27,986 of cash contributions were made to the Pension Plans and SERP. The Company expects to contribute approximately $30,000 to the Pension Plans in 2010.
The following represents expected future pension benefit and SERP payments for the next ten years, which reflect expected future service, as appropriate:

Pension
Benefits
2010	$10,770
2011	14,900
2012	16,206
2013	17,099
2014	19,627
2015-2019	119,079

$197,681

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The fair values of the Company’s Pension Plan assets at December 31, 2009, by asset category are as follows:
Fair Value Measurements at December 31, 2009

		Quoted Market
		Prices in Active
		Market for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
U.S. large-cap structured fund	$34,267	$—	$34,267	$—
U.S. small-cap fund	8,136		8,136
U.S. growth fund	10,641	—	10,641	—
U.S. value fund	10,640		10,640
International fund	24,663	—	24,663	—
Emerging markets fund	4,965	—	4,965	—
Real estate equity fund	5,727	—	—	5,727
Fixed income securities:	—	—	—	—
Bond fund (a)	52,540	—	52,540	—
Other types of investments:	—	—	—	—
Private equity funds (b)	3,877	12	—	3,865
Diversified alternatives fund (c)	1,312	—	—	1,312

Total	$156,768	$12	$145,852	$10,904

Receivable (d)	649

Total	$157,417

(a)	This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.

(b)	This category includes several private equity funds that invest primarily in U.S. and European markets.

(c)	This fund contains several underlying funds that invest primarily in U.S. markets and other world markets.

(d)	Receivable for investments sold at December 31, 2009, which approximates fair value.
Changes in level 3 plan assets for the five months ended December 31, 2009 were as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real estate	Private	Diversified
	Equity	Equity	Alternative
	Fund	Funds	Fund	Total

Beginning balance, July 31, 2009	$6,611	$3,355	$1,733	$11,699

Actual return on plan assets:
Relating to assets still held at the reporting date	(854)	356	(228)	(726)
Relating to assets sold during the period	3	—	(62)	(59)
Purchases, sales, and settlements	(33)	154	(131)	(10)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, December 31, 2009	$5,727	$3,865	$1,312	$10,904

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The following is a description of the valuation methodologies used for assets measured at fair value:
Level 1 Plan Assets: Assets consist of individual security positions which are easily traded on recognized market exchanges. These securities are priced and traded daily, and therefore the fund is valued daily.
Level 2 Plan Assets: Funds consist of individual security positions which are mostly securities easily traded on recognized market exchanges. These securities are priced and traded daily, and therefore the fund is valued daily.
Level 3 Plan Assets: Assets are valued monthly or quarterly based on the Net Asset Value “NAV” provided by managers of the underlying fund investments. The NAVs provided typically reflect the fair value of each underlying fund investment, including unrealized gains and losses.
(c) Multi-Employer Pension Plans
Three of Old Alpha’s subsidiaries assumed collective bargaining agreements as part of two acquisitions (December 13, 2002 and March 11, 2003) that require them to participate in the United Mine Workers of America (“UMWA”) 1950 and 1974 pension plans. Also, in conjunction with the Merger, the Company assumed Foundation’s participation in the UMWA 1950 and 1974 pension plans, which relate to Foundation’s active hourly workforce in Pennsylvania. These plans are multi-employer pension plans administered by the UMWA, and the Company is required to make contributions to these plans at rates defined by the contract. For the years ended December 31, 2009, 2008 and 2007 the Company incurred expense related to these UMWA pension plans of $8,195, $2,045 and $1,238, respectively.
Some of Old Alpha’s subsidiaries are required to make contributions to the 1993 UMWA Benefit Plan of fifty cents per signatory hour worked. The contributions that the Company made to this plan for the years ended December 31, 2009, 2008 and 2007 were $192, $191 and $84, respectively.
In connection with the Merger, the Company assumed Foundation’s obligations to the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), that provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers). The Company treats its obligations under the Coal Act as participation in a multi-employer plan and recognizes the expense as premiums are paid. Expense relative to premiums paid for the five months ended December 31, 2009, was $28. As required under the Coal Act, the Company’s obligation to pay retiree medical benefits to its UMWA retirees is secured by letters of credit in the amount of $8,351 as of December 31, 2009.
(d) Workers’ Compensation and Pneumoconiosis (Black lung)
The Company is required by federal and state statutes to provide benefits to employees for awards related to workers’ compensation and black lung. Old Alpha subsidiaries are insured for worker’s compensation and black lung obligations by a third-party insurance provider in all locations with the exception of West Virginia, where certain Old Alpha subsidiaries are self-insured for workers’ compensation state black lung related obligations. Due to the Merger, the Company assumed the workers’ compensation and black lung obligations of the Foundation subsidiaries (the “Foundation subsidiaries”). The Foundation subsidiaries acquired in the Merger are self-insured for black lung benefits and fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. The Foundation subsidiaries are also self-insured for worker’s compensation benefits with the exception of Wyoming where the Company participates in a compulsory state-run fund.
The liability for self-insured workers’ compensation claims is an actuarially determined estimate of the undiscounted ultimate losses to be incurred on such claims based on the Company’s experience, and includes a provision for incurred but not reported losses. The liability for self-insured black lung benefits is an estimate of such benefit as determined by an independent actuary at the present value of the actuarially computed liability over the employee’s applicable term of service. Adjustments to the probable ultimate liability for workers’ compensation and black lung are made annually/semi-annually based on actuarial valuations and are included in operations as these are determined.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Old Alpha Subsidiaries
For the Old Alpha subsidiaries that are fully insured for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2009, 2008 and 2007 was $19,134, $18,920 and $20,814, respectively.
The liability for Old Alpha’s self-insured workers’ compensation claims at December 31, 2009 and 2008 was $9,639 and $9,446, respectively, including a current portion of $1,120 and $1,575, respectively. Old Alpha’s self-insured workers’ compensation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $2,054, $3,331, and $2,825, respectively.
At December 31, 2009 and 2008, the Company’s unfunded accumulated black lung benefit obligation related to Old Alpha’s subsidiaries was $1,874 and $1,540, respectively. The net periodic benefit cost from continuing operations related to Old Alpha’s subsidiaries was $235, $108 and $108 for years ended December 31, 2009, 2008, and 2007, respectively. The discount rate used in determining the benefit obligation for Old Alpha’s subsidiaries at December 31, 2009 and 2008 was 4.01% and 5.81%, respectively. The discount rate used in determining net periodic benefit cost for Old Alpha’s subsidiaries was 5.81%, 5.81%, and 5.60%, for the years ended December 31, 2009, 2008, and 2007, respectively.
Estimated future cash payments related to Old Alpha’s subsidiaries as of December 31, 2009 are as follows:

2010	$281
2011	295
2012	298
2013	289
2014	292
2015-2019	711

$2,166

Foundation Subsidiaries
Due to the Merger, the measurement date for the Foundation subsidiaries’ workers’ compensation and black lung obligations was July 31, 2009.
The Foundation subsidiaries’ self-insured workers’ compensation obligations are secured by letters of credit in the amount of $64,412 and surety bonds in the amount of $6,811. The liability for the Foundation subsidiaries’ self-insured workers’ compensation benefits at December 31, 2009 was $34,242, including a current portion of $9,773. The Foundation subsidiaries’ workers’ compensation expense for the five months ended December 31, 2009 was $4,714.
The following table provides components of net periodic benefit cost related to the Foundation subsidiaries’ black lung obligations for the five months ended December 31, 2009:

Service cost	$468
Interest cost	733
Expected return on plan assets	(54)

Net periodic expense	$1,147

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Other changes in the Foundation subsidiaries’ black lung plan assets and benefit obligations recognized in Other comprehensive (loss) income are as follows:

Current year actuarial loss	$102

Total recognized in other comprehensive (loss) income	$102

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$1,249

There are no amounts estimated to be amortized from Accumulated other comprehensive (loss) income into net periodic benefit cost in 2010 related to the Foundation subsidiaries’ black lung obligations.
The following tables set forth the Foundation subsidiaries’ accumulated black lung benefit obligations, fair value of plan assets and funded status for the five months ending December 31, 2009:

Change in benefit obligation:
Benefit obligation at beginning of period	$32,648
Service cost	468
Interest cost	733
Actuarial loss (gain)	91
Benefits paid	(1,259)

Benefit obligation at end of period	$32,681

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$5,510
Actual return on plan assets	43
Benefits paid	(1,259)

Fair value of plan assets at end of period (1)	4,294

Funded status	(28,387)

Accrued benefit cost at end of year	$(28,387)

(1)
Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

Gross amounts related to the Foundation subsidiaries’ black lung obligations recognized in Accumulated other comprehensive (loss) income consisted of the following as of December 31, 2009:

Net actuarial loss as of measurement date	$102

The weighted-average assumptions related to the Foundation subsidiaries’ black lung obligations used to determine the benefit obligation as of December 31, 2009 were as follows:

Discount rate	5.78%
Rate of increase in future compensation	3.00%

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The weighted-average assumptions related to the Foundation subsidiaries’ black lung obligations used to determine net periodic benefit cost were as follows:

Discount rate	5.48%
Rate of increase in future compensation	3.00%
Expected long-term return on plan assets	3.00%
Measurement date	July 31, 2009
Estimated future cash payments related to Foundation subsidiaries’ black lung obligations for the fiscal years ending after December 31, 2009 are as follows:

Year ending December 31:
2010	$1,547
2011	1,625
2012	1,705
2013	1,842
2014	2,027
2015-2019	12,717

$21,463

(e) Defined Contribution and Profit Sharing Plans
The Company sponsors a 401(k) Savings-Investment Plan (“the Old Alpha 401(k) plan”) to assist its eligible employees in providing for retirement. The Company contributes 3% of compensation, as defined under the plan, for every employee who is eligible to participate in the plan. Participants also receive a 50% matching contribution from the Company on their contributions of up to 4% of their total compensation, as defined under the plan. Total Company contributions from continuing operations for the years ended December 31, 2009, 2008 and 2007, were $10,901, $10,670, and $8,983, respectively.
In connection with the Merger, the Company assumed Foundation’s defined contribution and profit sharing plans (the “Foundation contribution plans”) that cover a portion of its employees. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s expense related to these plans was $1,451 for the five months ended December 31, 2009.
(f) Self-Insured Medical Plan
Old Alpha subsidiaries are principally self-insured for health insurance coverage provided for all of its employees. In addition, Old Alpha subsidiaries utilize commercial insurance to cover specific claims in excess of $500. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and includes a component for incurred but not reported claims. During the years ended December 31, 2009, 2008 and 2007, Old Alpha subsidiaries incurred total claims expense from continuing operations of $42,831, $35,188 and $28,896, respectively, which represents claims processed and an estimate for claims incurred but not reported.
In connection with the Merger, the Company assumed Foundation’s health care coverage for all of its employees under a number of plans the Foundation subsidiaries had in place at the time of the Merger. The Foundation subsidiaries are self-insured for the cost of health care coverage. During the five months ended December 31, 2009, the Foundation subsidiaries had incurred total claims expense of $20,250, which represent the claims processed and an estimate for claims incurred but not reported.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(17) Stock-Based Compensation Awards
The Company’s primary stock-based compensation plan is the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (the “2005 LTIP”). The principal purpose of the 2005 LTIP is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The 2005 LTIP provides for a variety of awards, including non-qualified stock options (“options”), incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), stock appreciation rights, non-vested shares, dividend equivalents, performance-based awards and other stock-based awards. The 2005 LTIP is currently authorized for the issuance of awards for up to 8,838,841 shares of common stock. At December 31, 2009, 4,476,502 shares of common stock were available for grant under the 2005 LTIP. Due to certain restrictions in the 2005 LTIP, the Company cannot grant stock-based awards to legacy employees of Foundation that became employees of the Company subsequent to the Merger on July 31, 2009.
On July 31, 2009, subsequent to the Merger, the Company adopted the Foundation Amended and Restated 2004 Stock Incentive Plan (the “2004 SIP”). The 2004 SIP permits the Company to grant its key employees, directors and consultants options, stock appreciation rights, restricted stock or other stock-based awards. The awards under the 2004 SIP may be granted at fair value with an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The 2004 SIP is currently authorized for the issuance of awards for up to 6,480,675 shares of common stock, and as of December 31, 2009, 1,396,816 shares of common stock were available for grant under the plan.
Upon vesting of restricted stock and restricted share units (both time-based and performance-based) or the exercise of options, shares are issued from the 2005 LTIP and the 2004 SIP, respective of which plan the awards were granted from.
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). During the year ended December 31, 2009, the Company repurchased 309,457 common shares from employees at an average price paid per share of $28.68. Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in Treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from.
At December 31, 2009, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and options. Stock-based compensation expense from continuing operations totaled $37,802, $17,344, and $9,539 for the years ended December 31, 2009, 2008, and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, approximately 78%, 52%, and 61%, respectively, of stock-based compensation expense from continuing operations is reported as Selling, general and administrative expenses and approximately 22%, 48%, and 39%, respectively, of the stock-based compensation expense from continuing operations was recorded as a component of Cost of coal sales. The total tax benefit recognized for stock-based compensation for the years ending December 31, 2009, 2008 and 2007 were $434, $3,608 and $2,275, respectively.
Below is a summary of the key terms and methods of valuation for the Company’s stock-based compensation.
Restricted Stock Awards
The Company grants certain of its executive officers, directors and key employee’s restricted stock of Alpha Natural Resources, Inc. common stock pursuant to the Company’s 2005 LTIP. The Company can also grant certain of its executive officers, directors and key employee’s restricted stock of Alpha Natural Resources, Inc. common stock pursuant to the Company’s 2004 SIP, of which none were granted in 2009. For executive officers and key employees, the restricted stock vest ratably over three-year periods or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the company. For the Company’s directors, restricted stock grants vest at the time of grant, but are restricted until six months after termination of such director’s service on the Company’s Board of Directors (with accelerated vesting upon a change of control). The fair value of restricted share awards is estimated based on the closing stock price at the date of the grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures, which is being amortized over the requisite service periods.
During the years ended December 31, 2009, 2008, and 2007, the Company granted restricted shares to its executive officers, directors and key employees in the amount of 921,901, 399,561, and 611,863, respectively, of which 1,189,271 remain outstanding at December 31, 2009.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Restricted stock award activity for the year ended December 31, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	952,789	$19.33
Granted	921,901	$18.92
Vested	(521,333)	$19.80
Forfeited/Expired	(164,086)	$18.59

Non-vested shares outstanding at December 31, 2009	1,189,271	$18.97

The fair value of restricted stock awards that vested for the years ended December 31, 2009, 2008 and 2007 was $11,453, $11,874 and $2,029. As of December 31, 2009, there was $10,045 of unamortized compensation cost related to non-vested restricted stock awards which is expected to be recognized as expense over a weighted-average period of 1.84 years.
Restricted Share Units
Time-Based Share Units
The Company grants certain of its executive officers, directors and key employees time-based share units of common stock pursuant to the Company’s 2005 LTIP and the 2004 SIP, which the Company adopted subsequent to the Merger with Foundation on July 31, 2009. For time-based share units awarded to executive officers and key employees, the share units vest, subject to continued employment, ratably over three-year periods or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the company. For the Company’s directors, time-based share unit awards vest at the time of grant, but are restricted until six months after termination of such director’s service on the Company’s Board of Directors (with accelerated vesting upon a change of control). The fair value of time-based share unit awards is estimated based on the closing stock price at the date of the grant, and, for purposes of expense recognition, the total number of awards expected to vest is adjusted for estimated forfeitures, which is being amortized over the requisite service periods. Upon vesting of time-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
During the years ended December 31, 2009, 2008, and 2007, the Company granted time-based share units under the 2005 LTIP to certain executive officers, directors and key employee’s in the amount of 218,750, 5,925, and 6,296, respectively, of which 214,804 remained outstanding at December 31, 2009.
During the year ended December 31, 2009, the Company granted time-based share units under the 2004 SIP to certain executive officers, directors and key employee’s in the amount of 139,650 from the 2004 SIP, all of which remained outstanding at December 31, 2009.
On July 31, 2009, the Company assumed 540,002 former Foundation performance share unit awards that converted to time-based share units upon change of control due to the Merger. These awards vest over various periods through February 29, 2012. The Company determined the fair value of these share units at the time of the Merger was $8,541, which will be recognized over the requisite service periods of the awards. On December 28, 2009, 8,242 of these share units were converted into common shares and were subsequently repurchased by the Company at an average price of $45.37 per share to satisfy tax obligations related to early retirement eligible employees, as defined in the 2004 SIP. At December 31, 2009, 531,760 of these time-based share units remained outstanding.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Time-based share unit activity for the year ended December 31, 2009 is summarized in the following table:

		Weighted- Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	17,056	$26.39
Assumed	540,002	$33.31
Granted	358,400	$33.40
Vested	(8,242)	$33.32
Forfeited/Expired	(21,002)	$33.81

Non-vested shares outstanding at December 31, 2009	886,214	$33.17

The fair value of time-based share unit awards that vested in the year ended December 31, 2009 was $374. As of December 31, 2009, there was $11,721 of unamortized compensation cost related to non-vested time-based share units which is expected to be recognized as expense over a weighted-average period of 2.09 years.
Performance-Based Share Units
The Company grants certain of its executive officers and key employees performance-based share units of Alpha Natural Resources, Inc. common stock pursuant to the Company’s 2005 LTIP. The Company can also grant certain of its executive officers and key employees performance-based share units pursuant to the Company’s 2004 SIP, of which none were granted in 2009. The performance-based share units awarded under the 2005 LTIP and the 2004 SIP cliff vest after three years, subject to continued employment (with accelerated vesting upon a change of control). Upon vesting of performance-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.
During 2009, the Company awarded 355,672 performance-based share units, of which 336,982 remain outstanding as of December 31, 2009. Recipients of these awards can receive shares of the Company’s common stock at the end of a performance period which ends on December 31, 2011, based on the Company’s actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance-based share units represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company’s common stock on the grant date and is being amortized over the performance period. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. Prior to November 18, 2009, the portion of the awards related to strategic goals did not meet the definition of a grant date. After the successful completion of the Merger, the Company determined that attainment of the strategic goals of the awards was achieved on November 18, 2009, thus requiring the Company to recognize the associated expense based on the closing stock price on that date. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At December 31, 2009, the Company had assessed the operating income, strategic goals and total shareholder return targets as probable of achievement. As of December 31, 2009, there was $7,667 of unamortized compensation cost related to the 2009 performance-based share units which is expected to be recognized as expense over a weighted-average period of 1.97 years.
During 2008, the Company awarded 165,045 performance-based share units, of which 151,035 remain outstanding as of December 31, 2009. Recipients of these awards can receive shares of the Company’s common stock at the end of a performance period which ends on December 31, 2010, based on the Company’s actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance-based share units represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company’s common stock on the grant date and is being amortized over the performance period. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. Prior to

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
November 18, 2009, the portion of the awards related to strategic goals did not meet the definition of a grant. After the successful completion of the Merger, the Company determined that attainment of the strategic goals of the awards was achieved on November 18, 2009, thus requiring the Company to recognize the associated expense based on the closing stock price on that date. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At December 31, 2009, the Company had assessed the operating income, strategic goals and total shareholder return targets as probable of achievement. As of December 31, 2009, there was $1,752 of unamortized compensation cost related to the 2008 performance-based share units which is expected to be recognized as expense over a weighted-average period of 1.02 years.
During 2007, the Company awarded 377,247 performance-based share units, of which 301,275 remain outstanding as of December 31, 2009. Recipients of these awards can receive shares of the Company’s common stock at the end of a performance period which ended on December 31, 2009, based on the Company’s actual performance against pre-established operating income goals, strategic goals, and total shareholder return goals. In order to receive the shares, the recipient must also be employed by the Company on the vesting date. The performance-based share units represent the number of shares of common stock to be awarded based on the achievement of targeted performance and may range from 0 percent to 150 percent of the targeted amount. The grant date fair value of the awards related to operating income targets is based on the closing price of the Company’s common stock on the grant date and is being amortized over the performance period. The fair value of the awards related to total shareholder return targets is based upon a Monte Carlo simulation and is being amortized over the performance period. Prior to November 18, 2009, the portion of the awards related to strategic goals did not meet the definition of a grant date. After the successful completion of the Merger, the Company determined that attainment of the strategic goals of the awards was achieved on November 18, 2009, thus requiring the Company to recognize the associated expense based on the closing stock price on that date. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. At December 31, 2009, the Company evaluated its performance against the pre-established operating income goals, strategic goals, and total shareholder return goals and determined that there was an achievement of 150 percent of the target award, which amounts to 451,913 shares with a total compensation cost of $8,890. Accordingly, the Company adjusted the previously adjusted recorded compensation expense for these shares as of December 31, 2009, and there is $18 of compensation expense to be recognized in the remaining service period of these awards.
Performance-based share unit activity for the year ended December 31, 2009 is summarized in the following table:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	527,183	$16.59
Granted	927,010	$29.25
Earned	(35,219)	$21.15
Forfeited or expired	(66,545)	$19.30

Non-vested shares outstanding at December 31, 2009	1,352,429	$29.43

Shares in the table above are based on the maximum shares that can be awarded based on the achievement of the performance criteria. The fair value of performance-based share unit awards granted in 2006 and vested on February 10, 2009 was $748.
Non-Qualified Stock Options
On November 10, 2004, options to acquire 569,985 shares of common stock at an exercise price of $12.73 per share were issued under the 2004 LTIP to certain executive officers and key employees of Alpha Coal Management (“ACM”). On February 11, 2005, in connection with the Company’s Internal Restructuring, the outstanding options granted under the 2004 LTIP were automatically converted into options to purchase shares of Alpha common stock. These options, subject to continued employment, vest over a period of five years (with accelerated vesting upon a change of control), of which was satisfied on November 10, 2009, and have a term of ten years. There have been no awards granted from the 2004 LTIP since November 10, 2004 and no further options or awards were or will be granted under this plan. As of December 31, 2009, 86,120 options under the 2004 LTIP were outstanding and exercisable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
On February 11, 2005, options to acquire 692,905 shares of Alpha Natural Resources, Inc. common stock at the initial public offering price of $19.00 per share were issued under the 2005 LTIP to certain executive officers, directors and key employees. Also in 2005, options to acquire 10,000 and 60,000 shares of the Company’s common stock at an exercise price of $24.85 per share and $23.50 per share, respectively, were issued under the 2005 LTIP. All options issued pursuant to the 2005 LTIP vest over a period of five years and have a term of ten years, subject to continued employment or service on the Company’s Board of Directors. As of December 31, 2009, 296,105 options were outstanding and 186,524 were exercisable under the 2005 LTIP. No stock options were granted under the 2005 LTIP during the years ended December 31, 2009, 2008 and 2007, respectively.
On July 31, 2009, in connection with the Merger, the Company assumed 1,118,546 options from Foundation that were issued under the 2004 SIP and fully vested upon change of control due to the Merger. Of the 1,118,546 options assumed, 196,457 have a Merger ratio adjusted exercise price of $4.50 and 922,089 have a Merger ratio adjusted exercise price of $7.87. These options have an expiration date of August 10, 2014. The Company determined the fair value of these options at the time of the Merger and recognized a one-time charge of $600 for stock-based compensation in the third quarter of 2009. As of December 31, 2009, of the options assumed pursuant to the 2004 SIP, 82,568 of the $4.50 options were outstanding and exercisable and 583,612 of the $7.87 options were outstanding and exercisable.
The fair value of the Foundation options assumed on July 31, 2009 was estimated using the Black-Scholes option-pricing model using the following assumptions:
•	Price of the underlying stock:
•	Closing stock price for Foundation on July 31, 2009 — $35.93

•	Closing stock price for Alpha on July 31, 2009 — $33.31
•	Option exercise price:
•	Pre-conversion option exercise prices — $4.87 and $8.53

•	Post-conversion option exercise prices — $4.50 and $7.87 (Adjusted for the Merger ratio of 1.084)
•	Expected life in years — 2.51 years

•	Risk-free interest rate — 1.38%

•	Dividend yield — 0.00%

•	Expected volatility — 65.83%
The assumed options were a one-time grant at Foundation’s initial public offering to eight employees and as of the Merger date, six of these employees will continue to hold these options. Insufficient data existed to develop a reliable expected stock option life, therefore, the simplified method was utilized to estimate the expected life of these options. The expected life in years was determined by using the midpoint between the valuation date and the expiration date. Expected volatility was based on both Alpha’s and Foundation’s pre-merger implied future stock price volatilities derived from exchange traded options and actual historic stock price volatilities.
The weighted-average fair value of the Foundation options assumed on July 31, 2009 was $26.74.
Stock option activity for the year ended December 31, 2009 is summarized in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2008	519,984	$17.87
Assumed	1,118,546	$7.28
Exercised	(564,198)	$9.16
Forfeited/Expired	(25,927)	$15.39

Outstanding at December 31, 2009	1,048,405	$11.32	4.78

Exercisable at December 31, 2009	938,824	$10.35	4.73

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
As of December 31, 2009, the options outstanding and the exercisable options had an aggregate intrinsic value of $33,619 and $31,013, respectively. Cash received from the exercise of stock options during the years ended December 31, 2009, 2008, and 2007 was $5,169, $3,586, and $3,932, respectively. As of December 31, 2009, $117 of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of 0.20 years.
A summary of the Company’s options outstanding and exercisable at December 31, 2009 follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price	Shares	Life (yrs)	Price	Shares	Price
$12.73	86,120	4.90	$12.73	86,120	$12.73
$19.00	258,105	5.10	$19.00	162,524	$19.00
$24.85	2,000	5.30	$24.85	—	$—
$23.50	36,000	5.40	$23.50	24,000	$23.50
$4.50	82,568	4.60	$4.50	82,568	$4.50
$7.87	583,612	4.60	$7.87	583,612	$7.87
The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $15,186, $6,692, and $3,081, respectively. The Company currently uses authorized and unissued shares to satisfy share award exercises.
(18) Related Party Transactions
For the years ended December 31, 2009, 2008 and 2007, there were no material related party transactions.
(19) Commitments and Contingencies
(a) General
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
(b) Commitments and Contingencies
Commitments
The Company leases coal mining and other equipment under long-term operating leases with varying terms. In addition, the Company leases mineral interests and surface rights from land owners under various terms and royalty rates.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
As of December 31, 2009, aggregate future minimum non-cancelable lease payments under operating leases and minimum royalties under coal leases were as follows:

	Operating
	Leases	Coal Royalties	Total
Year Ending December 31:
2010	$5,884	$17,394	$23,278
2011	3,812	16,724	20,536
2012	2,335	16,347	18,682
2013	1,144	13,386	14,530
2014	957	9,023	9,980
Thereafter	1,299	64,460	65,759

Total	$15,431	$137,334	$152,765

For the years ended December 31, 2009, 2008 and 2007, net rent expense from continuing operations amounted to $11,463, $5,065 and $7,069, respectively, and coal royalty expense from continuing operations amounted to $79,799, $83,707 and $66,455, respectively.
Other Commitments
As of December 31, 2009, the Company had commitments to purchase 1,065 tons and 2 tons of coal at a cost of approximately $80,876 and $354 during 2010 and 2011, respectively.
In connection with the Merger, the Company assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,500, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The three remaining annual installments of $36,108 each are due on May 1, the anniversary date of the lease.
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
(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments. The amount of outstanding surety bonds related to the Company’s reclamation obligations as of December 31, 2009 is presented in Note 11.
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Letters of Credit
The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of December 31, 2009 is presented in Note 10. As of December 31, 2009, the Company had $113,633 of additional letters of credit outstanding under its revolving credit facility.
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
Nicewonder Litigation
In December 2004, prior to the Company’s Nicewonder acquisition in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became the Company’s wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI’s road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws. The plaintiff also sought an injunction prohibiting performance of the contract but has not sought monetary damages.
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
Cliffs Proposed Acquisition
On July 15, 2008, the Company entered into a definitive merger agreement pursuant to which, and subject to the terms and conditions thereof, Cliffs would acquire all of the Company’s outstanding shares. Under the terms of the agreement, for each share of the Company’s common stock, stockholders would receive 0.95 Cliffs’ common shares and $22.23 in cash. The proposed merger required approval of each company’s stockholders, for which special meetings were scheduled to take place on November 21, 2008. On November 3, 2008, the Company commenced litigation against Cliffs by filing an action in the Delaware Court of Chancery to obtain an order to require Cliffs to hold its shareholder meeting as scheduled. Later in November, each company’s Board of Directors, after considering various issues, including the then current macroeconomic environment, uncertainty in the steel industry, shareholder dynamics and risks and costs of potential litigation, determined that settlement of the litigation and termination of the merger agreement was in the best interests of its equity holders. As a result, on November 17, 2008, the Company and Cliffs mutually terminated the merger agreement and settled the litigation. The terms of the settlement agreement included a $70,000 payment from Cliffs to the Company, which net of transaction costs, resulted in a gain of $56,315.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(20) Mergers and Acquisitions
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
At the effective time of the Merger on July 31, 2009 (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01, of Foundation, other than any shares owned by Old Alpha, was converted into the right to receive 1.0840 (the “Exchange Ratio”) shares of common stock, par value $0.01, of Alpha, and each issued and outstanding share of common stock, par value $0.01, of Old Alpha, other than any shares owned by Foundation, automatically became one share of common stock of Alpha. Immediately after the Effective Time, Old Alpha’s stockholders owned approximately 59% of Alpha common stock and Foundation’s stockholders owned approximately 41% of Alpha common stock. All currently issued and outstanding options to purchase Foundation common stock vested and were converted into vested options to purchase Alpha common stock, with adjustments to reflect the Exchange Ratio, and all outstanding options to purchase Old Alpha’s common stock were converted into options to purchase Alpha common stock, without adjustment. Other outstanding equity-based awards of Foundation either vested and were converted into the right to receive 1.0840 shares of Alpha common stock, or were converted into vested and unvested awards with respect to Alpha common stock, as applicable. Other outstanding equity-based awards of Old Alpha were converted into awards with respect to Alpha common stock. No fractional shares of Alpha common stock were issued in the Merger, and Foundation’s stockholders received cash in lieu of fractional shares, if any, of Alpha common stock. The Merger qualified as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
For financial accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer. Accordingly, Old Alpha’s historical financial statements became the historical financial statements of Alpha for comparative purposes.
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
The fair value of the total consideration transferred was $1,668,398. The acquisition date fair value of each class of consideration transferred was as follows:

Common shares	$1,613,946
Other equity awards	53,393
Cash performance units	1,055
Cash-fractional shares	4

Total purchase price	$1,668,398

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Fair value of common stock issued was determined by the closing price of Old Alpha’s common stock on the day of the Merger. The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Foundation. The allocation of the purchase price has not been finalized due to the final calculation of deferred taxes, therefore, the amounts recorded below are provisional and will remain as such until a final tax return is filed for Foundation, which is anticipated to occur by the end of the first quarter of 2010. The following table presents the details of the preliminary allocation of the July 31, 2009 purchase price:

Cash	$23,505
Accounts receivable	83,531
Coal inventories	47,433
Other current assets	61,269
Property and equipment	716,749
Owned lands	76,134
Owned and leased mineral rights	1,873,347
Coal supply agreements	529,507
Other non-current assets	14,296
Goodwill	337,321

Total assets	$3,763,092

Current liabilities	(176,233)
Long-term debt, net (including current portion)	(595,817)
Asset retirement obligation (including current portion)	(99,574)
Deferred income taxes	(443,744)
Pension and post retirement obligations (including current portion)	(713,095)
Other long-term liabilities	(66,231)

Total liabilities	$(2,094,694)

Net tangible and intangible assets acquired	$1,668,398

A portion of the goodwill was allocated to Old Alpha’s reporting units expected to benefit from the synergies to be gained from the acquisition using a “with and with-out” approach. The remaining goodwill was allocated to the acquired reporting units based on the relative fair value of the net assets of the reporting units.
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Merger occurred at the beginning of each of the periods being presented. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the Merger occurred at the beginning of each of the periods presented, or of future results of operations.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The unaudited pro forma results for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008

Total revenues
As reported	$2,495,507	$2,468,753
Pro forma	$3,402,678	$4,041,014

Income (loss) from continuing operations
As reported	$66,807	$198,599
Pro forma	$(58,187)	$1,420

Earnings per share from continuing operations-basic
As reported	$0.74	$2.90
Pro forma	$(0.49)	$0.01

Earnings per share from continuing operations-diluted
As reported	$0.73	$2.83
Pro forma	$(0.49)	$0.01
Total revenues reported in the Consolidated Statements of Operations for the year ended December 31, 2009 included total revenues of $716,764 related to Foundation. The amount of earnings from continuing operations related to Foundation included in the Consolidated Statement of Operations for the year ended December 31, 2009 is not readily determinable due to various intercompany transactions and allocations that have occurred in connection with the operations of the combined company.
Acquisition of Mingo Logan
On June 29, 2007, the Company completed the acquisition of certain coal mining assets in southern West Virginia from Arch Coal, Inc. known as Mingo Logan for $43,893 including working capital and assumed liabilities. The Mingo Logan purchase consisted of coal reserves, two mines and a load-out and processing plant that is managed by the Callaway business unit.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$9,555
Property, plant, and equipment	41,892
Intangible assets	4,182

Total assets acquired	55,629

Asset retirement obligation	(11,636)
Other liabilities	(100)

Total liabilities assumed	(11,736)

Net assets acquired	$43,893

Sale of Coal Reserves
On September 30, 2008, the Company completed the sale of approximately 17.6 million tons of underground coal reserves in eastern Kentucky to a private coal producer for $13,041 in cash. The reserves were a portion of an estimated 73 million tons of reserves and other assets acquired from Progress Fuels Corporation in May 2006. The Company recorded a gain of $12,936 on the sale.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(21) Concentration of Credit Risk and Major Customers
The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. As of December 31, 2009 and 2008, trade accounts receivable from electric utilities totaled approximately $86,270 and $59,398, respectively. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Qualities and volume for coal are stipulated in coal supply agreements, and may vary from year to year within certain limits at the option of the customer. For the years ended December 31, 2009, 2008, and 2007, the Company’s 10 largest customers accounted for approximately 47%, 54% and 42% of Total revenues, respectively. Sales to the Company’s largest customer accounted for approximately 12% of Total revenues for the years ended December 31, 2009 and 2008 and less than 10% for the year ended December 31, 2007.
(22) Segment Information
The Company discloses information about operating segments using the management approach, where segments are determined and reported based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company periodically evaluates its application of accounting guidance for reporting its segments.
The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Merger, Old Alpha had only one reportable segment, Coal Operations, which included operations in Central and Northern Appalachia. As a result of the Merger, the Company changed its organizational structure and re-evaluated its reportable segments. Based on review of the required economic characteristics, the Company aggregated its operating results into two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of December 31, 2009 and Eastern Coal Operations, which consists of 36 underground mines and 23 surface mines in Central and Northern Appalachia, as well as the Company’s road construction business which operates in Central Appalachia and coal brokerage activities.
In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as Income from continuing operations plus Interest expense, Income tax expense, Amortization of coal supply agreements, net and Depreciation, depletion and amortization, less Interest income and income tax benefit. All prior period segment information has been reclassified to conform to this new presentation.
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2009 and segment assets as of December 31, 2009 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$2,249,027	$218,613	$27,867	$2,495,507
Amortization of acquired coal supply agreements, net	$78,537	$49,071	$—	$127,608
Depreciation, depletion, and amortization	$219,047	$25,562	$7,786	$252,395
EBITDA from continuing operations	$524,042	$39,278	$(68,477)	$494,843
Capital expenditures	$157,121	$18,310	$11,662	$187,093
Goodwill	$304,900	$47,681	$5,287	$357,868
Total assets	$3,654,956	$716,454	$751,361	$5,122,771
The following table presents a reconciliation of EBITDA from continuing operations to Income from continuing operations:

	Year Ended December 31, 2009
	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
EBITDA from continuing operations	$524,042	$39,278	$(68,477)	$494,843
Interest expense	(18,843)	(2,275)	(61,707)	(82,825)
Interest income	(2,887)	—	4,656	1,769
Income tax benefit (expense)	—	—	33,023	33,023
Depreciation, depletion and amortization	(219,047)	(25,562)	(7,786)	(252,395)
Amortization of acquired coal supply agreements, net	(78,537)	(49,071)	—	(127,608)

Income from continuing operations	$204,728	$(37,630)	$(100,291)	$66,807

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2008, and segment assets as of December 31, 2008 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$2,454,702	$—	$14,051	$2,468,753
Depreciation, depletion, and amortization	$162,902	$—	$2,067	$164,969
EBITDA from continuing operations	$421,572	$—	$26,699	$448,271
Capital expenditures	$125,049	$—	$1,574	$126,623
Goodwill	$20,547	$—	$—	$20,547
Total assets	$873,565	$—	$836,273	$1,709,838
The following table presents a reconciliation of EBITDA from continuing operations to Income from continuing operations:

	Year Ended December 31, 2008
	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
EBITDA from continuing operations	$421,572	$—	$26,699	$448,271
Interest expense	(78)	—	(39,734)	(39,812)
Interest income	713	—	6,638	7,351
Income tax benefit (expense)	—	—	(52,242)	(52,242)
Depreciation, depletion and amortization	(162,902)	—	(2,067)	(164,969)
Amortization of acquired coal supply agreements, net	—	—	—	—

Income from continuing operations	$259,305	$—	$(60,706)	$198,599

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2007, and segment assets as of December 31, 2007 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$1,799,798	$—	$6,356	$1,806,154
Depreciation, depletion, and amortization	$152,269	$—	$1,718	$153,987
EBITDA from continuing operations	$239,440	$—	$(4,515)	$234,925
Capital expenditures	$93,017	$—	$1,819	$94,836
Goodwill	$20,547	$—	$—	$20,547
Total assets	$964,552	$—	$246,362	$1,210,914
The following table presents a reconciliation of EBITDA from continuing operations to Income from continuing operations:

	Year Ended December 31, 2007
	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
EBITDA from continuing operations	$239,440	$—	$(4,515)	$234,925
Interest expense	(235)	—	(40,131)	(40,366)
Interest income	472	—	1,794	2,266
Income tax benefit (expense)	—	—	(9,965)	(9,965)
Depreciation, depletion and amortization	(152,269)	—	(1,718)	(153,987)
Amortization of acquired coal supply agreements, net	—	—	—	—

Income from continuing operations	$87,408	$—	$(54,535)	$32,873

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The Company sells produced, processed and purchased coal to customers in the United States and in international markets, primarily Brazil, Italy, Belgium, Canada, and Spain. Export coal revenues from continuing operations which includes freight and handling revenues, totaled $767,793 or approximately 32% of Total revenues from continuing operations for the year ended December 31, 2009; $1,290,553 or approximately 52% of Total revenues from continuing operations for the year ended December 31, 2008; and $686,744 or approximately 38% of Total revenues from continuing operations for the year ended December 31, 2007. Included in total export revenues from continuing operations were: sales totaling $179,554 to customers located in Brazil during the year ended December 31, 2009; sales totaling $187,343 to customers located in Brazil during the year ended December 31, 2008; and sales totaling $108,464 to customers located in Canada during the year ended December 31, 2007.
(23) Supplemental Guarantor and Non-Guarantor Financial Information
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Presented below are consolidating financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007, respectively, based on the guarantor structure that was in place at December 31, 2009. As the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to the Company in reference to dates following the Merger; information is presented for “Issuer Subsidiary” only for dates following the Merger because the Issuer Subsidiary was a subsidiary of Foundation prior to the Merger; and information for “Guarantor Subsidiaries” prior to the Merger includes only those Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. “Non-Guarantor Subsidiary” refers, for the tables below dated as of and for the periods ended December 31, 2009, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, and, for the tables below for the periods ended December 31, 2008 and 2007, to Gallatin Materials, LLC, which the Company disposed of on September 26, 2008. Neither Non-Guarantor Subsidiary is or was a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the Notes.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

			Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$—	$396,459	$—	$—	$465,869
Trade accounts receivable, net	—	—	18,541	214,090	—	232,631
Inventories, net	—	—	176,372	—	—	176,372
Prepaid expenses and other current assets	—	—	176,953	—	—	176,953

Total current assets	69,410	—	768,325	214,090	—	1,051,825

Property, equipment and mine development costs, net	—	—	1,082,446	—	—	1,082,446
Owned and leased mineral rights, net	—	—	1,985,855	—	—	1,985,855
Owned lands	—	—	91,262	—	—	91,262
Goodwill		—	357,868	—	—	357,868
Acquired coal supply agreements, net	—	—	396,491	—	—	396,491
Other non-current assets	4,121,982	1,659,341	2,560,143	49,472	(8,233,914)	157,024

Total assets	$4,191,392	$1,659,341	$7,242,390	$263,562	$(8,233,914)	$5,122,771

Liabilities
Current liabilities:
Current portion of long-term debt	$—	$33,500	$—	$—	$—	$33,500
Trade accounts payable	1,469	—	141,931	—	—	143,400
Accrued expenses and other current liabilities	1,423	9,552	247,250	68	—	258,293

Total current liabilities	2,892	43,052	389,181	68	—	435,193

Long-term debt	210,524	546,229	—	—	—	756,753
Pension and postretirement medical benefit obligations	—	—	682,991	—	—	682,991
Asset retirement obligations	—	—	190,724	—	—	190,724
Deferred income taxes	—	—	316,464	—	—	316,464
Other non-current liabilities	1,386,687	671,273	605,599	259,172	(2,773,374)	149,357

Total liabilities	1,600,103	1,260,554	2,184,959	259,240	(2,773,374)	2,531,482

Stockholders’ Equity
Total stockholders’ equity:	$2,591,289	398,787	5,057,431	4,322	(5,460,540)	2,591,289

Total liabilities and stockholders’ equity	$4,191,392	$1,659,341	$7,242,390	$263,562	$(8,233,914)	$5,122,771

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2008

			Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$73,321	$—	$602,869	$—	$—	$676,190
Trade accounts receivable, net	—	—	163,674	—	—	163,674
Inventories, net	—	—	86,594	—	—	86,594
Prepaid expenses and other current assets	394	—	64,931	—	—	65,325

Total current assets	73,715	—	918,068	—	—	991,783

Property, equipment and mine development costs, net	—	—	356,758	—	—	356,758
Owned and leased mineral rights, net	—	—	180,458	—	—	180,458
Owned lands	—	—	12,882	—	—	12,882
Goodwill	—	—	20,547	—	—	20,547
Deferred income taxes	—	—	83,689	—	—	83,689
Other non-current assets	1,167,444	—	301,967	—	(1,405,690)	63,721

Total assets	$1,241,159	$—	$1,874,369	$—	$(1,405,690)	$1,709,838

Liabilities
Current liabilities:
Current portion of long-term debt	$—	$—	$232	$—	$—	$232
Note payable	—	—	18,288	—	—	18,288
Trade accounts payable	—	—	102,975	—	—	102,975
Accrued expenses and other current liabilities	2,243	—	138,216	—	—	140,459

Total current liabilities	2,243	—	259,711	—	—	261,954

Long-term debt	199,669	—	233,126	—	—	432,795
Pension and postretirement medical benefit obligations	—	—	60,211	—	—	60,211
Asset retirement obligations	—	—	90,565	—	—	90,565
Other non-current liabilities	243,555	—	224,678	—	(399,612)	68,621

Total liabilities	445,467	—	868,291	—	(399,612)	914,146

Stockholders’ Equity
Total stockholders’ equity:	795,692	—	1,006,078	—	(1,006,078)	795,692

Total liabilities and stockholders’ equity	$1,241,159	$—	$1,874,369	$—	$(1,405,690)	$1,709,838

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2009

			Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$—	$2,210,629	$—	$—	$2,210,629
Freight and handling revenues	—	—	189,874	—	—	189,874
Other revenues	—	—	91,135	3,869	—	95,004

Total revenues	—	—	2,491,638	3,869	—	2,495,507

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,616,905	—	—	1,616,905
Freight and handling costs	—	—	189,874	—	—	189,874
Other expenses	—	—	21,016	—	—	21,016
Depreciation, depletion and amortization	—	—	252,395	—	—	252,395
Amortization of acquired coal supply agreements, net	—	—	127,608	—	—	127,608
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	78	—	169,236	1,100	—	170,414

Total costs and expenses	78	—	2,377,034	1,100	—	2,378,212

(Loss) Income from operations	(78)	—	114,604	2,769	—	117,295

Other income (expense):
Interest expense	(18,758)	(17,559)	(45,086)	(1,422)	—	(82,825)
Interest income	—	—	1,769	—	—	1,769
Loss on early extinguishment of debt	—	—	(5,641)	—	—	(5,641)
Miscellaneous income (expense), net	—	—	3,186	—	—	3,186

Total other expense, net	(18,758)	(17,559)	(45,772)	(1,422)	—	(83,511)

(Loss) income from continuing operations before income taxes	(18,836)	(17,559)	68,832	1,347	—	33,784
Income tax benefit (expense)	7,346	6,848	19,354	(525)	—	33,023
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	69,495	32,534	—	—	(102,029)	—

(Loss) income from continuing operations	58,005	21,823	88,186	822	(102,029)	66,807

Discontinued Operations:
Loss from discontinued operations	—	—	(14,278)	—	—	(14,278)
Income tax benefit	—	—	5,476	—	—	5,476

(Loss) income from discontinued operations	—	—	(8,802)	—	—	(8,802)

Net income (loss)	$58,005	$21,823	$79,384	$822	$(102,029)	$58,005
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Alpha Natural Resources, Inc.	$58,005	$21,823	$79,384	$822	$(102,029)	$58,005

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2008

			Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$—	$2,140,367	$—	$—	$2,140,367
Freight and handling revenues	—	—	279,853	—	—	279,853
Other revenues	—	—	48,533	—	—	48,533

Total revenues	—	—	2,468,753	—	—	2,468,753

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,627,960	—	—	1,627,960
Gain on sale of coal reserves	—	—	(12,936)	—	—	(12,936)
Freight and handling costs	—	—	279,853	—	—	279,853
Other expenses	—	—	91,461	—	—	91,461
Depreciation, depletion and amortization	—	—	164,969	—	—	164,969
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	—	—	71,923	—	—	71,923

Total costs and expenses	—	—	2,223,230	—	—	2,223,230

(Loss) income from operations	—	—	245,523	—	—	245,523

Other income (expense):
Interest expense	(13,295)	—	(26,517)	—	—	(39,812)
Interest income	—	—	7,351	—	—	7,351
Loss on early extinguishment of debt	—	—	(14,702)	—	—	(14,702)
Gain on termination of Cliffs’ merger, net	56,315	—	—	—	—	56,315
Miscellaneous income (expense), net	20	—	(3,854)	—	—	(3,834)

Total other income (expense), net	43,040	—	(37,722)	—	—	5,318

Income from continuing operations before income taxes	43,040	—	207,801	—	—	250,841
Income tax expense	(16,786)	—	(35,456)	—	—	(52,242)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	139,447	—	4,192	—	(143,639)	—

(Loss) income from continuing operations	165,701	—	176,537	—	(143,639)	198,599

Discontinued Operations:
Loss from discontinued operations	—	—	(19,600)	(8,273)	—	(27,873)
Mine closure/asset impairment charges	—	—	(30,172)	—	—	(30,172)
Gain on sale of discontinued operations	—	—	—	13,622	—	13,622
Income tax benefit (expense)	—	—	12,682	(1,647)	—	11,035

(Loss) income from discontinued operations	—	—	(37,090)	3,702	—	(33,388)

Net income (loss)	$165,701	$—	$139,447	$3,702	$(143,639)	$165,211
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	(490)	—	(490)

Net income attributable to Alpha Natural Resources, Inc.	$165,701	$—	$139,447	$4,192	$(143,639)	$165,701

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2007

			Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$—	$1,558,665	$—	$—	$1,558,665
Freight and handling revenues	—	—	205,086	—	—	205,086
Other revenues	—	—	42,403	—	—	42,403

Total revenues	—	—	1,806,154	—	—	1,806,154

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,284,840	—	—	1,284,840
Freight and handling costs	—	—	205,086	—	—	205,086
Other expenses	—	—	22,725	—	—	22,725
Depreciation, depletion and amortization	—	—	153,987	—	—	153,987
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	51	—	58,434	—	—	58,485

Total costs and expenses	51	—	1,725,072	—	—	1,725,123

(Loss) income from operations	(51)	—	81,082	—	—	81,031

Other income (expense):
Interest expense	—	—	(40,366)	—	—	(40,366)
Interest income	—	—	2,266	—	—	2,266
Miscellaneous expense, net	—	—	(93)	—	—	(93)

Total other expense, net	—	—	(38,193)	—	—	(38,193)

(Loss) income from continuing operations before income taxes	(51)	—	42,889	—	—	42,838
Income tax benefit (expense)	20	—	(9,985)	—	—	(9,965)
Equity in earnings (losses) of investments in Issuer and Guarantor Subsidiaries	27,765	—	(2,256)	—	(25,509)	—

(Loss) income from continuing operations	27,734	—	30,647	—	(25,509)	32,873

Discontinued Operations:
Loss from discontinued operations	—	—	(3,653)	(3,000)	—	(6,653)
Income tax benefit (expense)	—	—	770	565	—	1,335

(Loss) income from discontinued operations	—	—	(2,883)	(2,435)	—	(5,318)
Net income (loss)	$27,734	$—	$27,765	$(2,435)	$(25,509)	$27,555
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	—	—	(179)	—	(179)

Net income attributable to Alpha Natural Resources, Inc.	$27,734	$—	$27,765	$(2,256)	$(25,509)	$27,734

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Year Ended December 31, 2009

			Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(5,359)	$(16,122)	$373,832	$3,869	$356,220

Investing activities:
Capital expenditures	$—	$—	$(187,093)	$—	$(187,093)
Cash acquired from Foundation	—	—	23,505	—	23,505
Proceeds from disposition of property and equipment	—	—	1,197	—	1,197
Purchases of marketable securities	—	—	(119,419)	—	(119,419)

Net cash used in investing activities	$—	$—	$(281,810)	$—	$(281,810)

Financing activities:
Principal repayments of note payable	$—	$—	$(18,288)	$—	$(18,288)
Principal repayments on long-term debt	—	(16,750)	(233,125)	—	(249,875)
Debt issuance costs	—	—	(11,253)	(1,814)	(13,067)
Excess tax benefit from stock-based awards	—	—	434	—	434
Common stock repurchases	(8,874)	—	—	—	(8,874)
Proceeds from exercise of stock options	5,171	—	—	—	5,171
Other, net	—	—	(232)	—	(232)
Transactions with affiliates	5,151	32,872	(35,968)	(2,055)	—

Net cash provided by (used in) financing activities	$1,448	$16,122	$(298,432)	$(3,869)	$(284,731)

Net decrease in cash and cash equivalents	$(3,911)	$—	$(206,410)	$—	$(210,321)
Cash and cash equivalents at beginning of period	73,321	—	602,869	—	676,190

Cash and cash equivalents at end of period	$69,410	$—	$396,459	$—	$465,869

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Year Ended December 31, 2008

			Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(3,698)	$—	$475,870	$(14,129)	$458,043

Investing activities:
Capital expenditures	$—	$—	$(137,751)	$—	$(137,751)
Proceeds from disposition of property and equipment	—	—	16,649	—	16,649
Proceeds from sale of discontinued operations	—	—	—	45,000	45,000
Proceeds from sale of investment in coal terminal	—	—	1,500	—	1,500
Investment in Dominion Terminal Facility	—	—	(2,824)	—	(2,824)
Other, net	—	—	(199)	—	(199)

Net cash (used in) provided by investing activities	$—	$—	$(122,625)	$45,000	$(77,625)

Financing activities:
Proceeds from issuance of long-term debt	$287,500	$—	$—	$—	$287,500
Payments of bank overdraft	—	—	(160)	—	(160)
Principal repayments of note payable	—	—	(595)	—	(595)
Principal repayments on long-term debt	—	—	(175,473)	(18,500)	(193,973)
Debt issuance costs	(10,861)	—	—	—	(10,861)
Premium payment on early extinguishment of debt	—	—	(10,736)	—	(10,736)
Excess tax benefit from stock-based awards	1,980	—	—	—	1,980
Proceeds from issuance of common stock, net	164,666	—	—	—	164,666
Proceeds from exercise of stock options	3,586	—	—	—	3,586
Transaction with affiliates	(369,865)	—	389,447	(19,582)	—

Net cash (used in) provided by financing activities	$77,006	$—	$202,483	$(38,082)	$241,407

Net (decrease) increase in cash and cash equivalents	$73,308	$—	$555,728	$(7,211)	$621,825
Cash and cash equivalents at beginning of period	13	—	47,141	7,211	54,365

Cash and cash equivalents at end of period	$73,321	$—	$602,869	$—	$676,190

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Year Ended December 31, 2007

			Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(1,799)	$—	$228,078	$(538)	$225,741

Investing activities:
Capital expenditures	$—	$—	$(104,109)	$(22,272)	$(126,381)
Proceeds from disposition of property and equipment	—	—	6,101	—	6,101
Purchase of acquired companies	—	—	(43,893)	(15)	(43,908)
Other, net	—	—	(1,015)	—	(1,015)

Net cash (used in) provided by investing activities	$—	$—	$(142,916)	$(22,287)	$(165,203)

Financing activities:
Proceeds from issuance of long-term debt	$—	$—	$400	$18,500	$18,900
Payments on bank overdraft	—	—	(23,654)	—	(23,654)
Principal repayments of note payable	—	—	(20,941)	—	(20,941)
Principal repayments on long-term debt	—	—	(15,580)	—	(15,580)
Excess tax benefit from share-based awards	40	—	—	—	40
Proceeds from exercise of stock options	3,932	—	—	—	3,932
Other, net	—	—	(2,126)	—	(2,126)
Transactions with affiliates	(2,126)	—	(8,667)	10,793	—

Net cash (used in) provided by financing activities	$1,846	$—	$(70,568)	$29,293	$(39,429)

Net increase in cash and cash equivalents	$47	$—	$14,592	$6,470	$21,109
Cash and cash equivalents at beginning of period	(34)	—	32,549	741	33,256

Cash and cash equivalents at end of period	$13	$—	$47,141	$7,211	$54,365

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
(24) Discontinued Operations
Gallatin Materials, LLC
On September 26, 2008, the Company completed the sale of its interest in Gallatin for cash in the amount of $45,000. An escrow balance of $4,500 was established at the time of the sale by the Company to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale. As of December 31, 2009, all outstanding obligations had been satisfied and the balance of the escrow account has been released. The Company recorded a gain on the sale of $13,622 in the third quarter of 2008. The results of operations for prior periods have been reported as discontinued operations. Previously, the results of operations were reported in the All Other segment of Old Alpha.
The following table reflects the activities for Gallatin’s discontinued operations for the years ended December 31, 2008 and 2007:

	For The	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Total revenues	$6,863	$—
Total costs and expenses	(13,206)	(3,227)
Interest income (expense)	(1,930)	227
Gain on sale of discontinued operations	13,622	—

Income (loss) from operations	$5,349	$(3,000)
Income tax (expense) benefit from discontinued operations	(1,647)	565
Noncontrolling interest in loss from discontinued operations	490	179

Income (loss) from discontinued operations	$4,192	$(2,256)

In connection with the sale of Gallatin on September 26, 2008, the noncontrolling interest holders contributed their interests in Gallatin in exchange for cash, thereby eliminating the noncontrolling interest.
Kingwood Mining Company, LLC
On December 3, 2008, the Company announced the permanent closure of Kingwood. The decision was a result of adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location. The mine stopped producing coal in early January 2009 and Kingwood ceased equipment recovery operations at the end of April 2009. Beginning in the first quarter of 2009, the results of operations for the current and prior periods have been reported as discontinued operations. Previously, the results of operations were reported in the Coal Operations segment of Old Alpha.
The following table reflects the activities for Kingwood’s discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
Total revenues	$3,496	$88,710	$88,612
Total costs and expenses	(17,774)	(138,486)	(92,265)

Loss from operations	(14,278)	(49,776)	(3,653)
Other expense	—	4	—
Income tax benefit from discontinued operations	5,476	12,682	770

Loss from discontinued operations	$(8,802)	$(37,090)	$(2,883)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)
The assets and liabilities of Kingwood Mining Company, LLC as of December 31, 2009 and 2008 are shown below:

	December 31,
	2009	2008

Current assets	$—	$246
Property, plant, and equipment, net	1,636	12,387
Other assets	442	457

Assets of discontinued operations	$2,078	$13,090

Current liabilities	$4,830	$10,308
Noncurrent liabilities	10,166	11,606

Liabilities of discontinued operations	$14,996	$21,914

Net liability	$(12,918)	$(8,824)

The following table displays a roll-forward of Kingwood’s liability for the severance charge, included in current liabilities above, from December 31, 2008 through December 31, 2009:

	Accrual at		Accrual at
	December 31,		December 31,
	2008	Payments	2009

Severance and related personnel expenses	$3,433	$3,375	$58

(25) Supplemental Cash Flow Disclosures
Cash paid for interest (net of amounts capitalized) for the years ended December 31, 2009, 2008 and 2007 was $40,437, $33,110 and $37,448, respectively. Income taxes paid, net of refunds, by the Company for the years ended December 31, 2009, 2008 and 2007 were $20,643, $35,018 and $13,090, respectively.
(26) Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter (1)	Quarter (1)	Quarter (2)	Quarter (3)

Total revenues from continuing operations	$485,959	$387,015	$729,246	$893,287
Income (loss) from continuing operations	46,621	16,678	(16,740)	20,248
Income (loss) from discontinued operations attributable to Alpha Natural Resources, Inc.	(5,657)	(1,319)	475	(2,301)
Net income (loss) attributable to Alpha Natural Resources, Inc.	40,964	15,359	(16,265)	17,947
Basic earnings per share — income (loss) from continuing operations	0.67	0.24	(0.16)	0.17
Basic earnings per share — loss from discontinued operations	(0.08)	(0.02)	—	(0.02)
Diluted earnings per share — income (loss) from continuing operations	0.66	0.24	(0.16)	0.17
Diluted earnings per share — loss from discontinued operations	(0.08)	(0.02)	—	(0.02)
Basic earnings per share — net income (loss)	0.59	0.22	(0.16)	0.15
Diluted earnings per share — net income (loss)	0.58	0.22	(0.16)	0.15

(1)	Amounts reported for total revenues from continuing operations were adjusted from the amounts previously reported for the periods ended March 31, 2009 and June 30, 2009 by ($776) and $846, respectively. The change in total revenues from continuing operations relates to the change in presentation of amounts related to derivative gains and losses and contract settlements. See Note 2 for additional information related to the current year presentation.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

(2)	Amounts reported for loss from continuing operations and net loss attributable to Alpha Natural Resources, Inc. and the related basic and diluted earnings-per-share amounts in the Quarterly Report on Form 10-Q for the period ended September 30, 2009 have been adjusted due to the correction of an error discovered in the fourth quarter of 2009 and deemed to be immaterial by the Company. The error related to recording as an expense an employee benefit payment that had previously been accrued, thereby overstating the Company’s loss from continuing operations and net loss attributable to Alpha Natural Resources, Inc. and related basic and diluted earnings-per-share amounts for the three months ended September 30, 2009. The Company has adjusted its results for the three months ended September 30, 2009 to correct the immaterial error. The following table illustrates the effects of the correction:

	Previously
	reported	Adjustments	As adjusted

Loss from continuing operations	$(19,974)	$3,234	$(16,740)
Net loss attributable to Alpha Natural Resources, Inc.	$(19,499)	$3,234	$(16,265)
Basic earnings per share — loss from discontinued operations	$(0.19)	$0.03	$(0.16)
Diluted earnings per share — loss from discontinued operations	$(0.19)	$0.03	$(0.16)
Basic earnings per share — net loss	$(0.19)	$0.03	$(0.16)
Diluted earnings per share — net loss	$(0.19)	$0.03	$(0.16)

(3)	Total revenue from continuing operations in the fourth quarter of 2009 includes a gain of $18,100 related to the modification of a coal supply agreement.

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter (1)	Quarter (1)	Quarter	Quarter (1)

Total revenues from continuing operations	$507,460	$689,288	$688,404	$583,601
Income from continuing operations	27,989	70,606	66,107	33,897
Income (loss) from discontinued operations attributable to Alpha Natural Resources, Inc.	(2,459)	(3,474)	1,324	(28,289)
Net income attributable to Alpha Natural Resources, Inc.	25,530	67,132	67,431	5,608
Basic earnings per share — income from continuing operations	0.43	1.02	0.95	0.49
Basic earnings per share — income (loss) from discontinued operations	(0.04)	(0.05)	0.02	(0.41)
Diluted earnings per share — income from continuing operations	0.43	0.99	0.91	0.49
Diluted earnings per share — income (loss) from discontinued operations	(0.04)	(0.05)	0.02	(0.41)
Basic earnings per share — net income	0.39	0.97	0.97	0.08
Diluted earnings per share — net income	0.39	0.94	0.93	0.08

(1)	Amounts reported for total revenues from continuing operations were adjusted from the amounts previously reported for the periods ended March 31, 2008, June 30, 2008 and December 31, 2008 by $14,404, ($12,479) and $7,253, respectively. The change in total revenues from continuing operations relates primarily to the change in presentation of amounts related to derivative gains and losses and contract settlements. See Note 2 for additional information related to the current year presentation.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Continued)

(2)	Income (loss) from continuing operations for the quarter ended December 31, 2008 includes a $56,315 pre-tax net gain reflecting proceeds less transaction costs from the $70,000 payment received from Cliffs upon termination of its planned merger with the Company, a pre-tax unrealized loss of $36,171 related to mark-to-market losses on derivative contracts, a pre-tax $12,300 charge relating to a coal contract settlement, a pre-tax impairment charge of $4,534 related to the Company’s equity investment in the Excelven joint venture, and an income tax charge of $8,035 to increase the valuation allowance for deferred tax assets. Included in discontinued operations for the quarter ended December 31, 2008 is a pre-tax $30,172 charge related to the closure of Kingwood.
(27) Subsequent Events
In February 2010, the Company entered into a 50/50 joint venture with Rice Drilling Company, LLC (the “Joint Venture”) to develop a portion of the Company’s approximately 20,000 acres of Marcellus shale gas reserves in southwestern Pennsylvania. Subsequent to the agreement, the initial phase of development began and the Joint Venture is currently drilling the first of four wells planned for 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of disclosure controls and procedures.
Our Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported. In addition, we have established a Code of Business Ethics designed to provide a statement of the values and ethical standards to which we require our employees and directors to adhere. The Code of Business Ethics provides the framework for maintaining the highest possible standards of professional conduct. We also maintain an ethics hotline for employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
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
On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving corporation of the Merger. Subsequent to the Merger, Foundation was renamed Alpha Natural Resources, Inc. (the “Company” or “Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” and Old Alpha considered the accounting acquirer. Management’s assessment of internal controls over financial reporting as of December 31, 2009 excludes the operations of Foundation, with total assets of $3,509 million and total revenues of $716.8 million included in the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2009. We are in the process of integrating these operations into our control environment, thus making it impractical to complete an assessment by December 31, 2009.
Changes in internal controls over financial reporting
There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment of internal controls over financial reporting as of December 31, 2009 excludes the operations of Foundation, with total assets of $3,509 million and total revenues of $716.8 million included in the Consolidated Financial Statements as of and for the year ended December 31, 2009. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:
We have audited Alpha Natural Resources, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In conducting the evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of the acquired assets of Foundation Coal Holdings, Inc. (Foundation), which the Company acquired on July 31, 2009. Foundation’s total assets of $3,509 million and total revenues of $716.8 million are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting associated with the acquired assets of Foundation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Roanoke, Virginia
March 1, 2010

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The sections of our Proxy Statement entitled “Proposal 1—Election of Directors—Nominees for Directors,” “Corporate Governance And Related Matters—Director Independence,” “Corporate Governance And Related Matters—Board and its Committees,” “Corporate Goverance And Related Matters—Audit Committee,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance And Related Matters—Code of Business Ethics” are incorporated herein by reference.
The Company has a written Code of Business Ethics that applies to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and others. The Code of Business Ethics is available on the Company’s website at www.alphanr.com. Any amendments to, or waivers from, a provision of our Code of Business Ethics that applies to our Principal Executive Officer, Principal Financial Officer or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11.	Executive Compensation
The sections of our Proxy Statement entitled “Corporate Governance and Related Matters—Director Compensation in 2009,” “Corporate Governance And Related Matters—Additional Information Regarding Our Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Grants of Plan Based Awards in 2009,”, “ Executive Compensation— Additional Information Regarding Our Summary Compensation Table and Grants of Plan Based Awards Table”, “Executive Compensation—Outstanding Equity Awards at 2009 Fiscal Year-End,” “Executive Compensation—Compensation Discussion and Analysis,” “Executive Compensation—Compensation Committee Report,” “Executive Compensation—Option Exercises and Stock Vested in 2009,” “Executive Compensation—Additional Information Regarding Our Pension Benefits Table,” “Nonqualified Deferred Compensation in 2009,” “Additional Information Regarding Our Nonqualified Deffered Compensation Plan,” “Executive Compensation —Potential Payments Upon Termination or Change in Control,” “Executive Compensation—Additional Information Regarding the Tables Relating to Potential Payments Upon Employment Termination or Change in Control,” “Executive Compensation —Pension Benefits in 2009,” are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections of our Proxy Statement entitled “Security Ownership Of Certain Beneficial Owners And Management” and “Executive Compensation— Equity Compensation Plan Information” are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The sections of our Proxy Statement entitled “Corporate Governance and Related Matters—Director Independence” and “Policy With Respect To Related Person Transactions” are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The section of our Proxy Statement entitled “Fees of Independent Registered Public Accounting Firm” and “Policy for Approval of Audit and Permitted Non-audit Services” are incorporated herein by reference.
Additional Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.alphanr.com, or the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You may also request copies of our filings, at no cost, by telephone at (276) 619-4410 or by mail at: Alpha Natural Resources, Inc., One Alpha Place, P.O. Box 2345, Abingdon, Virginia 24212, attention: Investor Relations.
Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Practices and Policies, and Code of Business Ethics are also available on our website and available in print to any stockholder who requests them.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.
(a) Documents filed as part of this annual report:
(1) The following financial statements are filed as part of this annual report under Item 8:

Alpha Natural Resources, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Operations, years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows, years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements and Notes thereto.
(3) Listing of Exhibits. See Exhibit Index following the signature page of this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.
By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2010
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Wood and Vaughn R. Groves, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Kevin S. Crutchfield Kevin S. Crutchfield	March 1, 2010	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Frank J. Wood Frank J. Wood	March 1, 2010	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)

/s/ Michael J. Quillen Michael J. Quillen	March 1, 2010	Chairman of the Board of Directors

/s/ William J. Crowley, Jr. William J. Crowley, Jr.	March 1, 2010	Director

/s/ E. Linn Draper, Jr. E. Linn Draper, Jr.	March 1, 2010	Director

/s/ Glenn A. Eisenberg Glenn A. Eisenberg	March 1, 2010	Director

/s/ John W. Fox, Jr. John W. Fox, Jr.	March 1, 2010	Director

/s/ P. Michael Giftos P. Michael Giftos	March 1, 2010	Director

/s/ Joel Richards, III Joel Richards, III	March 1, 2010	Director

/s/ James F. Roberts James F. Roberts	March 1, 2010	Director

/s/ Ted G. Wood Ted G. Wood	March 1, 2010	Director

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of May 11, 2009, by and among Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Foundation Coal Holdings, Inc., filed on June 22, 2009.)

2.2
Acquisition Agreement dated as of September 23, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy of W. Va., Inc., Virginia Energy Company, the unit holders of Powers Shop, LLC, and the shareholders of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc. (the “Acquisition Agreement”) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.3
Membership Unit Purchase Agreement dated as of September 23, 2005 among Premium Energy, LLC and the unitholders of Buchanan Energy Company, LLC (the “Membership Unit Purchase Agreement”) (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.4
Agreement and Plan of Merger dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the shareholders of Premium Energy, Inc. (the “Premium Energy Shareholders”) (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.5
Indemnification Agreement dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, the other parties to the Acquisition Agreement, the Premium Energy Shareholders, and certain of the unit holders of Buchanan Energy Company, LLC (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.6
Letter Agreement dated of as September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC and the other parties to the Acquisition Agreement, the Membership Unit Purchase Agreement and the Merger Agreement (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.7
Letter Agreement dated October 26, 2005 (the “Letter Agreement”) among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the Sellers Representative named therein amending certain provisions of (i) the Acquisition Agreement dated September 23, 2005, among certain parties to the Letter Agreement and certain other parties named therein, (ii) the Agreement and Plan of Merger dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein and (iii) the Indemnification Agreement dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old(File No. 1-32423) filed on October 31, 2005.)

2.8
Assignment of Rights Under Certain Agreements executed as of October 26, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy, LLC, Callaway Natural Resources, Inc., Premium Energy, LLC and Virginia Energy Company, LLC (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on October 31, 2005.)

3.1
Amended and Restated Certificate of Incorporation of New Alpha. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 001-32331) filed on August 5, 2009.)

3.2	Amended and Restated Bylaws of New Alpha(Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 001-32331) filed on August 5, 2009.)

4.1
Form of certificate of Alpha Natural Resources, Inc. common stock (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on February 10, 2005.)

4.2
Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 9, 2008.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.	Description of Exhibit

4.3
Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (SEC File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (SEC File No. 1-32423) filed on April 9, 2008.)

4.4
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (SEC File No. 1-32423) of Alpha Natural Resources, Inc./Old/ (SEC File No. 1-32423) filed on April 9, 2008.)

4.6
Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009.)

4.7
Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 9, 2008.)

4.8
Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q filed by Alpha Natural Resources, Inc. on August 7, 2009).

4.9
Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (SEC File No. 333-118427) of Foundation Coal Holdings, Inc. filed on December 7, 2004.)

4.10
Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 14, 2005.)

4.11
Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 9, 2007.)

4.12
Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009.)

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

10.2
Credit Agreement dated as of October 26, 2005, among Alpha NR Holding, Inc., Alpha Natural Resources, LLC, the Lenders and Issuing Banks party thereto from time to time, Citicorp North America, Inc., as administrative agent and as collateral agent for the Lenders and Issuing Banks, UBS Securities LLC as syndication agent, the co-documentation agents party thereto, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers (the “Old Alpha Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on October 31, 2005.)

10.3
Guarantee and Collateral Agreement, dated as of October 26, 2005, made by each of the Grantors as defined therein, in favor of Citicorp North America, Inc., as administrative agent and as collateral agent for the banks and other financial institutions or entities from time to time parties to the Credit Agreement and the other Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on October 31, 2005.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.4
Waiver and Consent, dated as of August 14, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on August 18, 2006.)

10.5
Amendment and Consent, dated as of December 22, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on December 29, 2006.)

10.6
Second Amendment and Consent, dated June 28, 2007, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on July 5, 2007.)

10.7
Third Amendment and Joinder Agreement, dated March 28, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 3, 2008.)

10.8
Fourth Amendment and Consent, dated March 31, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 3, 2008.)

10.9
Fifth Amendment and Consent, dated October 6, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on February 27, 2009.)

10.10	†
Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on January 12, 2005.)

10.11
Two Partial Surrender Agreements and Fourth Amendment to Coal Mining Lease, each dated September 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.17
Partial Surrender Agreement dated November 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.18
Amendment to Coal Mining Lease dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on May 12, 2006.)

10.19	*
Amended and Restated Agreement dated January 13, 2009, between ACIN LLC; Alpha Land and Reserves, LLC; Paramont Coal Company Virginia, LLC; and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land

10.20
Federal Coal Lease WYW-0317682: Belle Ayr Mine (Incorporated by reference to Exhibit10.14 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10.21
Federal Coal Lease WYW-78629: Belle Ayr Mine (Incorporated by reference to Exhibit 10.15 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.22
Federal Coal Lease WYW-80954: Belle Ayr Mine (Incorporated by reference to Exhibit 10.16 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10.23
Federal Coal Lease WYW-0313773: Eagle Butte Mine (Incorporated by reference to Exhibit 10.17 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10.24
Federal Coal Lease WYW-78631: Eagle Butte Mine (Incorporated by reference to Exhibit 10.18 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10.25
Federal Coal Lease WYW-124783: Eagle Butte Mine (Incorporated by reference to Exhibit 10.19 to Foundation Coal Holdings, Inc. Registration Statement on Form S-1 (File No. 333-118427) filed on August 20, 2004.)

10.26		Federal Coal Lease WYW 1155132: Eagle Butte Mine, (Incorporated by reference to Exhibit 10.1 to Foundation Coal Holdings, Inc. Form 10-Q filed on May 9, 2008.)

10.27
Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007) (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.28	*	Alpha Natural Resources, Inc. 2008 Annual Incentive Bonus Plan (effective May 14, 2008, as amended on November 18, 2009.)

10.29
Alpha Natural Resources, Inc. Annual Incentive Performance Plan (dated as of March 8, 2008) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 29, 2008.)

10.30
Summary Description of Director Compensation (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.31
Alpha Natural Resources, Inc. Key Employee Separation Plan (as Amended and Restated effective July 31, 2009) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.32
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007) (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.33	*	Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan (effective January 1, 2010.)

10.34	*	Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan Deferral Commitment and Beneficiary Designation Form (effective January 1, 2010.)

10.35
Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.36
Form of Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 9, 2007.)

10.37	*	Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008 and as further amended on November 18, 2009.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.38
Form of Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.39
Form of Restricted Stock Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.40
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.41
Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.42
Form of Amendment to Director Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.43
Form of Performance Share Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of December 12, 2008) (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.44	*	Form of Performance Share Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.)

10.45
Form of Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of February 10, 2009) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.46
Form of Retention Plan Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.47
Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.48
Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.49	*	Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.)

10.50	*	Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated July 31, 2009 and further amended on November 18, 2009.)

10.51
Award Agreement by and among Foundation Coal Holdings, Inc. and James F. Roberts (effective January 12, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.52
Award Agreement by and among Foundation Coal Holdings, Inc. and Kurt D. Kost (effective January 12, 2009) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.53
Award Agreement by and among Foundation Coal Holdings, Inc. and Frank J. Wood (effective January 12, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.54
Award Agreement by and among Foundation Coal Holdings, Inc. and James J. Bryja (effective January 12, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.55
Award Agreement by and among Foundation Coal Holdings, Inc. and Michael R. Peelish (effective January 12, 2009) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.56
Form of Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.9 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.57
Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.58
Form of Rollover Nonqualified Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.59
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.60
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Form S-8 (Registration File No. 333-160937) filed on July 31, 2009.)

10.61
Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.62
Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.63	*	Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after January 1, 2010.)

10.64
Form of Independent Directors Initial Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.65
Form of Independent Directors Annual Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.66
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after July 31, 2009) (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.67	*	Form of Performance Share Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan.

10.68	*	Foundation Coal Deferred Compensation Plan (effective January 1, 2009.)

10.69
Employment Agreement by and among Foundation Coal Corporation and James F. Roberts (effective January 1, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.70
Employment Agreement by and among Foundation Coal Corporation and James J. Bryja (effective January 1, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.71
Employment Agreement by and among Foundation Coal Corporation and Frank J. Wood (effective January 1, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.72
Employment Agreement by and among Foundation Coal Corporation and Michael R. Peelish (effective January 1, 2009) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.73
Agreement by and between Alpha Natural Resources Services, LLC and Michael J. Quillen, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.74
Agreement by and between Foundation Coal Corporation and James F. Roberts, dated July 31, 2009 (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.75
Third Amended and Restated Employment Agreement by and between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.76
First Amended and Restated Employment Agreement by and between Alpha Natural Resources, Inc. and Kurt D. Kost, dated as of August 1, 2009 (Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.77
Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and Frank J. Wood (Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.78
Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and James J. Bryja (Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10-K EXHIBIT INDEX — (Continued)

Exhibit No.		Description of Exhibit

10.79
Key Employee Retention Letter from Alpha Natural Resources, Inc. with James J. Bryja (Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.80
Form of Indemnification Agreement by and between Alpha Natural Resources, Inc. and each of its current and future directors and officers (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

12.2	*	Computation of Other Ratios.

21.1	*	List of Subsidiaries.

23	*	Consent of KPMG LLP.

31(a)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)	*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)	*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Confidential treatment has been granted with respect to portions of the exhibit. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.