Form 10-Q
period 2010-03-31
Alpha Natural Resources, Inc.
filed 2010-05-07
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
Registrant's telephone number, including area code:
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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of May 4, 2010 – 121,067,302

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Coal revenues	$831,266	$425,803
Freight and handling revenues	64,788	46,054
Other revenues	25,950	14,102
Total revenues	922,004	485,959
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	575,067	303,025
Freight and handling costs	64,788	46,054
Other expenses	15,684	10,849
Depreciation, depletion and amortization	95,127	40,205
Amortization of acquired coal supply agreements, net	65,957	-
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	47,789	16,466
Total costs and expenses	864,412	416,599
Income from operations	57,592	69,360
Other income (expense):
Interest expense	(22,120)	(9,853)
Interest income	680	625
Miscellaneous income (expense), net	(204)	116
Total other expense, net	(21,644)	(9,112)
Income from continuing operations before income taxes	35,948	60,248
Income tax expense	(21,278)	(13,627)
Income from continuing operations	14,670	46,621
Discontinued operations:
Loss from discontinued operations before income taxes	(1,047)	(7,251)
Income tax benefit	418	1,594
Loss from discontinued operations	(629)	(5,657)
Net income	$14,041	$40,964

Basic earnings per common share:
Income from continuing operations	$0.12	$0.67
Loss from discontinued operations	-	(0.08)
Net income	$0.12	$0.59

Diluted earnings per common share:
Income from continuing operations	$0.12	$0.66
Loss from discontinued operations	-	(0.08)
Net income	$0.12	$0.58

Weighted average shares-basic	119,892,529	69,884,930
Weighted average shares-diluted	121,876,328	70,696,455

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$493,835	$465,869
Trade accounts receivable, net	307,381	232,631
Inventories, net	206,604	176,372
Prepaid expenses and other current assets	194,069	176,953
Total current assets	1,201,889	1,051,825
Property, equipment and mine development costs, net	1,077,198	1,082,446
Owned and leased mineral rights, net	1,955,790	1,985,855
Owned lands	92,132	91,262
Goodwill	357,868	357,868
Acquired coal supply agreements, net	328,700	396,491
Other non-current assets	147,320	157,024
Total assets	$5,160,897	$5,122,771
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$33,500	$33,500
Trade accounts payable	151,236	143,400
Accrued expenses and other current liabilities	246,632	258,293
Total current liabilities	431,368	435,193
Long-term debt	751,637	756,753
Pension and postretirement medical benefit obligations	690,159	682,991
Asset retirement obligations	194,835	190,724
Deferred income taxes	322,798	316,464
Other non-current liabilities	162,900	149,357
Total liabilities	2,553,697	2,531,482

Commitments and Contingencies (Note 13)

Stockholders' equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	-	-
Common stock - par value $0.01, 200.0 million shares authorized, 121.6 million issued and 121.0 million outstanding at March 31, 2010 and 120.8 million issued and 120.5 million outstanding at December 31, 2009	1,216	1,208
Additional paid-in capital	2,212,856	2,194,305
Accumulated other comprehensive income	4,799	5,812
Treasury stock, at cost: 0.6 million and 0.3 million shares at March 31, 2010 and December 31, 2009, respectively	(24,550)	(8,874)
Retained earnings	412,879	398,838
Total stockholders' equity	2,607,200	2,591,289
Total liabilities and stockholders' equity	$5,160,897	$5,122,771

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$14,041	$40,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	104,538	46,066
Amortization of acquired coal supply agreements, net	65,957	-
Mark-to-market adjustments for derivatives	885	(238)
Stock-based compensation	8,706	3,225
Employee benefit plans, net	15,437	2,141
Deferred income taxes	(6,853)	3,791
Other, net	(321)	110
Changes in operating assets and liabilities:
Trade accounts receivable, net	(74,750)	1,466
Notes and other receivables	11,859	671
Inventories, net	(30,232)	(18,777)
Prepaid expenses and other current assets	21,481	(3,187)
Other non-current assets	3,346	2,822
Trade accounts payable	8,389	(10,576)
Accrued expenses and other current liabilities	935	(24,692)
Pension and postretirement medical benefit obligations	(6,773)	149
Asset retirement obligations	(1,063)	(802)
Other non-current liabilities	7,668	617
Net cash provided by operating activities	143,250	43,750

Investing activities:
Capital expenditures	(60,879)	(18,136)
Purchase of acquired company	-	(1,750)
Purchases of marketable securities	(50,560)	-
Sales of marketable securities	12,320	-
Purchase of equity-method investment	(3,000)	-
Other, net	819	124
Net cash used in investing activities	(101,300)	(19,762)

Financing activities:
Principal repayments of note payable	-	(5,416)
Principal repayments on long-term debt	(8,375)	(54)
Proceeds from exercise of stock options	3,332	-
Excess tax benefit from stock-based awards	6,735	-
Common stock repurchases	(15,676)	(2,022)
Net cash used in financing activities	(13,984)	(7,492)
Net increase in cash and cash equivalents	27,966	16,496
Cash and cash equivalents at beginning of period	465,869	676,190
Cash and cash equivalents at end of period	$493,835	$692,686

Supplemental cash flow information:
Cash paid for interest	$16,234	$6,579
Cash paid for income taxes	$-	$13,630

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

(1)   Business and Basis of Presentation

Business

Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company” or “Alpha”) are primarily engaged in the business of extracting, processing and marketing steam and metallurgical coal from surface and deep mines, and mainly sell to electric utilities, steel and coke producers, and industrial customers. The Company, through its subsidiaries, is also involved in marketing coal produced by others to supplement its own production and, through blending, provides its customers with coal qualities beyond those available from its own production.

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger. Subsequent to the Merger, Foundation was renamed Alpha Natural Resources, Inc. For financial accounting purposes, the Merger was treated as a reverse acquisition and Old Alpha was treated as the accounting acquirer. As a result, Foundation’s financial results are not included in the three months ended March 31, 2009.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading.  In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2009, filed March 1, 2010 and included on Form 8-K filed on March 15, 2010.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; environmental and reclamation obligations; acquisition accounting; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation, depletion, and amortization; reserves for workers’ compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation; revenue recognized using the percentage of completion method; and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Reclassifications

Prior period Coal revenues, Other revenues and Other expenses have been adjusted due to the reclassification of mark-to-market gains and losses on derivative swap and option agreements; forward coal sale and purchase contracts that are accounted for as derivatives; and financial settlements of coal contracts. Mark-to-market gains and losses for all derivative instruments were previously reported in (Increase) Decrease in fair value of derivative instruments, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009. Mark-to-market gains and losses on commodity swap and diesel fuel option agreements are reported in Other expenses and mark-to-market gains and losses on forward coal sale and purchase contracts and coal option agreements are reported in Other revenues. Contract settlements, which previously were reported in Coal revenues, are reported in Other revenues. As a result of the change in presentation, the following reclassifications have been made in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

	Three Months Ended March, 31 2009
	Previously reported	As Reported
Coal revenues	$424,416	$425,803
Other revenues	$16,265	$14,102
Other expenses	$11,863	$10,849
(Increase) decrease in fair value of derivative instruments, net	$(238)	$-

(2)   New Accounting Pronouncements

New Accounting Pronouncements Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), which codified the guidance of Statement 167. The Company adopted the guidance on January 1, 2010. As of March 31, 2010, the Company did not have material interests in any variable interest entity.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ASU 2010-6 relates solely to disclosures in the financial statement notes and will not have an effect on the Company’s financial position or results of operations. See Note 8 regarding the Company’s fair value disclosures.

(3)     Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Company’s outstanding 2.375% convertible senior notes due 2015 (“the Convertible Notes”) when these are convertible into the Company’s common stock. The Convertible Notes, which were issued in April 2008, become dilutive for earnings per common share calculations when the average share price for the quarter exceeds the conversion price of $54.66. The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money. For the three months ended March 31, 2010 and 2009, the conversion option for the Convertible Notes was not in the money, and therefore there was no dilutive earnings per common share impact.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

The following table provides a reconciliation of the weighted-average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares - basic	119,892,529	69,884,930
Dilutive impact of stock options and restricted stock plans	1,983,799	811,525
Weighted average shares - diluted	121,876,328	70,696,455

(4)     Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
	2010	2009
Raw coal	$23,447	$19,180
Saleable coal	137,160	112,004
Equipment purchased for resale	1,910	1,489
Materials and supplies, net	44,087	43,699
Total inventories, net	$206,604	$176,372

(5)     Marketable Securities

Short-term marketable securities, included in Prepaid expenses and other current assets, consisted of the following:

	March 31, 2010

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
US treasury and agency securities	$40,908	$2	$(7)	$40,903
Corporate debt securities	34,376	7	-	34,383
Total short-term marketable securities:	$75,284	$9	$(7)	$75,286

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
US treasury and agency securities	$22,338	$-	$(15)	$22,323
Corporate debt securities	7,180	-	(2)	7,178
Total short-term marketable securities:	$29,518	$-	$(17)	$29,501

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Long-term marketable securities, with maturity dates between one and two years, included in Other non-current assets, consisted of the following:

	March 31, 2010

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
US treasury and agency securities	$82,199	$-	$(96)	$82,103

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
US treasury and agency securities	$89,828	$-	$(343)	$89,485

(6)     Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
Term loan due 2011	$276,375	$284,750
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Debt discount	(77,023)	(80,282)
Total long-term debt	785,137	790,253
Less current portion	33,500	33,500
Long-term debt, net of current portion	$751,637	$756,753

Alpha Credit Facility

The Company has a credit facility consisting of a $650,000 secured revolving credit line and a $335,000 secured term loan due 2011 (the “Alpha Credit Facility”). As of March 31, 2010, letters of credit in the amount of $93,633 were outstanding under the revolving credit line, and the Company’s term loans due 2011 had a carrying value of $274,690, net of debt discount of $1,685, with $33,500 classified as current portion of long-term debt.

On April 15, 2010, the Company and its lenders amended and restated the Alpha Credit Facility (the “Amend and Extend”). The Amend and Extend, among other things, extends the maturity of $236,800 of the then outstanding term loans and $554,000 of existing revolving credit facility commitments from July 7, 2011 to July 31, 2014.  The Amend and Extend added $300,400 of additional revolving credit facility borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolving credit facility at the close of the Amend and Extend to $950,400, of which $96,000 was not extended and will mature on July 7, 2011.  Additionally, the Amend and Extend increases the amount of the “accordion” feature of the Alpha Credit Facility to $400,000, all of which will be available for the Company to exercise following the closing of the Amend and Extend.  Furthermore, the Amend and Extend makes other changes to the Alpha Credit Facility, including increases to certain baskets under the negative covenants to provide the Company greater financial and operating flexibility.

Accounts Receivable Securitization

As of March 31, 2010, letters of credit in the amount $143,474 were outstanding under the A/R Facility and no cash borrowing transactions had taken place. As outstanding letters of credit exceeded borrowing capacity as of March 31, 2010, the Company was required to provide additional collateral in the form of $35 of restricted cash, which is included in Prepaid expenses and other current assets, to secure outstanding letters of credit.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

(7)     Asset Retirement Obligations

As of March 31, 2010 and December 31, 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $208,816 and $205,632, respectively. The portion of the costs expected to be paid within a year of $13,981 and $14,908, as of March 31, 2010 and December 31, 2009, respectively, is included in Accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2010 or December 31, 2009. These regulatory obligations are secured by surety bonds.

Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2009	$205,632
Accretion for the period	4,357
Revisions in estimated cash flows	53
Expenditures for the period	(1,226)
Total asset retirement obligations at March 31, 2010	$208,816
Less current portion	13,981
Long-term portion	$194,835

 (8)     Fair Value of Financial Instruments and Fair Value Measurements

The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instruments.

The carrying amounts for Cash and cash equivalents, Trade accounts receivable, net, Prepaid expenses and other current assets, Trade accounts payable, Accrued expenses and other current liabilities approximate fair value due to the short maturity of these instruments.

Long-term Debt: The fair value of the Convertible Notes was estimated using observable market prices as these securities are traded. The fair value of the 2014 Notes and the term loan due 2011 is estimated based on a current market rate of interest offered to the Company for debt of similar maturities.

The estimated fair values of long-term debt were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Term loan due 2011(1)	$274,690	$270,848	$282,739	$279,055
7.25% senior notes due 2014(2)	297,060	304,996	296,990	302,014
2.375% convertible senior notes due 2015(3)	213,387	336,964	210,524	325,953
Total long-term debt	$785,137	$912,808	$790,253	$907,022

(1)	Net of debt discount of $1,685 and $2,011 as of March 31, 2010 and December 31, 2009, respectively.
(2)	Net of debt discount of $1,225 and $1,295 as of March 31, 2010 and December 31, 2009, respectively.
(3)	Net of debt discount of $74,113 and $76,976 as of March 31, 2010 and December 31, 2009, respectively.

ASC 820 requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Level 3 – Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2010 and December 31, 2009, respectively.  As required by ASC 820, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2010
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$123,006	$123,006	$-	$-
Corporate debt securities	$34,383	$34,383	$-	$-
Forward coal sales	$2,166	$-	$2,166	$-
Forward coal purchases	$(511)	$-	$(511)	$-
Commodity swaps	$(2,088)	$-	$(2,088)	$-
Commodity options	$(946)	$-	$(946)	$-
Interest rate swaps	$(25,179)	$-	$(25,179)	$-

	December 31, 2009
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$111,808	$111,808	$-	$-
Corporate debt securities	$7,178	$7,178	$-	$-
Forward coal sales	$3,414	$-	$3,414	$-
Forward coal purchases	$(2,861)	$-	$(2,861)	$-
Commodity swaps	$(8,691)	$-	$(8,691)	$-
Commodity options	$(255)	$-	$(255)	$-
Interest rate swaps	$(24,232)	$-	$(24,232)	$-

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Corporate Debt Securities: The fair value of marketable securities is based on observable market data.

Level 2 Fair Value Measurements

Forward Coal Purchases and Sales – The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter party risk, when applicable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Commodity Swaps – Since the Company’s commodity swaps are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about commodity prices based on those observed in the underlying markets.

Coal Options – The fair values of the coal options were estimated using discounted cash flow calculations based upon forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes.

Interest Rate Swaps – The fair values of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves.  The curves were obtained from independent pricing services reflecting broker market quotes.

(9)     Derivative Financial Instruments

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the three months ended March 31, 2010. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to 70% and 49% of anticipated diesel fuel usage for calendar year 2010 and 2011, respectively. The average fixed price per swap for diesel fuel hedges is $2.33 per gallon and $2.39 per gallon for calendar year 2010 and 2011, respectively. As of March 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 74% of anticipated explosives usage in the Powder River Basin for calendar year 2010. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices.  In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production.  The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 80% of anticipated natural gas production in 2010.

Interest Rate Swap

The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The Company previously entered into a pay fixed, receive variable interest rate swap to convert the Company’s previous variable-rate term loan into fixed-rate debt. The interest rate swap was designated as a qualifying cash flow hedge. During the year ended December 31, 2009, the Company repaid the related term loan and de-designated the swap as a cash flow hedge. The Company did not terminate the interest rate swap due to the swap’s potential benefit in offsetting a portion of the effect of interest rate changes in the Company’s other variable rate debt. Subsequent changes in fair value are recorded in Interest expense.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	March 31, 2010	December 31, 2009
Commodity swaps (1)	$9,891	$2,222

Derivatives not designated as cash flow hedging instruments	March 31, 2010	December 31, 2009
Forward coal sales (2)	$2,166	$3,414
Commodity swaps (3)	72	5,066
Total	$2,238	$8,480

Total asset derivatives	$12,129	$10,702

(1)	As of March 31, 2010, $7,218 is recorded in Prepaid and other current assets and $2,673 is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $390 is recorded in Prepaid and other current assets and $1,832 is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
(2)	As of March 31, 2010, $1,576 is recorded in Prepaid and other current assets and $590 is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $3,216 is recorded in Prepaid and other current assets and $198 is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
(3)	As of March 31, 2010, $72 is recorded in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $4,333 is recorded in Prepaid and other current assets and $733 is recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	March 31, 2010	December 31, 2009
Commodity swaps (1)	$11,270	$1,148

Derivatives not designated as cash flow hedging instruments	March 31, 2010	December 31, 2009
Forward coal purchases (2)	$511	$2,861
Commodity swaps (3)	781	14,831
Commodity options-coal (4)	946	255
Interest rate swap (5)	25,179	24,232
Total	$27,417	$42,179

Total liability derivatives	$38,687	$43,327

(1)	As of March 31, 2010, $8,682 is recorded in Accrued expenses and other current liabilities and $2,588 is recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $1,148 is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
(2)	As of March 31, 2010 and December 31, 2009, $511 and $2,861 is recorded in Accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets.
(3)	As of March 31, 2010, $781 is recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $10,833 is recorded in Accrued expenses and other current liabilities and $3,998 in Other non-current liabilities in the Condensed Consolidated Balance Sheets.
(4)	As of March 31, 2010, $63 is recorded in Accrued expenses and other current liabilities and $883 in Other non-current liabilities in the Condensed Consolidated Balance Sheets.
As of December 31, 2009, $119 is recorded in Accrued expenses and other current liabilities and $136 in Other non-current liabilities in the Condensed Consolidated Balance Sheets.
(5)	As of March 31, 2010 and December 31, 2009, $25,179 and $24,232, respectively, is recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2010 and 2009 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified		Gain (loss) recorded
	from accumulated other		in accumulated other
Derivatives designated as	comprehensive income to earnings		comprehensive income
cash flow hedging instruments	2010	2009	2010	2009
Commodity swaps (2)	$268	$-	$2,252	$(6)
Interest rate swap (1)	-	2,408	-	(24)
	$268	$2,408	$2,252	$(30)

(1)	Amounts related to the interest rate swap were recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010.
(2)
The ineffectiveness recorded for commodity swaps is included in Other Expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010.  There was no ineffectiveness recorded for the interest rate swap for the three months ended March 31, 2009.

	Gain (loss)
Derivatives not designated as	recorded in earnings
cash flow hedging instruments	2010	2009
Forward coal sales (1)	$(1,248)	$1,714
Forward coal purchases (1)	2,350	(2,575)
Commodity swaps (2)	(349)	1,724
Commodity options-diesel fuel (2)	-	(625)
Commodity options-coal (1)	(691)	-
Interest rate swap (3)	(947)	-
	$(885)	$238

(1)	Amounts are recorded as a component of Other revenues in the Condensed Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of Other expenses in the Condensed Consolidated Statements of Operations.
(3)	Amounts are recorded as a component of Interest expense in the Condensed Consolidated Statements of Operations.

The following table summarizes the changes to Accumulated other comprehensive income (loss) related to hedging activities during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$899	$(20,961)
Net change associated with current year hedging transactions	2,252	(24)
Net amounts reclassified to earnings	268	48
Balance at end of period	$3,419	$(20,937)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

(10)     Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Three Months Ended
	March 31,
	2010	2009
Continuing operations	$21,278	$13,627
Discontinued operations	(418)	(1,594)
Total	$20,860	$12,033

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense from continuing operations is as follows:

	Three Months Ended
	March 31,
	2010	2009
Federal statutory income tax expense	$12,582	$21,086
Increases (reductions) in taxes due to:
Percentage depletion allowance	(15,469)	(7,667)
State taxes, net of federal tax impact	(210)	1,490
Deduction for domestic production activities	(1,887)	(569)
Change in valuation allowance	-	(839)
Change in law - Medicare Part D Subsidy	25,566	-
Other, net	696	126
Income tax expense from continuing operations	$21,278	$13,627

The Patient Protection and Affordable Care Act (“PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated beginning in years ending after December 31, 2012. Since the acts were signed into law in the current quarter, ASC 740 – Income Taxes, requires that the effect of the tax law change be recorded immediately as a component of tax expense. During the three months ended March 31, 2010, the income tax effect related to the acts was a reduction of $25,566 to the deferred tax asset related to the postretirement prescription drug benefits.

(11)     Employee Benefit Plans

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

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2010	2009
Service cost	$2,074	$-
Interest cost	3,656	-
Expected return on plan assets	(3,239)	-
Net periodic benefit cost	$2,491	$-

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Components of Net Periodic Costs of Other Postretirement Benefit Plans and Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2010	2009
Service cost	$3,087	$694
Interest cost	9,302	855
Expected return on plan assets	(20)	-
Amortization of prior service cost	550	592
Amortization of net actuarial gain	29	-
Net periodic benefit cost	$12,948	$2,141

In March 2010, the PPACA was enacted, potentially impacting the costs to provide healthcare benefits to the Company’s eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (“Black Lung”). The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

Plan standard changes that could affect the Company in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect the Company in the long term include an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on future healthcare costs or postretirement benefit obligations. Accordingly, as of March 31, 2010, the Company has not made any changes to the assumptions used to determine postretirement benefit obligations. The Company will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

The PPACA also amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Company evaluated the impact of these changes to its current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for its self insured black lung plans as of March 31, 2010. The re-measurement resulted in an estimated $6,658 increase to the obligation as of March 31, 2010 included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets, with an offset to other comprehensive income.

(12)     Stock-Based Compensation Awards

At March 31, 2010, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense from continuing operations totaled $8,706 and $3,225, for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, approximately 70% and 72%, respectively, of stock-based compensation expense from continuing operations is reported as Selling, general and administrative expenses and approximately 30% and 28%, respectively, of stock-based compensation expense from continuing operations was recorded as a component of Cost of coal sales.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

During the three months ended March 31, 2010, the Company awarded certain of its executives and key employees 336,529 time-based restricted share units and 265,636 performance-based restricted share units.  The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units awarded under the Plans cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 265,636 performance-based restricted share units awarded during the three months ended March 31, 2010 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

On March 30, 2010, the Company filed its Notice of Annual Meeting of Stockholders and Proxy Statement, to be held on May 19, 2010, which includes a proposal to approve the 2010 Long-Term Incentive Plan (the “2010 LTIP”).  The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of  the 2010 LTIP.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in Treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the three months ended March 31, 2010 and 2009, the Company repurchased 344,250 and 106,739, respectively, of common shares from employees at an average price paid per share of $45.54 and $18.96, respectively. As of March 31, 2010 and December 31, 2009, the Company had repurchased 653,707 and 309,457, respectively, shares of common stock in the amount of $24,550 and $8,874, respectively, which was recorded in Treasury stock in the Condensed Consolidated Balance Sheets.

(13)     Commitments and Contingencies

(a) General

Estimated losses from loss contingencies and legal expenses associated with contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material.

(b) Commitments

In connection with the Merger, the Company assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,500, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The three remaining annual installments of $36,108 each are due on May 1, the anniversary date of the lease in 2010, 2011 and 2012.

(c) Contingencies

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

(d) Guarantees and Financial Instruments with Off-Balance Sheet Risk

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
(Unaudited, dollars in thousands)
(Continued)

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of March 31, 2010 is presented in Note 6. As of March 31, 2010, the Company had $93,633 of additional letters of credit outstanding under its revolving credit facility.

(e) Legal Proceedings

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

(14) Comprehensive Income

Total comprehensive income is as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net income	$14,041	$40,964
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of $0 and ($8) for the three months ended March 31, 2010 and 2009, respectively	-	24
Adjustments to unrecognized losses and amortization of employee benefit costs, net of tax effect of $2,319 and ($153) for the three months ended March 31, 2010 and 2009, respectively	(3,696)	462
Change in fair value of cash flow hedges, net of tax effect of ($1,564) and ($2) for the three months ended March 31, 2010 and 2009, respectively	2,520	6
Change in fair value of available-for-sale marketable securities, net of income tax of ($103) and $0 for the three months ended March 31, 2010 and 2009, respectively	163	-
Total comprehensive income	$13,028	$41,456

The following table summarizes the components of accumulated other comprehensive income at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of taxes of ($3,783) and ($6,102) as of March 31, 2010 and December 31, 2009, respectively	1,437	5,133
Unrealized losses on cash flow hedges, net of taxes of ($2,116) and ($552) as of March 31, 2010 and December 31, 2009, respectively	3,419	899
Change in fair value of available-for-sale marketable securities, net of income tax benefit of $37 and $140 as of March 31, 2010 and December 31, 2009, respectively	(57)	(220)
Total accumulated other comprehensive income	$4,799	$5,812

(15)     Segment Information

The Company discloses information about operating segments using the management approach, where segments are determined and reported based on the way that management organizes the enterprise for making operating decisions and assessing performance.  The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Merger, Old Alpha had only one reportable segment, Coal Operations, which included operations in Central and Northern Appalachia. As a result of the Merger, the Company changed its organizational structure and re-evaluated its reportable segments.  Based on a review of the required economic characteristics, the Company aggregated its operating segments into two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2010 and Eastern Coal Operations, which consists of 38 underground mines and 22 surface mines in Central and Northern Appalachia as of March 31, 2010, as well as the Company’s road construction business which operates in Central Appalachia and its coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as Income from continuing operations plus Interest expense, Income tax expense, Amortization of acquired coal supply agreements, net and Depreciation, depletion and amortization, less Interest income and Income tax benefit. All prior period segment information has been reclassified to conform to the current presentation.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2010 and total assets as of December 31, 2009 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$777,009	$134,091	$10,904	$922,004
Amortization of acquired coal supply agreements, net	$44,137	$21,820	$-	$65,957
Depreciation, depletion, and amortization	$76,871	$14,854	$3,402	$95,127
EBITDA from continuing operations	$209,469	$20,727	$(11,724)	$218,472
Capital expenditures	$49,801	$5,950	$5,128	$60,879
Goodwill	$304,900	$47,681	$5,287	$357,868
Total assets	$3,654,956	$716,454	$751,361	$5,122,771

The following table presents a reconciliation of EBITDA from continuing operations to Income from continuing operations for the three months ended March 31, 2010:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
EBITDA from continuing operations	$209,469	$20,727	$(11,724)	$218,472
Interest expense	(11,677)	(941)	(9,502)	(22,120)
Interest income	(1,862)	17	2,525	680
Income tax benefit (expense)	-	-	(21,278)	(21,278)
Depreciation, depletion and amortization	(76,871)	(14,854)	(3,402)	(95,127)
Amortization of acquired coal supply agreements, net	(44,137)	(21,820)	-	(65,957)
Income from continuing operations	$74,922	$(16,871)	$(43,381)	$14,670

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2009, and total assets as of December 31, 2009 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total Revenues	$479,875	$-	$6,084	$485,959
Depreciation, depletion, and amortization	$39,527	$-	$678	$40,205
EBITDA from continuing operations	$100,847	$-	$8,834	$109,681
Capital expenditures	$17,133	$-	$1,003	$18,136
Goodwill	$304,900	$47,681	$5,287	$357,868
Total assets	$3,654,956	$716,454	$751,361	$5,122,771

The following table presents a reconciliation of EBITDA from continuing operations to Income from continuing operations for the three months ended March 31, 2009:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
EBITDA from continuing operations	$100,847	$-	$8,834	$109,681
Interest expense	(21)	-	(9,832)	(9,853)
Interest income	(126)	-	751	625
Income tax benefit (expense)	-	-	(13,627)	(13,627)
Depreciation, depletion and amortization	(39,527)	-	(678)	(40,205)
Income from continuing operations	$61,173	$-	$(14,552)	$46,621

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $254,846 or approximately 28% of total coal and freight revenues for the three months ended March 31, 2010. Export revenues totaled $195,097 or approximately 41% of total coal and freight revenues for the three months ended March 31, 2009.

(16)     Discontinued Operations

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

The following table reflects the activities for Kingwood’s discontinued operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Total revenues	$-	$2,907
Costs and expenses	(1,047)	(10,158)
Loss from operations	(1,047)	(7,251)
Income tax benefit from discontinued operations	418	1,594
Loss from discontinued operations	$(629)	$(5,657)

The assets and liabilities of Kingwood Mining Company, LLC as of March 31, 2010 and December 31, 2009 are shown below:

	March 31,	December 31,
	2010	2009
Current assets	$-	$-
Property, plant, and equipment, net	1,156	1,636
Other assets	440	442
Total assets of discontinued operations	1,596	2,078

Current liabilities	3,589	4,830
Noncurrent liabilities	10,996	10,166
Total liabilities of discontinued operations	14,585	14,996

Net liability	$(12,989)	$(12,918)

(17)    Mergers and Acquisitions

Merger with Foundation Coal Holdings, Inc.

On May 11, 2009, Old Alpha and Foundation executed an agreement and plan of merger pursuant to which Old Alpha was to be merged with and into Foundation, with Foundation continuing as the surviving corporation of the Merger. On July 31, 2009, the Merger was completed and Foundation was renamed Alpha Natural Resources, Inc.

The fair value of common stock issued was determined by the closing price of Old Alpha’s common stock on the day of the Merger. The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Foundation. The allocation of the purchase price has not been finalized due to the final calculation of deferred taxes, therefore, the amounts that have been recorded are provisional and will remain as such until a final tax return is filed for Foundation, which is anticipated to occur by the end of the second quarter of 2010.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Merger occurred at the beginning of the period being presented. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the Merger occurred at the beginning of the period presented, or of future results of operations.

The unaudited pro forma results for the three months ended March 31, 2009 are as follows:

Three Months Ended March 31, 2009
Total revenues
As reported	$485,959
Pro forma	$880,511

Income (loss) from continuing operations
As reported	$46,621
Pro forma	$(11,954)

Earnings per share from continuing operations-basic
As reported	$0.67
Pro forma	$(0.10)

Earnings per share from continuing operations-diluted
As reported	$0.66
Pro forma	$(0.10)

(18)    Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, Foundation’s subsidiary, Foundation PA (the “2014 Notes Issuer”), issued the 2014 Notes. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became subsidiaries of the Company.

On August 1, 2009, in connection with the Merger, Foundation PA, the Company and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, the Company assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into the Company. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries” under the 2014 Notes, referred to as the “2014 Notes Guarantor Subsidiaries,” are each of the direct and indirect wholly owned subsidiaries of the Company, other than the Issuer Subsidiary and the Non-Guarantor Subsidiary. The Company and the 2014 Notes Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Presented below are condensed consolidating financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009, based on the guarantor structure that was in place at March 31, 2010. As the Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer, Old Alpha’s historical financial statements are the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to the Company in reference to dates following the Merger, and refers to the Company as a guarantor of the 2014 Notes; information is presented for “2014 Notes Issuer” only for dates following the Merger because the 2014 Notes Issuer was a subsidiary of Foundation prior to the Merger; and information for “2014 Notes Guarantor Subsidiaries” prior to the Merger includes only those 2014 Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended March 31, 2010, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and is not a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2010
		2014 Notes	2014 Notes Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,045	$-	$429,790	$-	$-	$493,835
Trade accounts receivable, net	-	-	18,600	288,781	-	307,381
Inventories, net	-	-	206,604	-	-	206,604
Prepaid expenses and other current assets	-	-	194,034	35	-	194,069
Total current assets	64,045	-	849,028	288,816	-	1,201,889

Property, equipment and mine development costs, net	-	-	1,077,198	-	-	1,077,198
Owned and leased mineral rights, net	-	-	1,955,790	-	-	1,955,790
Owned lands	-	-	92,132	-	-	92,132
Goodwill	-	-	357,868	-	-	357,868
Acquired coal supply agreements, net	-	-	328,700	-	-	328,700
Other non-current assets	4,694,356	1,655,175	3,121,623	55,256	(9,379,090)	147,320
Total assets	$4,758,401	$1,655,175	$7,782,339	$344,072	$(9,379,090)	$5,160,897

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Trade accounts payable	1,623	3	149,595	15	-	151,236
Accrued expenses and other current liabilities	3,130	5,206	238,230	66	-	246,632
Total current liabilities	4,753	38,709	387,825	81	-	431,368

Long-term debt	213,387	538,250	-	-	-	751,637
Pension and postretirement medical benefit obligations	-	-	690,159	-	-	690,159
Asset retirement obligations	-	-	194,835	-	-	194,835
Deferred income taxes	-	-	322,798	-	-	322,798
Other non-current liabilities	1,933,061	671,273	1,086,234	338,454	(3,866,122)	162,900
Total liabilities	2,151,201	1,248,232	2,681,851	338,535	(3,866,122)	2,553,697

Stockholders' Equity
Total stockholders' equity	2,607,200	406,943	5,100,488	5,537	(5,512,968)	2,607,200
Total liabilities and stockholders' equity	$4,758,401	$1,655,175	$7,782,339	$344,072	$(9,379,090)	$5,160,897

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

		2014 Notes	2014 Notes Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$-	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	-	18,541	214,090	-	232,631
Inventories, net	-	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	-	176,953	-	-	176,953
Total current assets	69,410	-	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	-	1,985,855	-	-	1,985,855
Owned lands	-	-	91,262	-	-	91,262
Goodwill	-	-	357,868	-	-	357,868
Acquired coal supply agreements, net	-	-	396,491	-	-	396,491
Other non-current assets	4,121,982	1,659,341	2,560,143	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$1,659,341	$7,242,390	$263,562	$(8,233,914)	$5,122,771

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Trade accounts payable	1,469	-	141,931	-	-	143,400
Accrued expenses and other current liabilities	1,423	9,552	247,250	68	-	258,293
Total current liabilities	2,892	43,052	389,181	68	-	435,193

Long-term debt	210,524	546,229	-	-	-	756,753
Pension and postretirement medical benefit obligations	-	-	682,991	-	-	682,991
Asset retirement obligations	-	-	190,724	-	-	190,724
Deferred income taxes	-	-	316,464	-	-	316,464
Other non-current liabilities	1,386,687	671,273	605,599	259,172	(2,773,374)	149,357
Total liabilities	1,600,103	1,260,554	2,184,959	259,240	(2,773,374)	2,531,482

Stockholders' Equity
Total stockholders' equity:	2,591,289	398,787	5,057,431	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,191,392	$1,659,341	$7,242,390	$263,562	$(8,233,914)	$5,122,771

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

		2014 Notes	2014 Notes Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$831,266	$-	$-	$831,266
Freight and handling revenues	-	-	64,788	-	-	64,788
Other revenues	-	-	23,852	2,098	-	25,950
Total revenues	-	-	919,906	2,098	-	922,004
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	575,067	-	-	575,067
Freight and handling costs	-	-	64,788	-	-	64,788
Other expenses	-	-	15,684	-	-	15,684
Depreciation, depletion and amortization	-	-	95,127	-	-	95,127
Amortization of acquired coal supply agreements, net	-	-	65,957	-	-	65,957
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	-	47,121	668	-	47,789
Total costs and expenses	-	-	863,744	668	-	864,412
Income from operations	-	-	56,162	1,430	-	57,592
Other income (expense):
Interest expense	(4,783)	(11,343)	(5,255)	(739)	-	(22,120)
Interest income	-	-	680	-	-	680
Miscellaneous expense, net	-	-	(204)	-	-	(204)
Total other expense, net	(4,783)	(11,343)	(4,779)	(739)	-	(21,644)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,783)	(11,343)	51,383	691	-	35,948
Income tax benefit (expense)	1,865	4,424	(27,298)	(269)	-	(21,278)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	16,959	36,987	-	-	(53,856)	-
Income from continuing operations	14,041	29,978	24,085	422	(53,856)	14,670
Discontinued operations:
Loss from discontinued operations	-	-	(1,047)	-	-	(1,047)
Income tax benefit	-	-	418	-	-	418
Loss from discontinued operations	-	-	(629)	-	-	(629)
Net income	$14,041	$29,978	$23,456	$422	$(53,856)	$14,041

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

		2014 Notes	2014 Notes Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$425,803	$-	$-	$425,803
Freight and handling revenues	-	-	46,054	-	-	46,054
Other revenues	-	-	13,726	376	-	14,102
Total revenues	-	-	485,583	376	-	485,959
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	303,025	-	-	303,025
Freight and handling costs	-	-	46,054	-	-	46,054
Other expenses	-	-	10,849	-	-	10,849
Depreciation, depletion and amortization	-	-	40,205	-	-	40,205
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	134	-	16,299	33	-	16,466
Total costs and expenses	134	-	416,432	33	-	416,599
Income (loss) from operations	(134)	-	69,151	343	-	69,360
Other income (expense):
Interest expense	(4,553)	-	(5,261)	(39)	-	(9,853)
Interest income	-	-	625	-	-	625
Miscellaneous income, net	-	-	116	-	-	116
Total other expense, net	(4,553)	-	(4,520)	(39)	-	(9,112)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,687)	-	64,631	304	-	60,248
Income tax benefit (expense)	1,828	-	(15,336)	(119)	-	(13,627)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	43,823	-	-	-	(43,823)	-
Income from continuing operations	40,964	-	49,295	185	(43,823)	46,621
Discontinued operations:
Loss from discontinued operations	-	-	(7,251)	-	-	(7,251)
Income tax benefit	-	-	1,594	-	-	1,594
Loss from discontinued operations	-	-	(5,657)	-	-	(5,657)
Net income	$40,964	$-	$43,638	$185	$(43,823)	$40,964

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Three Months Ended March 31, 2010

		2014 Notes	2014 Notes Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(3,076)	$(16,690)	$160,918	$2,098	$143,250

Investing activities:
Capital expenditures	$-	$-	$(60,879)	$-	$(60,879)
Purchases of marketable securities, net	-	-	(38,240)	-	(38,240)
Purchase of equity method investment	-	-	(3,000)	-	(3,000)
Other, net	-	-	819	-	819
Net cash used in investing activities	$-	$-	$(101,300)	$-	$(101,300)

Financing activities:
Principal repayments on long-term debt	$-	$(8,375)	$-	$-	$(8,375)
Proceeds from exercise of stock options	3,332	-		-	3,332
Excess tax benefit from stock-based awards	-	-	6,735	-	6,735
Common stock repurchases	(15,676)	-	-	-	(15,676)
Transactions with affiliates	10,055	25,065	(33,022)	(2,098)	-
Net cash (used in) provided by financing activities	$(2,289)	$16,690	$(26,287)	$(2,098)	$(13,984)

Net (decrease) increase in cash and cash equivalents	$(5,365)	$-	$33,331	$-	$27,966
Cash and cash equivalents at beginning of period	69,410	-	396,459	-	465,869
Cash and cash equivalents at end of period	$64,045	$-	$429,790	$-	$493,835

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Three Months Ended March 31, 2009

		2014 Notes	2014 Notes Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(2,846)	$-	$46,220	$376	$43,750

Investing activities:
Capital expenditures	$-	$-	$(18,136)	$-	$(18,136)
Purchase of acquired companies	-	-	(1,750)	-	(1,750)
Other, net	-	-	124	-	124
Net cash used in investing activities	$-	$-	$(19,762)	$-	$(19,762)

Financing activities:
Principal repayments of note payable	$-	$-	$(5,416)	$-	$(5,416)
Principal repayments on long-term debt	-	-	(54)	-	(54)
Common stock repurchases	(2,022)	-	-	-	(2,022)
Transactions with affiliates	957	-	(581)	(376)	-
Net cash used in financing activities	$(1,065)	$-	$(6,051)	$(376)	$(7,492)

Net (decrease) increase in cash and cash equivalents	$(3,911)	$-	$20,407	$-	$16,496
Cash and cash equivalents at beginning of period	73,321	-	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$-	$623,276	$-	$692,686

The Company may issue new registered debt securities (the “New Notes”) in the future that will be fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009, respectively, based on the guarantor structure that would be in place in the event the Company issues New Notes in the future. As the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to the Company in reference to dates following the Merger, and refers to the Company as the issuer of any New Notes that may be issued in the future; and information for “New Notes Guarantor Subsidiaries” prior to the Merger includes only those New Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended March 31, 2010, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and would notbe a guarantor of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2010

	Parent	New Notes Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,045	$429,790	$-	$-	$493,835
Trade accounts receivable, net	-	18,600	288,781	-	307,381
Inventories, net	-	206,604	-	-	206,604
Prepaid expenses and other current assets	-	194,034	35	-	194,069
Total current assets	64,045	849,028	288,816	-	1,201,889

Property, equipment and mine development costs, net	-	1,077,198	-	-	1,077,198
Owned and leased mineral rights, net	-	1,955,790	-	-	1,955,790
Owned lands	-	92,132	-	-	92,132
Goodwill	-	357,868	-	-	357,868
Acquired coal supply agreements, net	-	328,700	-	-	328,700
Other non-current assets	4,694,356	4,776,798	55,256	(9,379,090)	147,320
Total assets	$4,758,401	$9,437,514	$344,072	$(9,379,090)	$5,160,897

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500
Trade accounts payable	1,623	149,598	15	-	151,236
Accrued expenses and other current liabilities	3,130	243,436	66	-	246,632
Total current liabilities	4,753	426,534	81	-	431,368

Long-term debt	213,387	538,250	-	-	751,637
Pension and postretirement medical benefit obligations	-	690,159	-	-	690,159
Asset retirement obligations	-	194,835	-	-	194,835
Deferred income taxes	-	322,798	-	-	322,798
Other non-current liabilities	1,933,061	1,757,507	338,454	(3,866,122)	162,900
Total liabilities	2,151,201	3,930,083	338,535	(3,866,122)	2,553,697

Stockholders' Equity
Total stockholders' equity	2,607,200	5,507,431	5,537	(5,512,968)	2,607,200
Total liabilities and stockholders' equity	$4,758,401	$9,437,514	$344,072	$(9,379,090)	$5,160,897

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009
	Parent	New Notes Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	18,541	214,090	-	232,631
Inventories, net	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	176,953	-	-	176,953
Total current assets	69,410	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	1,985,855	-	-	1,985,855
Owned lands	-	91,262	-	-	91,262
Goodwill	-	357,868	-	-	357,868
Acquired coal supply agreements, net	-	396,491	-	-	396,491
Other non-current assets	4,121,982	4,219,484	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$8,901,731	$263,562	$(8,233,914)	$5,122,771

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500
Trade accounts payable	1,469	141,931	-	-	143,400
Accrued expenses and other current liabilities	1,423	256,802	68	-	258,293
Total current liabilities	2,892	432,233	68	-	435,193

Long-term debt	210,524	546,229	-	-	756,753
Pension and postretirement medical benefit obligations	-	682,991	-	-	682,991
Asset retirement obligations	-	190,724	-	-	190,724
Deferred income taxes	-	316,464	-	-	316,464
Other non-current liabilities	1,386,687	1,276,872	259,172	(2,773,374)	149,357
Total liabilities	1,600,103	3,445,513	259,240	(2,773,374)	2,531,482

Stockholders' Equity
Total stockholders' equity	2,591,289	5,456,218	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,191,392	$8,901,731	$263,562	$(8,233,914)	$5,122,771

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

	Parent	New Notes Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$831,266	$-	$-	$831,266
Freight and handling revenues	-	64,788	-	-	64,788
Other revenues	-	23,852	2,098	-	25,950
Total revenues	-	919,906	2,098	-	922,004
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	575,067	-	-	575,067
Freight and handling costs	-	64,788	-	-	64,788
Other expenses	-	15,684	-	-	15,684
Depreciation, depletion and amortization	-	95,127	-	-	95,127
Amortization of acquired coal supply agreements, net	-	65,957	-	-	65,957
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	47,121	668	-	47,789
Total costs and expenses	-	863,744	668	-	864,412
Income from operations	-	56,162	1,430	-	57,592
Other income (expense):
Interest expense	(4,783)	(16,598)	(739)	-	(22,120)
Interest income	-	680	-	-	680
Miscellaneous expense, net	-	(204)	-	-	(204)
Total other expense, net	(4,783)	(16,122)	(739)	-	(21,644)
(Loss) income from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,783)	40,040	691	-	35,948
Income tax benefit (expense)	1,865	(22,874)	(269)	-	(21,278)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	16,959	36,897	-	(53,856)	-
Income from continuing operations	14,041	54,063	422	(53,856)	14,670
Discontinued operations:
Loss from discontinued operations	-	(1,047)	-	-	(1,047)
Income tax benefit	-	418	-	-	418
Loss from discontinued operations	-	(629)	-	-	(629)
Net income	$14,041	$53,434	$422	$(53,856)	$14,041

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

	Parent	New Notes Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$425,803	$-	$-	$425,803
Freight and handling revenues	-	46,054	-	-	46,054
Other revenues	-	13,726	376	-	14,102
Total revenues	-	485,583	376	-	485,959
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	303,025	-	-	303,025
Freight and handling costs	-	46,054	-	-	46,054
Other expenses	-	10,849	-	-	10,849
Depreciation, depletion and amortization	-	40,205	-	-	40,205
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	134	16,299	33	-	16,466
Total costs and expenses	134	416,432	33	-	416,599
Income (loss) from operations	(134)	69,151	343	-	69,360
Other income (expense):
Interest expense	(4,553)	(5,261)	(39)	-	(9,853)
Interest income	-	625	-	-	625
Miscellaneous income, net	-	116	-	-	116
Total other expense, net	(4,553)	(4,520)	(39)	-	(9,112)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,687)	64,631	304	-	60,248
Income tax benefit (expense)	1,828	(15,336)	(119)	-	(13,627)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	43,823	-	-	(43,823)	-
Income from continuing operations	40,964	49,295	185	(43,823)	46,621
Discontinued operations:
Loss from discontinued operations	-	(7,251)	-	-	(7,251)
Income tax benefit	-	1,594	-	-	1,594
Loss from discontinued operations	-	(5,657)	-	-	(5,657)
Net income	$40,964	$43,638	$185	$(43,823)	$40,964

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Three Months Ended March 31, 2010

	Parent	New Notes Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiary	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(3,076)	$144,228	$2,098	$143,250

Investing activities:
Capital expenditures	$-	$(60,879)	$-	$(60,879)
Purchases of marketable securities, net	-	(38,240)	-	(38,240)
Purchase of equity method investment	-	(3,000)	-	(3,000)
Other, net	-	819	-	819
Net cash used in investing activities	$-	$(101,300)	$-	$(101,300)

Financing activities:
Principal repayments on long-term debt	-	(8,375)	-	(8,375)
Proceeds from exercise of stock options	3,332	-	-	3,332
Excess tax benefit from stock-based awards	-	6,735	-	6,735
Common stock repurchases	(15,676)	-	-	(15,676)
Transactions with affiliates	10,055	(7,957)	(2,098)	-
Net cash used in financing activities	$(2,289)	$(9,597)	$(2,098)	$(13,984)

Net (decrease) increase in cash and cash equivalents	$(5,365)	$33,331	$-	$27,966
Cash and cash equivalents at beginning of period	69,410	396,459	-	465,869
Cash and cash equivalents at end of period	$64,045	$429,790	$-	$493,835

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flow
Three Months Ended March 31, 2009

	Parent	New Notes Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiary	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(2,846)	$46,220	$376	$43,750

Investing activities:
Capital expenditures	$-	$(18,136)	$-	$(18,136)
Purchase of acquired company	-	(1,750)	-	(1,750)
Other, net	-	124	-	124
Net cash used in investing activities	$-	$(19,762)	$-	$(19,762)

Financing activities:
Principal repayments of note payable	$-	$(5,416)	$-	$(5,416)
Principal repayments on long-term debt	-	(54)	-	(54)
Common stock repurchases	(2,022)	-	-	(2,022)
Transactions with affiliates	957	(581)	(376)	-
Net cash used in financing activities	$(1,065)	$(6,051)	$(376)	$(7,492)

Net increase (decrease) in cash and cash equivalents	$(3,911)	$20,407	$-	$16,496
Cash and cash equivalents at beginning of period	73,321	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$623,276	$-	$692,686

(19)     Subsequent Events

On April 15, 2010, the Company amended and extended the maturity of its secured credit facility. See Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are included in periodic filings of Alpha subsequent to the Merger. The results of operations for the quarter ending March 31, 2010 contain the combined results of both companies.  The results of operations for the quarter ending March 31, 2009 only include the historical results of Old Alpha.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “we,” “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Merger.

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and our customers refusing to receive coal under agreed contract terms;
•	potential instability and volatility in worldwide financial markets;
•	future legislation and changes in regulations, governmental policies or taxes or changes in interpretation thereof;
•	inherent risks of coal mining beyond our control;
•	disruption in coal supplies;
•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•	our ability to successfully integrate operations that we may acquire or develop in the future;
•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•	our relationships with, and other conditions affecting, our customers;
•	reductions or increases in customer coal inventories and the timing of those changes;
•	changes in and renewal or acquisition of new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;
•	changes in postretirement benefit obligations, pension obligations and federal black lung obligations;
•	increased costs and obligations potentially arising from the recently enacted Patient Protection and Affordable Care Act;
•	fair value of derivative instruments not accounted for as hedges that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business, related costs, and profitability estimates;
•	restrictive covenants in our secured credit facility and the indentures governing the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015;
•	certain terms of the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015, including any conversions, that may adversely impact our liquidity;
•	weather conditions or catastrophic weather-related damage; and
•
other factors, including the other factors discussed in “-Overview - Coal Pricing Trends, Uncertainties and Outlook” below, Part II, Item 1A, “Risk Factors” below and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview

We are one of America’s premier coal suppliers, operating 62 mines and 14 coal preparation and load-out facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,200 employees.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal for the three months ended March 31, 2010 and 2009 accounted for approximately 88% and 61%, respectively, of our coal sales volume. Our sales of metallurgical coal for the three months ended March 31, 2010 and 2009, which generally sells at a premium over steam coal, accounted for approximately 12% and 39%, respectively, of our coal sales volume. The effect of the Merger on the relative percentages of coal sales volumes for three months ended March 31, 2010 is discussed below in “Results of Operations-Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009”.

Our sales of steam coal for the three months ended March 31, 2010 and 2009 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 28% and 41% of our coal revenues combined with freight and handling revenues for the three months ended March 31, 2010 and 2009, respectively, were derived from sales made outside the United States, primarily in Brazil, Italy, Turkey, France, United Kingdom, Poland, and Canada.

In addition, we generate other revenues from equipment and parts sales and repair, Dry Systems Technologies equipment and filters, road construction, rentals, commissions, coal handling, terminal and processing fees, coal and environmental analysis fees, royalties, override royalty payments from a coal supply agreement now fulfilled by another producer and the sale of coalbed methane and natural gas. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

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

We have two reportable segments, Eastern Coal Operations and Western Coal Operations.  Eastern Coal Operations consists of our operations in Northern and Central Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; Coal Gas Recovery; equipment sales and repair operations; terminal services; the leasing of mineral rights and general corporate overhead.

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its 2010 Annual Energy Outlook forecasts that coal-fired electrical generation will increase by an average annual growth rate of 2.2% through 2015. In 2010, however, the EIA estimates that electric power generation from coal will begin to recover from 2009 levels and grow at a rate of 1.0%. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. Despite the recent downturn to the U.S. and global economies, the International Monetary Fund’s January 2010 World Economic Outlook forecasts U.S. annual GDP to grow 2.7% and 2.4% in 2010 and 2011, respectively.

According to the National Energy Technology Laboratory’s (“NETL”) January 2010 report on new coal-fired power plants, there are 13,755 megawatts of new coal-fired electrical generation under construction in the United States and 320 megawatts of new coal-fired electrical generation capacity near construction. This total new capacity will increase the annual coal consumption for electrical generation by an estimated 46 million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 3,280 megawatts of coal-fired electrical generation are in the permitting phase and 26,233 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.

Coal exports from the U.S. decreased from approximately 82 million tons in 2008 to approximately 59 million tons in 2009 in response to the worldwide economic downturn. Despite the decline in U.S. coal exports in 2009, export volumes were similar to 2007 levels due to the number of committed tons under contract. According to the EIA’s 2009 International Energy Outlook (“IEO”), global primary energy demand will grow by 33% between 2010 and 2030, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2030. China and India have contributed more than half the increase in global demand for energy, and over 80% for coal, since 2000. The IEO estimates these two growing economies will contribute more than 50% of the increase in global energy demand and nearly 80% of the increase in global coal demand through 2030. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Proposed coal-fired electricity generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments who are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal-fired generating plants incorporating carbon dioxide capture and storage technologies will be more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal-fired plants in the near term. Nevertheless, the desire to attain U.S. energy independence suggests the construction of new coal-fired generating facilities is likely to remain a viable option. This desire, coupled with heightened interest in coal gasification and coal liquefaction, is a potential indicator of increasing demand for coal in the United States.

Based on weekly production reporting through March 31, 2010 from the EIA, first quarter 2010 Appalachian production had declined by approximately 1.8% from the fourth quarter 2009. Compared to fourth quarter 2009, Western coal production decreased by approximately 2.5% in the first quarter of 2010. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines and maintain water quality standards are likely to slow the permitting process for mining in that region with resultant uncertainties for producers. Average spot market prices for 2009 for Central Appalachian and Northern Appalachian coals decreased by approximately 51% and 50%, respectively, compared to 2008 prices. So far during 2010 prices for Central Appalachian coal have increased 5% while Northern Appalachian coal prices have increased 11%. Average spot market prices for Powder River Basin coal were down approximately 21% in 2009 from 2008, with the basin offering the least expensive fossil fuel on a dollar per Btu basis. Powder River Basin coal prices have rebounded from their 2009 lows and increased 23% in the first quarter of 2010. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The pricing environment for U.S. steam coal production in 2009 fell significantly below the high levels seen during 2008. However, recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand may result in improved prices for suppliers. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, had deteriorated in 2009 in response to decreased worldwide demand for steel. However, strong global demand for steel, particularly in China and limited metallurgical coal supply, have created market conditions that have signaled increasing prices in 2010.

The worldwide economic slowdown and the volatility and uncertainty in the credit markets have had an impact on the demand for and price of coal. Global energy fundamentals, including the relative decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the marketplace. Steel manufacturers had shut-in significant capacity in the early part of 2009 due to the lack of near-term visibility around demand for steel for construction, automobile manufacturing and other down-stream products. Steel manufacturers appear to have completed destocking their inventories and steel plant utilization has steadily increased since the early part of 2009, which may signal strengthening demand for metallurgical coal in 2010. The relatively low price of natural gas is creating further competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for six consecutive years, and significant additional growth is expected worldwide. Seaborne coal has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand, particularly in China and India. In addition, the idling of coal mines due to weakened market conditions, and the resulting decrease in production, particularly in Central Appalachia, should better match production to demand. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.

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

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting the costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (“Black Lung”). The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

In the short term, the PPACA eliminated the tax benefits available to employers that receive Medicare Part D subsidies beginning in years ending after December 31, 2012. As a result of this change in law, we reduced our deferred tax assets by $25.6 million, which was included in our total income tax expense for the three months ended March 31, 2010. Other plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect the Company in the long term include an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds for individuals and families. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on future healthcare costs or postretirement benefit obligations. Accordingly, as of March 31, 2010, we had not made any changes to the assumptions used to determine postretirement benefit obligations. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to future healthcare costs for eligible active employees and postretirement benefit obligations for certain retired employees. However, we will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

The PPACA also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We evaluated the impact of these changes to our current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for our self insured black lung plans as of March 31, 2010.  The re-measurement resulted in an estimated $6.7 million increase to the obligation as of March 31, 2010 and included in Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets, with an offset to other comprehensive income.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”

Results of Operations

As a result of the Merger, the quarterly results for the three months ended March 31, 2010 are not comparable to the three months ended March 31, 2009 due to the fact that the quarterly results for March 31, 2009 do not include the results of Foundation. To help understand the operating results for the quarter, the term “Foundation operations” refers to the results of Foundation on a stand-alone basis for the quarter ended March 31, 2010 and the term “legacy Alpha operations” refers to the results of Old Alpha on a stand-alone basis for quarter ended March 31, 2010. Additionally, the calculation of Selling, general and administrative expenses for both companies are not comparable calculations to the expenses that would have been calculated as separate entities due to certain intercompany allocations of the combined company. Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations and do not include any amounts related to discontinued operations unless specifically identified. As previously reported, we closed our Kingwood operations in April 2009 and those operating results have been reported as discontinued operations for all periods.  Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations and do not include any amounts related to Kingwood.

EBITDA from continuing operations is defined as income from continuing operations plus interest expense, income tax expense, depreciation, depletion and amortization and amortization of acquired coal supply agreements, net, less interest income and income tax benefit. EBITDA from continuing operations is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements.  Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)
Income from continuing operations	$14,670	$46,621
Interest expense	22,120	9,853
Interest income	(680)	(625)
Income tax expense	21,278	13,627
Depreciation, depletion and amortization	95,127	40,205
Amortization of acquired coal supply agreements, net	65,957	-
EBITDA from continuing operations	$218,472	$109,681

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Summary

Total revenues increased $436.0 million, or 90% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in total revenues consisted of the addition of $460.3 million in revenues from the Foundation operations, partially offset by a decrease of $24.3 million in revenues from the legacy Alpha operations. The decrease in revenues from the legacy Alpha operations was due to a decrease in coal revenues of $44.2 million, or 10%, partially offset by an increase in freight and handling revenues of $17.7 million, which are offset by an equivalent increase in freight and handling costs and a $2.2 million increase in other revenues.

Income from continuing operations decreased $32.0 million, or 69% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was largely due to an increase in operating costs and expenses of $447.8 million, increased interest expense of $12.3 million and $7.7 million in additional income tax expense.  The increases in the expense items noted above were largely offset by the increase in total revenues of $436.0 million.

The increase in operating costs and expenses of $447.8 million consisted of the addition of $427.7 million in operating costs and expenses from the Foundation operations and an increase of $20.1 million in operating costs and expenses related to the legacy Alpha operations. The increase in operating costs and expenses of $20.1 million related to the legacy Alpha operations was due to increased freight and handling costs and other expenses of $18.9 million and increased selling, general and administrative expenses of $15.0 million, partially offset by decreases in cost of coal sales and depreciation, depletion and amortization of $6.6 million and $7.2 million, respectively. Operating costs and expenses related to the Foundation operations of $427.7 million consisted of $278.6 million of cost of coal sales, $66.0 million of amortization of acquired coal supply agreements, $62.1 million of depreciation, depletion and amortization expenses, $16.3 million of selling, general and administrative expenses, and $4.7 million of other miscellaneous expenses.

We sold 21.4 million tons of coal during the three months ended March 31, 2010 compared to 5.2 million tons in the prior year period, an increase of 16.2 million tons, or 313%. The 21.4 million tons sold during the three months ended March 31, 2010 consisted of 16.7 million tons from the Foundation operations and 4.7 million tons from the legacy Alpha operations. Total coal sales volume from the legacy Alpha operations decreased 0.5 million tons, or 11%, during the three months ended March 31, 2010 compared to the prior year period.  The decrease in coal sales volume from the legacy Alpha operations consisted of a decrease in eastern steam coal sales volume of 0.8 million tons, or 25%, partially offset by an increase in metallurgical coal sales volume of 0.3 million tons, or 13%. The 16.7 million tons sold by the Foundation operations included 12.2 million tons of steam coal from our Western Coal Operations and 4.1 million tons of steam coal and 0.4 million tons of metallurgical coal from our Eastern Coal Operations, respectively.

The consolidated weighted average coal sales realization per ton for the three months ended March 31, 2010 was $38.91 compared to $82.36 for the three months ended March 31, 2009. The decrease was largely attributable to the inclusion of coal sales from our Western Coal Operations, which has a substantially lower coal sales realization per ton due to the difference in pricing for coal in the Powder River Basin and in the eastern coal basins. The difference in pricing between Powder River Basin coal and eastern basin coal is more fully explained in our segment analysis below. The weighted average coal sales realization per ton for the legacy Alpha operations was $82.53 for the three months ended March 31, 2010 compared to $82.36 for the three months ended March 31, 2009. The consolidated weighted average sales per ton during the three months ended March 31, 2010 reflects a higher proportion of metallurgical coal sales volumes to total coal sales volumes for the legacy Alpha operations compared to the prior year period.  The weighted average coal sales realization per ton for the Foundation operations was $26.86, which reflects a high proportion of coal sales volumes from the Western Coal Operations at an average coal sales realization per ton of $10.81. Coal sales realization per ton for eastern steam coal was $65.28 and coal sales realization per ton for eastern metallurgical coal was $126.86 for the Foundation operations for the three months ended March 31, 2010.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding closed or idled mines), divided by consolidated coal revenues, was 31% for the three months ended March 31, 2010 compared to 28% for the three months ended March 31, 2009. Coal margin percentage for the Foundation operations was 38% and coal margin percentage for the legacy Alpha operations was 22% for the three months ended March 31, 2010. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $12.15 for the three months ended March 31, 2010 compared to $23.02 for the three months ended March 31, 2009. Coal margin per ton for the Foundation operations was $10.22 per ton and coal margin per ton for the legacy Alpha operations was $18.42 per ton for the three months ended March 31, 2010.

Revenues
	Three Months Ended
	March 31,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Revenues from continuing operations:
Coal revenues:
Eastern steam	$439,012	$214,335	$224,677	105%
Western steam	132,076	-	132,076	NM
Metallurgical	260,178	211,468	48,710	23%
Freight and handling revenues	64,788	46,054	18,734	41%
Other revenues	25,950	14,102	11,848	84%
Total revenues	$922,004	$485,959	$436,045	90%

Tons sold from continuing operations:
Eastern steam	6,514	3,146	3,368	107%
Western steam	12,215	-	12,215	NM
Metallurgical	2,636	2,024	612	30%
Total	21,365	5,170	16,195	313%

Coal sales realization per ton from continuing operations:
Eastern steam	$67.40	$68.13	$(0.73)	(1)%
Western steam	$10.81	$-	$10.81	NM
Metallurgical	$98.70	$104.48	$(5.78)	(6)%
Average	$38.91	$82.36	$(43.45)	(53)%

1 - Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Coal revenues. Coal revenues increased $405.5 million, or 95% for the three months ended March 31, 2010 compared to the prior year period. The increase in coal revenues consisted of the addition of $449.7 million related to the Foundation operations, partially offset by a decrease of $44.2 million related to the legacy Alpha operations. The decrease of $44.2 million, or 10%, in coal revenues related to the legacy Alpha operations was due to a $47.3 million decrease in eastern steam coal revenue partially offset by a $3.1 million increase in metallurgical coal revenue. The decrease in eastern steam coal revenue related to the legacy Alpha operations was due to lower coal sales volumes of 0.8 million tons primarily related to lower brokered coal activity. Metallurgical coal revenues related to legacy Alpha operations increased $3.2 million as a result of a 0.3 million ton increase in coal sales volumes due to strengthening demand for coking coal from steel producers and a more recent rise in demand in the export market. The $449.7 million in coal revenues from the Foundation operations included $272.0 million in eastern steam coal revenues, $132.1 million in western steam coal revenues and $45.6 million in metallurgical coal revenues.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended March 31, 2010 was 12% and 88%, respectively, compared with 39% and 61%, respectively, for the three months ended March 31, 2009.  The sales mix of metallurgical coal and steam coal based on volume for the legacy Alpha operations for the three months ended March 31, 2010 was 49% and 51%, respectively, compared to 39% and 61%, respectively, in the prior year period. The sales mix of metallurgical coal and steam coal for the Foundation operations was 2% and 98%, respectively, for the three months ended March 31, 2010.  For the three months ended March 31, 2010, approximately 31% of consolidated coal revenues were derived from the sale of metallurgical coal compared with 50% in the prior year period.

Freight and handling revenues. Freight and handling revenues were $64.8 million for the three months ended March 31, 2010, an increase of $18.7 million compared to the three months ended March 31, 2009.  The increase was due to higher export and domestic shipments combined with higher export shipping rates, partially offset by lower domestic shipment rates from the prior year period. These revenues are primarily related to the legacy Alpha operations and are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased $11.8 million, or 84% for the three month period ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in other revenue consisted of the addition of $9.7 million from the Foundation operations and an increase of $2.1 million from the legacy Alpha operations. The increase of $2.1 million from the legacy Alpha operations was due to increased coal processing fees and increased revenues on contract settlements.  Other revenues of $9.7 million from the Foundation operations consisted of revenues related to our Dry Systems Technology of $2.2 million, Coal Gas Recovery businesses of $2.3 million, $1.9 million in royalties and $3.3 million of other miscellaneous revenues.

Costs and Expenses
	Three Months Ended
	March 31,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$575,067	$303,025	$272,042	90%
Freight and handling costs	64,788	46,054	18,734	41%
Other expenses	15,684	10,849	4,835	45%
Depreciation, depletion and amortization	95,127	40,205	54,922	137%
Amortization of acquired coal supply agreements, net	65,957	-	65,957	NM
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	47,789	16,466	31,323	190%
Total costs and expenses	$864,412	$416,599	$447,813	107%

Cost of coal sales per ton:
Eastern coal operations (1)	$50.64	$59.34	$(8.70)	(15)%
Western coal operations(2)	$8.86	$-	$8.86	NM
Average	$26.76	$59.34	$(32.58)	(55)%

1 - Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
2 - Cost of coal sales per ton for Eastern and Western coal operations includes only costs associated with active mines.

Cost of coal sales. Cost of coal sales increased $272.0 million, or 90% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in cost of coal sales for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 consisted of the inclusion of $278.6 million from the Foundation operations, partially offset by a decrease of $6.6 million from the legacy Alpha operations. The decrease of $6.6 million in cost of coal sales related to the legacy Alpha operations was primarily due to a decrease in purchased coal expense, lower repairs and maintenance, lower operating supplies and a decrease in other variable expenses due to lower eastern steam coal sales volumes. The weighted average total cost of coal sales per ton was $26.76 for the three months ended March 31, 2010 a decrease of 55% compared to $59.34 for the three months ended March 31, 2009.  Cost of coal sales per ton for the legacy Alpha operations increased approximately 8% to $64.11 per ton primarily related to the higher percentage of metallurgical coal sales mix in the three months ended March 31, 2010 compared to the prior year period.

The weighted average cost of coal sales per ton for three months ended March 31, 2010 for the Foundation operations was $19.00, which reflects a high proportion of coal sales volumes from the Western Coal Operations, which had an average cost of coal sales per ton of $8.86. Cost of coal sales per ton for the Eastern Coal Operations related to the Foundation operations was $48.71 for the three months ended March 31, 2010.

Freight and handling costs. Freight and handling costs were $64.8 million for the three months ended March 31, 2010, an increase of $18.7 million compared to the three months ended March 31, 2009.  The increase was due to higher export and domestic shipments combined with higher export shipping rates, partially offset by lower domestic shipment rates from the prior year comparable period. These costs are primarily related to the legacy Alpha operations and are offset by equivalent revenue and do not contribute to our profitability.

Other expenses. Other expenses increased $4.8 million, or 45%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase consisted of $3.6 million from the Foundation operations and a $1.2 million increase in other expenses related to the legacy Alpha operations. Other expenses of $3.6 million related to the Foundation operations consisted of mark-to-market gains on our derivative swap agreements and expenses for our Dry Systems Technology and Coal Gas Recovery businesses.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $54.9 million, or 137% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase consisted of $62.1 million of depreciation, depletion and amortization expense from the Foundation operations, partially offset by a $7.2 million decrease in depreciation, depletion and amortization expense from the legacy Alpha operations. The decrease of $7.2 million from the legacy Alpha operations was due to lower depletion expense of $2.3 million due to lower tons produced and lower depreciation and amortization expense on property, equipment and mine development costs. Depreciation, depletion, and amortization of $62.1 million related to the Foundation operations consisted of $38.6 million of depreciation and amortization of property, equipment and mine development costs and $23.5 million of depletion expense.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $66.0 million for the three months ended March 31, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $31.3 million, or 190% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in selling, general and administrative expenses consisted of the addition of $16.3 million in expenses from the Foundation operations and an increase of $15.0 million related to the legacy Alpha operations. The increase of $15.0 million related to the legacy Alpha operations was due to legal and professional fees of $4.5 million primarily related to consulting and integration costs, increased employee compensation of $6.2 million, including a $2.2 million increase in non-cash stock-based compensation and $4.3 million of other miscellaneous expenses including severance and relocation-related costs. Consolidated selling, general and administrative expenses for the three months ended March 31, 2010 included approximately $4.2 million of expenses related to the Merger.

Interest expense. Interest expense increased $12.3 million, or 125% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in interest expense consisted of the addition of $12.6 million from the Foundation operations, partially offset by a decrease of $0.3 million from the legacy Alpha operations. The decrease of $0.3 million from the legacy Alpha operations was primarily due to the decrease in cash interest expense and amortization of deferred loan fees associated with the legacy Alpha term loan that was paid off subsequent to the Merger, partially offset by an increase in interest expense associated with the realized losses due to the changes in fair value of the legacy Alpha interest rate swap that was de-designated as a cash flow hedge as a result of paying off the legacy Alpha term loan. Interest expense related to the Foundation operations primarily consisted of interest expense from the outstanding term loan due 2011, the outstanding 7.25% notes due 2014 and accretion of debt discount.

Interest income. Interest income increased by $0.1 million, or 9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Miscellaneous income (expense), net. Miscellaneous income (expense), net was ($0.2) million for the three months ended March 31, 2010 and $0.1 million for the three months ended March 31, 2009.

Income tax expense. Income tax expense from continuing operations of $21.3 million was recorded for the three months ended March 31, 2010 on income from continuing operations before income taxes of $35.9 million, which equates to an effective tax rate of 59.3%. This rate is higher than the federal statutory rate of 35% due primarily to a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D), partially offset by the tax benefits associated with percentage depletion and the domestic production activities deduction. Income tax expense from continuing operations of $13.6 million was recorded for the three months ended March 31, 2009 on income from continuing operations before income taxes of $60.2 million, which equates to an effective tax rate of 22.6%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion.

Discontinued operations. Loss from discontinued operations for the three months ended March 31, 2010 was $0.6 million, net of tax, compared to a loss from discontinued operations of $5.7 million, net of tax, for the three months ended March 31, 2009.

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

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	12,215	-	12,215	NM
Steam coal sales realization per ton	$10.81	$-	$10.81	NM
Total revenues	$134,091	$-	$134,091	NM
EBITDA from continuing operations	$20,727	$-	$20,727	NM

Eastern Coal Operations
Steam tons sold	6,514	3,146	3,368	107%
Metallurgical tons sold	2,636	2,024	612	30%
Steam coal sales realization per ton	$67.40	$68.13	$(0.73)	(1)%
Metallurgical coal sales realization per ton	$98.70	$104.48	$(5.78)	(6)%
Total revenues	$777,009	$479,875	$297,134	62%
EBITDA from continuing operations	$209,469	$100,847	$108,622	108%

Western Coal Operations – Our Western Coal Operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations for our Western Coal Operations was $20.7 million for the three months ended March 31, 2010, which included $132.1 million in coal revenues and $108.3 million in cost of coal sales. Coal sales realization per ton was $10.81 and coal sales volumes were 12.2 million tons.

Eastern Coal Operations – Our Eastern Coal Operations are located in Pennsylvania, West Virginia, Virginia and Kentucky and produce steam coal that is sold primarily to electric utilities and industrial customers. Our Eastern Coal Operations also produces metallurgical coal that is sold primarily to steel producers. Steam coal sales volumes from our Eastern Coal Operations increased 3.4 million tons, or 107%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in steam coal sales volumes consisted of 4.2 million tons from the Foundation operations, partially offset by a decrease of 0.8 million tons from the legacy Alpha operations. The 0.8 million decrease in steam coal sales volumes from the legacy Alpha operations is primarily due to lower brokered coal activity. The Foundation operations shipped 4.2 million tons of steam coal for the three months ended March 31, 2010, which included 3.5 million tons from our Pennsylvania Services business unit and 0.7 million tons from the Foundation mines included in our Northern West Virginia business unit.

Steam coal sales realization per ton at our Eastern Coal Operations slightly decreased $0.73, or 1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Steam coal sales realization per ton for the legacy Alpha operations was $71.15, an increase of $3.02 per ton, or 4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflecting shipments on higher priced contracts compared to the prior year.  The average steam coal sales realization per ton for the Foundation operations was $65.28 per ton, which included coal sales realization per ton of $63.65 from our Pennsylvania Services business unit and $72.74 from the Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales volumes from our Eastern Coal Operations increased 0.6 million tons, or 30%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in metallurgical coal sales volumes consisted of an increase of 0.3 million tons from the legacy Alpha operations combined with 0.3 million tons shipped from the Foundation operations. The 0.3 million increase in metallurgical coal sales volumes from the legacy Alpha operations is due primarily to a recent increase in demand for coking coal from steel producers and a recent rise in demand in the export markets. The Foundation operations shipped 0.3 million tons for the three months ended March 31, 2010, all of which was shipped from Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales realization per ton at our Eastern Coal Operations decreased $5.78, or 6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease was due to a decrease in coal sales realization per ton for the legacy Alpha operations, partially offset by higher relative coal sales realization per ton from the Foundation operations. Coal sales realization per metallurgical ton for the legacy Alpha operations was $94.26, a decrease of $10.22 per ton, or 10%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The average coal sales realization per metallurgical ton for the Foundation operations was $126.86 per ton.

EBITDA from continuing operations for the three months ended March 31, 2010 for our Eastern Coal Operations increased $108.6 million, or 108% compared to the three months ended March 31, 2009.  The increase was primarily due to increased total revenues of $297.1 million, partially offset by increased cost of coal sales of $156.6 million, higher selling, general and administrative expenses of $9.5 million, and increased freight and handling expenses of $18.7 million which are offset by an equivalent amount of freight and handling revenues, and increased other expenses of $3.7 million. The increase in total revenues was largely due to the increase in coal sales volumes of both metallurgical coal and steam coal of 0.6 million and 3.4 million tons, respectively.

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

At March 31, 2010, we had available liquidity of $1,207.6 million, including cash and cash equivalents of $493.8 million, marketable securities of $157.4 million and $556.4 million of unused revolving credit facility commitments available under the Alpha Credit Facility (after giving effect to $93.6 million of letters of credit outstanding as of March 31, 2010), subject to limitations described in that agreement. Our total long-term debt, including discount, was $785.1 million at March 31, 2010.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic downturn caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.  We currently expect to make contributions in 2010 of approximately $30.0 million to maintain at least an 80% funding ratio.

In connection with the Merger, we assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. The three remaining annual installments of $36.1 million each are due on May 1, the anniversary date of the lease in 2010, 2011 and 2012.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks to the Company. Such risks include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. Although the majority of the financial institutions in our bank credit facility appear to be strong, there are no assurances of their continued existence. However, we have no current indication that any such uncertainties would impact our current credit facility, and in April 2010, we increased the amount available under our revolver by $300.4 million as a result of amending and extending our credit facility (See Note 6). The credit worthiness of our customers is constantly monitored by us. We believe that our current group of customers are sound and represent no abnormal business risk.

In March 2010, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that provides us the flexibility to raise additional debt and/or equity capital through the sale or issuance of a number of different classes of securities.  Any such transaction would be accompanied by the filing of a prospectus supplement and other documents describing the material terms of the offering as required by the rules and regulations of the Securities and Exchange Commission.

Accounts Receivable Securitization

As of March 31, 2010, letters of credit in the amount $143.5 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place. As outstanding letters of credit exceeded borrowing capacity as of March 31, 2010, the Company was required to provide additional collateral in the form of less than $0.1 million of restricted cash, which is included in prepaid expenses and other current assets, to secure outstanding letters of credit.

Cash Flows

Cash and cash equivalents increased by $28.0 million for the three months ended March 31, 2010.  The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended
	March 31,
	2010	2009
Cash Flows (in thousands)
Net cash provided by operating activities	$143,250	$43,750
Net cash used in investing activities	(101,300)	(19,762)
Net cash used in financing activities	(13,984)	(7,492)
Net increase in cash and cash equivalents	$27,966	$16,496

Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility, sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash production costs, capital expenditures, interest costs, cash payments for employee benefit obligations such as retiree health care benefits, cash payments related to our reclamation obligations and support of working capital requirements such as trade accounts receivable, coal inventories and trade accounts payable.  Our ability to service debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations.  We generally fund all of our capital expenditure requirements with cash generated from operations.  Historically, we have engaged in minimal financing of assets such as through operating leases.

Net cash provided by operating activities, including discontinued operations for the three months ended March 31, 2010, was $143.3 million, an increase of $99.5 million from the $43.8 million of net cash provided by operations for the three months ended March 31, 2009. Non-cash amounts included in net income for the three months ended March 31, 2010 increased $133.3 million over the three months ended March 31, 2009. The decrease in operating assets and liabilities of $33.8 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily related to the $76.2 million increase in trade accounts receivable, the increase of $11.5 million in inventories, the $6.9 million decrease in pension and postretirement medical benefit obligations, partially offset by a decrease in prepaid expenses and other current assets of $24.7 million, an increase of accrued expenses and other current liabilities of $25.6 million, and an increase of $19.0 million for trade accounts payable.

Net cash used in investing activities, including discontinued operations, for the three months ended March 31, 2010 was $101.3 million, which included $60.9 million in capital expenditures, $38.2 million in net purchases of marketable securities and a $3.0 million investment in a joint venture that is accounted for using the equity-method of accounting.  Net cash used in investing activities for the three months ended March 31, 2009 included $18.1 million in capital expenditures and $1.8 million used to acquire a company. Capital expenditures in the three months ended March 31, 2010 increased primarily due to $35.2 million in capital expenditures related to the Foundation operations and an increase of $7.6 million related to the legacy Alpha operations.
Net cash used in financing activities, including discontinued operations, for the three months ended March 31, 2010 was $14.0 million, which included $15.7 million in common stock repurchases related to the withholding of the minimum statutory tax due for the vesting of stock-based awards, $3.3 million in proceeds from the exercise of stock options, $6.7 million of excess tax benefits related to stock-based awards and a principal payment of $8.3 million on our term loan.  Net cash used in financing activities for the three months ended March 31, 2009 included $5.4 million principal payments of notes payable and $2.0 million in common stock repurchases related to the withholding of the minimum tax due for the vesting of stock-based awards.

Credit Agreement and Long-term Debt

As of March 31, 2010, our total long-term indebtedness consisted of the following (in thousands):

March 31,
2010
Term loan due 2011	$276,375
7.25% senior notes due 2014	298,285
2.375% convertible senior note due 2015	287,500
Debt discount	(77,023)
Total long-term debt	785,137
Less current portion	(33,500)
Long-term debt, net of current portion	$751,637

Alpha Credit Facility

We have a credit facility consisting of a $650.0 million secured revolving credit line and a $335.0 million secured term loan due 2011 (the “Alpha Credit Facility”). As of March 31, 2010, letters of credit in the amount of $93.6 million were outstanding under the revolving credit line, and our term loan due 2011 had a carrying value of $274.7 million, net of debt discount of $1.7 million, with $33.5 million classified as current portion of long-term debt.

On April 15, 2010, Alpha and its lenders amended and restated the Alpha Credit Facility (the “Amend and Extend”).  The Amend and Extend, among other things, extends the maturity of $236.8 million of the then outstanding term loans and $554.0 million of existing revolving credit facility commitments from July 7, 2011 to July 31, 2014.  The Amend and Extend added $300.4 million of additional revolving credit facility borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolving credit facility at the close of the Amend and Extend to $950.4 million, of which $96.0 million was not extended and will mature on July 7, 2011.  Additionally, the Amend and Extend increases the amount of the “accordion” feature of the Alpha Credit Facility to $400.0 million, all of which will be available for exercise following the closing of the Amend and Extend.  Finally, the Amend and Extend makes other changes to the Alpha Credit Facility, including increases to certain baskets under the negative covenants to provide us greater financial and operating flexibility.

The Alpha Credit Facility places certain restrictions on us.  See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due June 2015

Old Alpha issued its 2.375% convertible senior notes due 2015 with an aggregate principal amount of $287.5 million (the “Convertible Notes”) under an indenture dated as of April 7, 2008, as supplemented.  Following completion of the Merger, we assumed Old Alpha’s obligations in respect of the Convertible Notes by executing a supplemental indenture, dated as of July 31, 2009, among Old Alpha, as issuer, Alpha, as successor issuer, and Union Bank of California (“UBOC”), as trustee.  As of March 31, 2010, we had $287.5 million aggregate principal amount of Convertible Notes outstanding.

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

The indenture governing the Convertible Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either UBOC or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of the Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to Alpha, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and immediately payable.

As a result of the Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through August 30, 2009.  However, no notes were converted during the conversion period.  The Convertible Notes were not convertible as of March 31, 2010 and as a result have been classified as long-term debt.

7.25% Senior Notes Due August 1, 2014

In connection with the Merger, we assumed $298.3 million aggregate principal amount of 7.25% senior notes guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of the issuer, Foundation PA Coal Company, LLC (“Foundation PA”), and certain of its subsidiaries. The notes pay interest semi-annually and are redeemable at the Company’s option, at a redemption price equal to 103.625%, 102.417%, 101.208%, and 100% of the principal amount if redeemed during the twelve months periods beginning August 1, 2009, 2010, 2011 and 2012, respectively, plus accrued interest. The notes mature on August 1, 2014 (the “2014 Notes”).  As a result of the Merger, Foundation PA and FCC became our subsidiaries.

On July 31, 2009, in connection with the Merger, Alpha and certain of its subsidiaries executed a supplemental indenture pursuant to which we assumed the obligations of FCC in respect of the 2014 Notes and, along with such subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes.  On August 1, 2009, in connection with the Merger, FCC merged with and into Alpha.  As of March 31, 2010, the outstanding balance of the 2014 Notes was $297.1 million, which is net of the debt discount of $1.2 million.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Alpha Credit Facility and the indenture governing the 2014 Notes as of March 31, 2010. A breach of the covenants in the Alpha Credit Facility or the 2014 Notes, including the financial covenants under the Alpha Credit Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Alpha Credit Facility or the 2014 Notes and the respective lenders and noteholders could elect to declare all amounts borrowed due and payable.  Any acceleration under either the Alpha Credit Facility or the 2014 Notes would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Alpha Credit Facility and the 2014 Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the Alpha Credit Facility are:

	Actual Covenant Levels; Period Ended March 31, 2010		Required Covenant Levels; January 1, 2009 and Thereafter
Adjusted EBITDA to cash interest ratio	13.6	x	2.5	x
Total debt less unrestricted cash to adjusted EBITDA ratio	0.5	x	3.5	x

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

The Alpha Credit Facility requires us to use pro forma results for the calculation of adjusted EBITDA representative of a four quarter rolling total. The pro forma four quarter rolling EBITDA total is comprised of the historical results of Old Alpha, adjusted for the pro forma EBITDA results of Foundation calculated in accordance with the Alpha Credit Facility for the quarter June 30, 2009, plus EBITDA of Alpha for the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.  Pro forma EBITDA is then adjusted for the items described above based on the same pro forma methodology for EBITDA to derive adjusted EBITDA. The calculation of adjusted EBITDA shown below is based on our pro-forma results of operations in accordance with the Alpha Credit Facility and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

					Twelve
	Three Months Ended				Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2009	2009	2009	2010	2010
	(in thousands)
Net income (loss)	$15,359	$(16,265)	$17,947	$14,041	$31,082
Interest expense	10,166	42,835	19,971	22,120	95,092
Interest income	(355)	(295)	(494)	(680)	(1,824)
Income tax expense (benefit)	4,583	(46,885)	(8,230)	20,860	(29,672)
Amortization of acquired coal supply agreements, net	-	57,983	69,625	65,957	193,565
Depreciation, depletion and amortization	36,537	78,749	97,716	95,137	308,139
EBITDA	66,290	116,122	196,535	217,435	596,382
Pro forma Foundation - EBITDA (1)	106,083	-	-	-	106,083
Pro forma EBITDA (1)	172,373	116,122	196,535	217,435	702,465
Pro forma non-cash charges (1)	(9,103)	20,439	7,397	12,177	30,910
Pro forma extraordinary or non-recurring items (1)	445	34,953	4,827	273	40,498
Pro forma other adjustments (1)	(8,302)	2,375	2,485	3,048	(394)
Adjusted EBITDA	$155,413	$173,889	$211,244	$232,933	$773,479

(1) Calculated in accordance with the Alpha Credit Facility

Adjusted EBITDA to cash interest ratio					13.6
Total debt less unrestricted cash to adjusted EBITDA ratio					0.5

Cash interest is calculated in accordance with the Alpha Credit Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended March 31, 2010 has been calculated from the results of Old Alpha, adjusted for the pro forma results of Foundation, for the quarter ended June 30, 2009, and the results of Alpha for the quarters ended September 30, 2009, December 31, 2009, and March 31, 2010.

Cash interest for the twelve months ended March 31, 2010 is calculated as follows (in thousands):

Interest expense	$95,092
Pro forma Foundation interest expense (1)	9,046
Less Interest income	(1,824)
Less pro forma Foundation interest income (1)	(18)
Less non-cash interest expense	(43,946)
Less pro forma Foundation non-cash interest expense (1)	(1,383)
Pro Forma net cash interest expense (1)	$56,967

(1) Calculated in accordance with the Alpha Credit Facility

If certain circumstances exist where all of our $287.5 million aggregate principal amount of Convertible Notes were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations for the Convertible Notes and remain in compliance with any required covenants

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our Condensed Consolidated Balance Sheets. However, the underlying obligations that they secure, such as asset retirement obligations, self-insured workers’ compensation liabilities, royalty obligations and certain retiree medical obligations, are reflected in our Condensed Consolidated Balance Sheets.

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

We had outstanding surety bonds with a total face amount of $506.1 million as of March 31, 2010 to secure various obligations and commitments. In addition, we had $237.1 million of letters of credit in place, of which $93.6 million was outstanding under the Alpha Credit Facility, and $143.5 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers' compensation obligations and other miscellaneous obligations. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of April 21, 2010, we had sales commitments for approximately 99% of planned shipments for 2010. Uncommitted and unpriced tonnage was 1%, 20% and 55% for 2010, 2011 and 2012, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 26,900 tons of explosives for the last nine months of 2010 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 74% of our expected explosive needs for the remaining nine months of 2010. If the price of natural gas were to decrease during the remaining nine months of 2010, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 34.6 million gallons of diesel fuel for the last nine months of 2010 and 47.0 million gallons of diesel fuel for 2011. Through our derivative swap contracts, we have fixed prices for approximately 70% and 49% of our expected diesel fuel needs for the remaining nine months of 2010 and for the year of 2011, respectively. If the price of diesel fuel were to decrease in 2010, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our Alpha Credit Facility, which has a variable interest rate of 3.25 percentage points over the London interbank offered rate (“LIBOR”), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of March 31, 2010, our term loan due 2011 under the Alpha Credit Facility had an outstanding balance of $276.4 million, net of debt discount of $1.7 million. The current portion of the term loan due is $33.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.4 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. The swap initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the debt instrument was subsequently paid in 2009 and the swap no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swap will be recorded in earnings. If interest rates were to decrease in 2010, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our Alpha Credit Facility.

Item 4. Controls and Procedures
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

On July 31, 2009, Old Alpha and Foundation merged, with Foundation continuing as the surviving corporation of the Merger. For accounting purposes, the Merger was treated as a “reverse acquisition” and Old Alpha was considered the accounting acquirer. Management’s assessment of internal controls over financial reporting as of December 31, 2009 excluded the operations of Foundation and we are in the process of integrating these operations into our control environment. The integration of these controls will be complete as soon as practical and will be included in Management’s assessment as of December 31, 2010.

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to a number of legal proceedings incident to our normal business activities. While we cannot predict the outcome of these proceedings, we do not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon our consolidated cash flows, results of operations or financial condition. .

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2009 together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recent developments related to the regulation of surface coal mining operations could make it more difficult or increase our costs to receive new permits to mine coal in Appalachia.

In March 2010, the U.S. Environmental Protection Agency (“EPA”) proposed a veto of a federal Clean Water Act permit held by another coal mining company for a surface mine in Appalachia. In explaining its position, the EPA cited significant and irreversible damage to wildlife and fishery resources and severe degradation of water quality caused by mining pollution. If the EPA’s proposed action is finalized, the permit will be invalidated. While our operations are not directly impacted, this could be an indication that other surface mining water permits could be subject to more substantial review in the future.

On April 1, 2010 the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing Clean Water Act permit actions for Appalachian coal mining operations and of the EPA’s roles and expectations, in coordinating with their federal and state partners, to assure more consistent, effective and timely compliance by Appalachian surface coal mining operations with the provisions of the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of various salts present in water. In order to obtain federal Clean Water Act new permits and renewals for coal mining in Appalachia, as defined in the guidance, applicants must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards, including narrative standards. The EPA Administrator has stated that these water quality standards may be difficult for most mining operations to meet. Additionally, the guidance contains requirements for avoidance and minimization of environmental impacts, mitigation of mining impacts, consideration of the full range of potential impacts on the environment, human health, and communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. In the future, to obtain necessary new permits and renewals, we and other mining companies will be required to meet these requirements. We have begun to incorporate these new requirements into some of our current permitting actions, however there can be no guarantee that we will be able to meet these or any other new standards with respect to our future permit applications or renewals.

The U.S. Department of the Interior is also actively considering establishing, in the context of new permit applications under the Surface Mining Control and Reclamation Act (“SMCRA”), new standards for restoring mountaintops affected by surface mining, removing the rights of states to revise or grant exemptions to federal restoration standards and developing a federal definition of “material damage” to be used in the context of existing watershed area protections. It is also considering requiring surface mining companies to collect more information on the environmental health of watersheds near their operations, to monitor conditions before and after mining, and to change or close operations if unpermitted damage to the watersheds occurs.

We are currently evaluating the impact of these recent developments on our current and future surface mining operations. These developments may make it more difficult or increase our costs to obtain future or maintain existing permits necessary to perform our mining operations, which could adversely affect our financial conditions, results of operations and cash flows.

Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations or violations of regulations could increase those costs or limit our ability to produce coal.

Federal and state authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, reclamation and restoration of mining properties after mining is completed, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect our operations, and given a recent accident at a competitor’s underground mine in Central Appalachia and related announcements by government authorities, we anticipate additional requirements may be imposed and heightened inspection intensity.

In response to the accident mentioned above, federal and West Virginia authorities have announced special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. Certain of these inspections have already occurred. In addition, both the federal government and the state of West Virginia have announced that they are considering changes to mine safety rules and regulations, which could potentially result in or require additional or enhanced safety features, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. Additionally, the Mine Safety and Health Administration (“MSHA”) may further utilize the temporary closure provisions at mines in the event of certain violations of safety rules. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

Recent healthcare legislation could adversely affect our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

In the short term, our healthcare costs could increase due to raising the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions of annual dollar limits per covered individual, among other standard requirements. In the long term, our healthcare costs could increase due to an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements. Healthcare benefit changes required by the healthcare legislation will be included in any new labor agreements. We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Accordingly, as of March 31, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. We will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted)
January 1, 2010 through January 31, 2010	130,497	$50.32	-	$-
February 1, 2010 through February 28, 2010	208,148	42.41	-	-
March 1, 2010 through March 31, 2010	5,605	50.28	-	-
	344,250	45.54	-	$-

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2010, the Company issued 963,306 shares of common stock to employees upon vesting of restricted stock and restricted stock units.

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

ALPHA NATURAL RESOURCES, INC.

Date: May 7, 2010	By:	/s/ Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

3.2
Amended and Restated Bylaws of Alpha Natural Resources, Inc.(Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

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

4.5
Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009.)

4.6
Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 9, 2008.)

4.7
Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q filed by Alpha Natural Resources, Inc. on August 7, 2009.)

4.8
Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (SEC File No. 333-118427) of Foundation Coal Holdings, Inc. filed on December 7, 2004.)

4.9
Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 14, 2005.)

4.10
Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Foundation Coal Holdings, Inc. filed on November 9, 2007.)

4.11
Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Alpha Natural Resources, Inc. on August 5, 2009.)

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006, as further amended effective July 31, 2009, and as further amended and restated as of April 15, 2010, by and among Alpha Natural Resources, Inc., Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. filed on April 15, 2010.)

Exhibit No.	Description of Exhibit

10.2*	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007 and Amended and Restated on March 2, 2010.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Filed herewith.