Form 10-Q
period 2010-06-30
Alpha Natural Resources, Inc.
filed 2010-08-09
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 30, 2010 – 120,378,741

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Coal revenues	$894,104	$334,970	$1,725,370	$760,773
Freight and handling revenues	90,268	35,445	155,056	81,499
Other revenues	16,033	16,599	41,983	30,701
Total revenues	1,000,405	387,014	1,922,409	872,973
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	657,199	267,014	1,232,266	570,039
Freight and handling costs	90,268	35,445	155,056	81,499
Other expenses	8,443	(6,451)	24,127	4,398
Depreciation, depletion and amortization	91,098	36,352	186,225	76,557
Amortization of acquired coal supply agreements, net	55,633	-	121,590	-
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	44,231	22,907	92,020	39,373
Total costs and expenses	946,872	355,267	1,811,284	771,866
Income from operations	53,533	31,747	111,125	101,107
Other income (expense):
Interest expense	(18,504)	(10,166)	(40,624)	(20,019)
Interest income	848	355	1,528	980
Loss on early extinguishment of debt	(1,349)	-	(1,349)	-
Miscellaneous income (expense), net	(274)	65	(478)	181
Total other expense, net	(19,279)	(9,746)	(40,923)	(18,858)
Income from continuing operations before income taxes	34,254	22,001	70,202	82,249
Income tax benefit (expense)	4,928	(5,323)	(16,350)	(18,950)
Income from continuing operations	39,182	16,678	53,852	63,299
Discontinued operations:
Loss from discontinued operations before income taxes	(616)	(2,059)	(1,663)	(9,310)
Income tax benefit	231	740	649	2,334
Loss from discontinued operations	(385)	(1,319)	(1,014)	(6,976)
Net income	$38,797	$15,359	$52,838	$56,323

Basic earnings per common share:
Income from continuing operations	$0.33	$0.24	$0.45	$0.91
Loss from discontinued operations	-	(0.02)	(0.01)	(0.10)
Net income	$0.33	$0.22	$0.44	$0.81

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.24	$0.44	$0.90
Loss from discontinued operations	-	(0.02)	(0.01)	(0.10)
Net income	$0.32	$0.22	$0.43	$0.80

Weighted average shares - basic	120,124,707	69,920,621	119,983,999	69,902,874
Weighted average shares - diluted	121,861,913	70,894,017	121,903,512	70,795,334

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,885	$465,869
Trade accounts receivable, net	316,390	232,631
Inventories, net	200,549	176,372
Prepaid expenses and other current assets	263,978	176,953
Total current assets	1,199,802	1,051,825
Property, equipment and mine development costs (net of accumulated depreciation & amortization of $742,635 and $615,163, respectively)	1,095,135	1,082,446
Owned and leased mineral rights (net of accumulated depletion of $277,416 and $222,047, respectively)	1,940,342	1,958,855
Owned lands	94,635	91,262
Goodwill	380,296	380,296
Acquired coal supply agreements (net of accumulated amortization of $258,376 and $133,016, respectively)	271,131	396,491
Other non-current assets	170,085	157,024
Total assets	$5,151,426	$5,118,199
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$11,839	$33,500
Trade accounts payable	176,430	152,662
Accrued expenses and other current liabilities	292,481	269,793
Total current liabilities	480,750	455,955
Long-term debt	734,060	756,753
Pension and postretirement medical benefit obligations	721,957	682,991
Asset retirement obligations	198,145	190,724
Deferred income taxes	256,584	302,630
Other non-current liabilities	148,592	137,857
Total liabilities	2,540,088	2,526,910

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	-	-
Common stock - par value $0.01, 200.0 million shares authorized, 121.7 million issued and 120.4 million outstanding at June 30, 2010 and 120.8 million issued and 120.5 million outstanding at December 31, 2009	1,217	1,208
Additional paid-in capital	2,223,514	2,194,305
Accumulated other comprehensive income (loss)	(15,523)	5,812
Treasury stock, at cost: 1.3 million and 0.3 million shares at June 30, 2010 and December 31, 2009, respectively	(49,546)	(8,874)
Retained earnings	451,676	398,838
Total stockholders' equity	2,611,338	2,591,289
Total liabilities and stockholders' equity	$5,151,426	$5,118,199

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$52,838	$56,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	203,998	88,020
Amortization of acquired coal supply agreements, net	121,590	-
Mark-to-market adjustments for derivatives	9,421	(14,769)
Stock-based compensation	17,007	7,471
Employee benefit plans, net	30,320	3,647
Loss on early extinguishment of debt	1,349	-
Deferred income taxes	(40,111)	7,838
Other, net	66	1,306
Changes in operating assets and liabilities:
Trade accounts receivable, net	(83,759)	5,612
Notes and other receivables	10,509	909
Inventories, net	(24,177)	(13,070)
Prepaid expenses and other current assets	14,213	(31,646)
Other non-current assets	395	1,591
Trade accounts payable	12,404	(23,586)
Accrued expenses and other current liabilities	23,749	(30,578)
Pension and postretirement medical benefit obligations	(9,751)	(211)
Asset retirement obligations	(3,221)	(2,261)
Other non-current liabilities	1,091	980
Net cash provided by operating activities	337,931	57,576

Investing activities:
Capital expenditures	(135,895)	(46,111)
Acquisition of mineral rights under federal lease	(36,108)	-
Purchase of acquired company	-	(1,750)
Purchase of equity-method investment	(3,000)	-
Purchases of marketable securities	(181,145)	-
Sales of marketable securities	57,680	-
Other, net	2,017	312
Net cash used in investing activities	(296,451)	(47,549)

Financing activities:
Principal repayments of note payable	-	(10,892)
Principal repayments of long-term debt	(50,934)	(232)
Debt issuance costs	(8,690)	(5,277)
Excess tax benefit from stock-based awards	7,587	-
Common stock repurchases	(40,672)	(2,027)
Proceeds from exercise of stock options	4,245	230
Other, net	-	(651)
Net cash used in financing activities	(88,464)	(18,849)
Net decrease in cash and cash equivalents	(46,984)	(8,822)
Cash and cash equivalents at beginning of period	465,869	676,190
Cash and cash equivalents at end of period	$418,885	$667,368

Supplemental cash flow information:
Cash paid for interest	$31,915	$14,356
Cash paid for income taxes	$27,518	$27,704

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)

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

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger. Subsequent to the Merger, Foundation was renamed Alpha Natural Resources, Inc. For financial accounting purposes, the Merger was treated as a reverse acquisition and Old Alpha was treated as the accounting acquirer. As a result, Foundation’s financial results are not included in the three and six months ended June 30, 2009.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2009, filed March 1, 2010 and included on Form 8-K filed on March 15, 2010.

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

Reclassifications

Prior period coal revenues, other revenues and other expenses have been adjusted due to the reclassification of mark-to-market gains and losses on derivative swap and option agreements; forward coal sale and purchase contracts that are accounted for as derivatives; and financial settlements of coal contracts. Mark-to-market gains and losses for all derivative instruments were previously reported in (increase) decrease in fair value of derivative instruments, net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009. Mark-to-market gains and losses on commodity swap and diesel fuel option agreements are reported in other expenses and mark-to-market gains and losses on forward coal sale and purchase contracts and commodity coal option agreements are reported in other revenues. Contract settlements, which previously were reported in coal revenues, are reported in other revenues. As a result of the change in presentation, the following reclassifications have been made in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Previously reported	As Reported	Previously reported	As Reported

Coal revenues	$333,857	$334,970	$758,273	$760,773
Other revenues	$16,867	$16,599	$33,132	$30,701
Other expenses	$7,235	$(6,451)	$19,098	$4,398
Increase in fair value of derivative instruments, net	$(14,531)	$-	$(14,769)	$-

During the three months ended June 30, 2010, the Company reclassified $11,500 related to the current portion of interest rate swaps from other non-current liabilities to accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009.

During the three months ended June 30, 2010, the Company finalized the purchase price allocation for the Merger and recorded certain adjustments to the preliminary purchase price allocation. Accordingly, the December 31, 2009 consolidated balance sheet was adjusted to reflect these changes as if they were recorded on the acquisition date in accordance with generally accepted accounting principles related to acquisition accounting. See Note 18 for further details.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ASU 2010-6 relates solely to disclosures in the financial statement notes and will not have an effect on the Company’s financial position or results of operations. See Note 9 regarding the Company’s fair value disclosures.

(3)	Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Company’s outstanding 2.375% convertible senior notes due 2015 (the “Convertible Notes”). The Convertible Notes, which were issued in April 2008, become dilutive for earnings per common share calculations when the average share price for the quarter exceeds the conversion price of $54.66. The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money. At June 30, 2010, the conversion option for the Convertible Notes was not in the money, and therefore, there was no dilutive earnings per common share impact. At June 30, 2009, due to the Merger, the Convertible Notes were convertible; however, because the conversion price exceeded the average share price, there was no dilutive earnings per share impact.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares - basic	120,124,707	69,920,621	119,983,999	69,902,874
Dilutive impact of stock options and restricted stock plans	1,737,206	973,396	1,919,513	892,460
Weighted average shares - diluted	121,861,913	70,894,017	121,903,512	70,795,334

(4)	Inventories, net

Inventories, net consisted of the following:

	June 30, 2010	December 31, 2009
Raw coal	$15,091	$19,180
Saleable coal	139,016	112,004
Equipment for resale	672	1,489
Materials and supplies, net	45,770	43,699
Total inventories, net	$200,549	$176,372

(5)	Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	June 30, 2010
		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
U.S. treasury and agency securities	$85,578	$38	$-	$85,616
Corporate debt securities	59,087	-	(1)	59,086
Total short-term marketable securities:	$144,665	$38	$(1)	$144,702

	December 31, 2009
		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
U.S. treasury and agency securities	$22,338	$-	$(15)	$22,323
Corporate debt securities	7,180	-	(2)	7,178
Total short-term marketable securities:	$29,518	$-	$(17)	$29,501

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

	June 30, 2010
		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
U.S. treasury and agency securities	$97,836	$128	$(16)	$97,948

	December 31, 2009
		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
U.S. treasury and agency securities	$89,828	$-	$(343)	$89,485

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Wages and employee benefits	$79,922	$72,469
Current portion of asset retirement obligations	12,960	14,908
Deferred income taxes -- current	2,924	10,237
Taxes other than income taxes	67,765	58,245
Freight	13,023	8,827
Current portion of self insured workers' compensation obligations	7,919	10,893
Interest payable	9,215	11,215
Derivative financial instruments	24,686	26,461
Current portion of postretirement medical benefit obligations	27,392	27,393
Other	46,675	29,145
Total	$292,481	$269,793

(7)	Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
Term loan due under the Alpha Credit Facility	$233,815	$284,750
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Debt discount	(73,701)	(80,282)
Total long-term debt	745,899	790,253
Less current portion	11,839	33,500
Long-term debt, net of current portion	$734,060	$756,753

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Credit Facility

On April 15, 2010, the Company and its lenders amended and restated (the “Amend and Extend”) the Alpha Credit Facility (the “Facility”). The Amend and Extend, among other things, extended the maturity of $236,800 of the then-outstanding term loans and $554,000 of existing revolving credit facility (the “revolver”) commitments from July 7, 2011 to July 31, 2014. The Amend and Extend added $300,400 of additional borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolver to $950,400. Subsequently, the Company terminated $96,000 of commitments under the revolver and prepaid $39,600 of the term loans, both of which related to lenders that chose not to extend their commitments beyond the original expiration date of July 7, 2011. Additionally, the Amend and Extend (1) increased the amount of the “accordion” feature of the Facility to $400,000, all of which was available for the Company to exercise following the closing of the Amend and Extend; and, (2) also made other changes to the Facility, including increases to certain portions of the Facility under the negative covenants to provide the Company greater financial and operating flexibility.

As of June 30, 2010, the total borrowing capacity under the revolver was $854,400. Borrowings under the revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the revolver at June 30, 2010 or December 31, 2009. The revolver can also be used to secure outstanding letters of credit.  Letters of credit in the amount of $42,518 and $113,633 were outstanding under the revolver as of June 30, 2010 and December 31, 2009, respectively.  The amount available under the revolver as of June 30, 2010 was $811,882 after giving effect to the outstanding letters of credit. Additionally, the Company is required to pay a commitment fee of 0.5% on unused borrowings.

The credit facility’s secured term loans bear interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% and 3.50% at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, the Company’s secured term loans had a carrying value of $232,456, net of debt discount of $1,359, with $11,839 classified as current portion of long-term debt.  As of December 31, 2009, the Company’s secured term loans had a carrying value of $282,739, net of debt discount of $2,011, with $33,500 classified as current portion of long-term debt.

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, has notes that mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 at both June 30, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA and ANR Receivables Funding LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest.  As of June 30, 2010, the carrying value of the 2014 Notes was $297,131, net of debt discount of $1,154.  As of December 31, 2009, the carrying value of the 2014 Notes was $296,990, net of debt discount of $1,295.

2.375% Convertible Senior Notes Due April 15, 2015

As of June 30, 2010 and December 31, 2009, the Company had $287,500 aggregate principal amount of 2.375% convertible senior notes due April 15, 2015. The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company accounts for the Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%.  As of June 30, 2010 and December 31, 2009, the carrying amounts of the debt component were $216,312 and $210,524, respectively.  As of June 30, 2010 and December 31, 2009, the unamortized debt discount was $71,188 and $76,976, respectively.

Accounts Receivable Securitization

The Company and certain of its subsidiaries are party to a $150,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”).  As of June 30, 2010 and December 31, 2009, letters of credit in the amount of $141,612 and $143,474, respectively, were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(8)	Asset Retirement Obligations

As of June 30, 2010 and December 31, 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $211,105 and $205,632, respectively. The portion of the costs expected to be paid within a year of $12,960 and $14,908, as of June 30, 2010 and December 31, 2009, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2010 or December 31, 2009. The Company is self-bonded for its asset retirement obligations in West Virginia and Wyoming, subject to periodic evaluation of the Company’s financial position by the applicable state and meeting certain financial ratios defined by each state. Asset retirement obligations for states other than Wyoming and West Virginia are secured by surety bonds.

Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2009	$205,632
Additions for the period	141
Accretion for the period	8,784
Revisions in estimated cash flows	(231)
Expenditures for the period	(3,221)
Total asset retirement obligations at June 30, 2010	$211,105
Less current portion	12,960
Long-term portion	$198,145

(9)	Fair Value of Financial Instruments and Fair Value Measurements

The estimated fair values of financial instruments are determined based on relevant market information. These estimates involve uncertainty and cannot be determined with precision. The following methods and assumptions are used to estimate the fair value of each class of financial instruments.

The carrying amounts for cash and cash equivalents, trade accounts receivable, net, prepaid expenses and other current assets, trade accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short maturity of these instruments.

Long-term debt: The fair value of the Convertible Notes was estimated using observable market prices as these securities are traded. The fair value of the 2014 Notes and the term loan due 2014 is estimated based on a current market rate of interest offered to the Company for debt of similar maturities.

The estimated fair values of long-term debt were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan due 2014(1)	$232,456	$233,812	$282,739	$279,055
7.25% senior notes due 2014(2)	297,131	303,505	296,990	302,014
2.375% convertible senior notes due 2015(3)	216,312	288,219	210,524	325,953
Total long-term debt	$745,899	$825,536	$790,253	$907,022

(1)	Net of debt discount of $1,359 and $2,011 as of June 30, 2010 and December 31, 2009, respectively.
(2)	Net of debt discount of $1,154 and $1,295 as of June 30, 2010 and December 31, 2009, respectively.
(3)	Net of debt discount of $71,188 and $76,976 as of June 30, 2010 and December 31, 2009, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2010 and December 31, 2009, respectively.  As required by ASC 820, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2010
	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$183,564	$183,564	$-	$-
Corporate debt securities	$59,086	$-	$59,086	$-
Forward coal sales	$347	$-	$347	$-
Forward coal purchases	$(2,404)	$-	$(2,404)	$-
Commodity swaps	$(8,795)	$-	$(8,795)	$-
Commodity options	$(410)	$-	$(410)	$-
Interest rate swaps	$(24,519)	$-	$(24,519)	$-

	December 31, 2009
	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$111,808	$111,808	$-	$-
Corporate debt securities	$7,178	$-	$7,178	$-
Forward coal sales	$3,414	$-	$3,414	$-
Forward coal purchases	$(2,861)	$-	$(2,861)	$-
Commodity swaps	$(8,691)	$-	$(8,691)	$-
Commodity options	$(255)	$-	$(255)	$-
Interest rate swaps	$(24,232)	$-	$(24,232)	$-

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities – The fair value of marketable securities is based on observable market data.

Level 2 Fair Value Measurements

Forward Coal Purchases and Sales – The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Commodity Swaps – Since the Company’s commodity swaps are not traded on a market exchange, the fair values are estimated using valuation models from a third party provider which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

Commodity Options – The fair values of the commodity options were estimated using discounted cash flow calculations based upon forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Interest Rate Swaps – The fair values of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Corporate Debt Securities – The fair values of the Company’s corporate debt securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

(10)	Derivative Financial Instruments

Forward Contracts

The Company manages price risk for coal sales and purchases through the use of coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by ASC 815-10-10. The majority of the Company’s forward contracts do not meet the definition of a derivative. For those contracts that do meet the definition of a derivative, they generally also qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that meet the definition of a derivative and do not qualify for the NPNS exception are accounted for at fair value and, accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the six months ended June 30, 2010. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to 65% and 48% of anticipated diesel fuel usage for calendar years 2010 and 2011, respectively. The average fixed price per swap for diesel fuel hedges is $2.34 per gallon and $2.39 per gallon for calendar years 2010 and 2011, respectively. As of June 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 63% and 23% of anticipated explosives usage in the Powder River Basin for calendar years 2010 and 2011, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of June 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 79% and 32% of anticipated natural gas production in 2010 and 2011, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Interest Rate Swaps

The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The Company previously entered into pay fixed, receive variable interest rate swaps to convert the Company’s previous variable-rate term loan into fixed-rate debt. The interest rate swaps were designated as qualifying cash flow hedges. During the year ended December 31, 2009, the Company repaid the related term loan and de-designated the swaps as cash flow hedges. The Company did not terminate the interest rate swaps due to the swaps’ potential benefit in offsetting a portion of the effect of interest rate changes in the Company’s other variable rate debt. Subsequent changes in fair value are recorded in Interest expense.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2010	December 31, 2009
Commodity swaps (1)	$4,287	$2,222

Derivatives not designated as cash flow hedging instruments	June 30, 2010	December 31, 2009
Forward coal sales (2)	$347	$3,414
Commodity swaps (3)	6	5,066
Commodity options-diesel (4)	3	-
Total	$356	$8,480

Total asset derivatives	$4,643	$10,702

(1)
As of June 30, 2010, $3,417 is recorded in prepaid expenses and other current assets and $870 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.  As of December 31, 2009, $390 is recorded in prepaid expenses and other current assets and $1,832 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
As of June 30, 2010, $347 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $3,216 is recorded in prepaid expenses and other current assets and $198 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(3)
As of June 30, 2010, $6 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $4,333 is recorded in prepaid expenses and other current assets and $733 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(4)	As of June 30, 2010, $3 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2010	December 31, 2009
Commodity swaps (1)	$11,394	$1,148

Derivatives not designated as cash flow hedging instruments	June 30, 2010	December 31, 2009
Forward coal purchases (2)	$2,404	$2,861
Commodity swaps (3)	1,694	14,831
Commodity options-coal (4)	413	255
Interest rate swap (5)	24,519	24,232
Total	$29,030	$42,179

Total liability derivatives	$40,424	$43,327

(1)
As of June 30, 2010, $9,404 is recorded in accrued expenses and other current liabilities and $1,990 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $1,148 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(2)
As of June 30, 2010, $1,638 is recorded in accrued expenses and other current liabilities and $766 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $2,861 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3)
As of June 30, 2010, $1,694 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $10,833 is recorded in accrued expenses and other current liabilities and $3,998 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(4)
As of June 30, 2010, $34 is recorded in accrued expenses and other current liabilities and $379 in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $119 is recorded in accrued expenses and other current liabilities and $136 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)
As of June 30, 2010, $11,916 is recorded in accrued expenses and other current liabilities and $12,603 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $11,500 is recorded in accrued expenses and other current liabilities and $12,732 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2010 and 2009 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedging instruments	2010	2009	2010	2009
Commodity swaps (2)	$226	$-	$(2,594)	$576
Interest rate swap (1)	-	-	-	3,506
Total	$226	$-	$(2,594)	$4,082

(1)	Amounts related to the interest rate swap were recorded as a component of interest expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.
(2)	Amounts recorded for commodity swaps are included in other expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

	Gain (loss) recorded in earnings
	Three months ended		Six months ended
	June 30,		June 30,
Derivatives not designated as cash flow hedging instruments	2010	2009	2010	2009
Forward coal sales (1)	$(1,818)	$(1,318)	$(3,066)	$396
Forward coal purchases (1)	(1,893)	2,080	457	(495)
Commodity swaps (2)	(262)	13,144	(611)	14,868
Commodity options-diesel fuel (2)	(91)	625	(91)	-
Commodity options-coal (1)	533	-	(158)	-
Interest rate swap (3)	(5,005)	-	(5,952)	-
Total	$(8,536)	$14,531	$(9,421)	$14,769

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($978), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$899	$(20,961)
Net change associated with current year hedging transactions	(2,594)	4,082
Net amounts reclassified to earnings	226	-
Balance at end of period	$(1,469)	$(16,879)

(11)	Income Taxes

The total income tax (benefit) expense provided on pretax income was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Continuing operations	$(4,928)	$5,323	$16,350	$18,950
Discontinued operations	(231)	(740)	(649)	(2,334)
Total	$(5,159)	$4,583	$15,701	$16,616

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax (benefit) expense from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal statutory income tax expense	$11,988	$7,701	$24,570	$28,787
Increases (reductions) in taxes due to:
Percentage depletion allowance	(15,451)	(6,398)	(30,920)	(14,065)
State taxes, net of federal tax impact	(227)	688	(437)	2,178
Deduction for domestic production activities	(1,884)	-	(3,771)	(569)
Change in valuation allowance	-	3,194	-	2,355
Change in law - Medicare Part D Subsidy	-	-	25,566	-
Other, net	646	138	1,342	264
Income tax (benefit) expense from continuing operations	$(4,928)	$5,323	$16,350	$18,950

The Patient Protection and Affordable Care Act (the “PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated starting in years ending after December 31, 2012. Since these acts were signed into law during the six months ended June 30, 2010, ASC 740 – Income Taxes, required that the effect of the tax law change be recorded immediately as a component of tax expense. During the three and six months ended June 30, 2010, the income tax effect related to these acts was a reduction of $0 and $25,566, respectively, to the deferred tax asset related to the postretirement prescription drug benefits.

(12)	Employee Benefit Plans

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

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$1,733	$-	$3,807	$-
Interest cost	3,583	-	7,239	-
Expected return on plan assets	(3,217)	-	(6,456)	-
Amortization of net actuarial loss	58	-	58	-
Net periodic benefit cost	$2,157	$-	$4,648	$-

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$2,330	$514	$5,103	$1,208
Interest cost	9,095	1,149	17,917	2,004
Amortization of prior service cost	524	537	1,074	1,129
Amortization of net actuarial gain	(251)	(50)	(251)	(50)
Curtailment gain	-	(712)	-	(712)
Net periodic benefit cost	$11,698	$1,438	$23,843	$3,579

Components of Net Periodic Black Lung Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$360	$5	$674	$9
Interest cost	577	15	1,057	30
Expected return on plan assets	(16)	-	(36)	-
Amortization of prior service cost	-	14	-	28
Amortization of net actuarial loss	105	-	134	-
Net periodic benefit cost	$1,026	$34	$1,829	$67

In March 2010, the PPACA was enacted, potentially impacting the costs to provide healthcare benefits to the Company’s eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (“Black Lung”). The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.  Plan standard changes that could affect the Company in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that are expected to affect the Company in the long term include an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. The Company re-measured its retiree welfare plan obligations during the three months ended June 30, 2010 in order to account for the estimated impact of the excise tax and updated other assumptions related to anticipated retirement ages and health care cost trend rates. The re-measurement resulted in an additional $27,100 increase to the retiree welfare plans obligation, which is included in pension and postretirement medical benefit obligations on the accompanying Condensed Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss). The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. The Company will need to continue to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, the Company will evaluate its assumptions in light of the new information.

The PPACA also amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Company evaluated the impact of these changes to its current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for its self insured black lung plans as of March 31, 2010. The re-measurement resulted in an estimated $6,658 increase to the obligation as of March 31, 2010 included in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss).

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(13)	Stock-Based Compensation Awards

On May 19, 2010, the Stockholders approved the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the 2010 LTIP.  The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of June 30, 2010, 3,249,528 shares of common stock were available for grant under the plan.

During the six months ended June 30, 2010, the Company awarded certain of its executives and key employees 363,630 time-based restricted share units and 265,636 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 265,636 performance-based restricted share units awarded during the six months ended June 30, 2010 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At June 30, 2010, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense from continuing operations totaled $8,301 and $4,246, for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense from continuing operations totaled $17,007 and $7,471, for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, approximately 77% and 75%, respectively, of stock-based compensation expense from continuing operations is reported as selling, general and administrative expenses. For the six months ended June 30, 2010 and 2009, approximately 73% and 74%, respectively, of stock-based compensation expense from continuing operations is reported as selling, general and administrative expenses. Approximately 23% and 25%, of stock-based compensation expense from continuing operations was recorded as a component of cost of coal sales for the three months ended June 30, 2010 and 2009, respectively. Approximately 27% and 26%, of stock-based compensation expense from continuing operations was recorded as a component of cost of coal sales for the six months ended June 30, 2010 and 2009, respectively.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the six months ended June 30, 2010 and 2009, the Company repurchased 347,716 and 106,937, respectively, of common shares from employees at an average price paid per share of $45.58 and $18.96, respectively.

(14)	Commitments and Contingencies

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

(b) Commitments

In connection with the Merger, the Company assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,500, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The third installment was paid in 2010 by the Company. The two remaining annual installments of $36,108 each are due on May 1, the anniversary date of the lease in 2011 and 2012.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of June 30, 2010 was $141,612. As of June 30, 2010, the Company had $42,518 of additional letters of credit outstanding under the revolver.

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

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs have filed a petition for appeal with the West Virginia Supreme Court of Appeals, but the Court of Appeals has not yet accepted the appeal.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(15)	Comprehensive Income

Total comprehensive income is as follows for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net income	$38,797	$52,838
Adjustments to unrecognized losses and amortization of employee benefit costs, net of tax effect of $9,780 and $12,099 for the three and six months ended June 30, 2010, respectively	(15,583)	(19,279)
Change in fair value of cash flow hedges, net of tax effect of $2,911 and $1,347 for the three months and six months ended June 30, 2010, respectively	(4,888)	(2,368)
Change in fair value of available-for-sale marketable securities, net of tax effect of ($94) and ($197) for the three and six months ended June 30, 2010, respectively	149	312
Total comprehensive income	$18,475	$31,503

Total comprehensive income is as follows for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income	$15,359	$56,323
Change in fair value of cash flow hedge related to interest rate swaps, net of tax effect of ($1,150) and ($1,158) for the three and six months ended June 30, 2009, respectively	3,482	3,506
Adjustments to unrecognized losses and amortization of employee benefit costs, net of tax effect of ($1,771) and ($1,924) for the three and six months ended June 30, 2009, respectively	5,366	5,828
Change in fair value of cash flow hedges, net of tax effect of ($188) and ($190) for the three and six months ended June 30, 2009, respectively	570	576
Total comprehensive income	$24,777	$66,233

The following table summarizes the components of accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of tax effect of $5,997 and ($6,102) as of June 30, 2009 and December 31, 2009, respectively	(14,146)	5,133
Unrealized losses on cash flow hedges, net of tax effect of $795 and ($552) as of June 30, 2010 and December 31, 2009, respectively	(1,469)	899
Change in fair value of available-for-sale marketable securities, net of tax effect of ($57) and $140 as of June 30, 2010 and December 31, 2009, respectively	92	(220)
Total accumulated other comprehensive income (loss)	$(15,523)	$5,812

(16)	Segment Information

The Company discloses information about operating segments using the management approach, where segments are determined and reported based on the way that management organizes the enterprise for making operating decisions and assessing performance.  The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Merger, Old Alpha had only one reportable segment, Coal Operations, which included operations in Central and Northern Appalachia. As a result of the Merger, the Company changed its organizational structure and re-evaluated its reportable segments.  Based on a review of the required economic characteristics, the Company aggregated its operating segments into two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2010 and Eastern Coal Operations, which consists of 39 underground mines and 24 surface mines in Central and Northern Appalachia as of June 30, 2010, as well as the Company’s road construction business which operates in Central Appalachia and its coal brokerage activities.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane at our Coal Gas Recovery business and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as income from continuing operations plus interest expense, income tax expense, amortization of acquired coal supply agreements, net and depreciation, depletion and amortization, less interest income and income tax benefit. All prior period segment information has been reclassified to conform to the current presentation.

Segment operating results and capital expenditures from continuing operations for the three months ended June 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$866,734	$122,497	$11,174	$1,000,405
Amortization of acquired coal supply agreements, net	$33,714	$21,919	$-	$55,633
Depreciation, depletion, and amortization	$73,365	$14,138	$3,595	$91,098
EBITDA from continuing operations	$185,295	$17,583	$(4,237)	$198,641
Capital expenditures	$53,595	$9,562	$11,859	$75,016
Acquisition of mineral rights under federal lease	$-	$36,108	$-	$36,108

        Segment operating results and capital expenditures from continuing operations for the three months ended June 30, 2009 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$381,123	$-	$5,891	$387,014
Depreciation, depletion, and amortization	$35,596	$-	$756	$36,352
EBITDA from continuing operations	$73,438	$-	$(5,274)	$68,164
Capital expenditures	$26,111	$-	$1,864	$27,975

Segment operating results and capital expenditures from continuing operations for the six months ended June 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,643,743	$256,588	$22,078	$1,922,409
Amortization of acquired coal supply agreements, net	$77,851	$43,739	$-	$121,590
Depreciation, depletion, and amortization	$150,236	$28,992	$6,997	$186,225
EBITDA from continuing operations	$394,764	$38,310	$(15,961)	$417,113
Capital expenditures	$103,396	$15,512	$16,987	$135,895
Acquisition of mineral rights under federal lease	$-	$36,108	$-	$36,108

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Segment operating results and capital expenditures from continuing operations for the six months ended June 30, 2009 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$860,998	$-	$11,975	$872,973
Depreciation, depletion, and amortization	$75,123	$-	$1,434	$76,557
EBITDA from continuing operations	$174,285	$-	$3,560	$177,845
Capital expenditures	$43,244	$-	$2,867	$46,111

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
EBITDA from continuing operations	$198,641	$68,164	$417,113	$177,845
Interest expense	(18,504)	(10,166)	(40,624)	(20,019)
Interest income	848	355	1,528	980
Income tax benefit (expense)	4,928	(5,323)	(16,350)	(18,950)
Depreciation, depletion and amortization	(91,098)	(36,352)	(186,225)	(76,557)
Amortization of acquired coal supply agreements, net	(55,633)	-	(121,590)	-
Income from continuing operations	$39,182	$16,678	$53,852	$63,299

The following table presents total assets and goodwill as of June 30, 2010 and December 31, 2009:

	Assets		Goodwill
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Eastern Coal Operations	$3,893,424	$3,644,696	$321,641	$321,641
Western Coal Operations	434,069	721,574	52,800	52,800
All Other	823,933	751,929	5,855	5,855
Total	$5,151,426	$5,118,199	$380,296	$380,296

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $375,683 and $630,529, or approximately 38% and 34%, respectively, of total coal and freight revenues for the three and six months ended June 30, 2010, respectively. Export revenues totaled $126,480 and $321,577, or approximately 34% and 38%, respectively, of total coal and freight revenues for the three and six months ended June 30, 2009, respectively.

(17)	Discontinued Operations

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following table reflects the activities for Kingwood’s discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$-	$419	$-	$3,326
Costs and expenses	(633)	(2,478)	(1,680)	(12,636)
Loss from operations	(633)	(2,059)	(1,680)	(9,310)
Miscellaneous income (expense)	17	-	17	-
Income tax benefit from discontinued operations	231	740	649	2,334
Loss from discontinued operations	$(385)	$(1,319)	$(1,014)	$(6,976)

The assets and liabilities of Kingwood as of June 30, 2010 and December 31, 2009 are shown below:

	June 30, 2010	December 31, 2009
Property, plant, and equipment, net	$605	$1,636
Other assets	440	442
Total assets of discontinued operations	1,045	2,078

Current liabilities	3,650	4,830
Non-current liabilities	11,188	10,166
Total liabilities of discontinued operations	14,838	14,996

Net liability	$(13,793)	$(12,918)

(18)	Mergers and Acquisitions

Merger with Foundation Coal Holdings, Inc.

On May 11, 2009, Old Alpha and Foundation executed an agreement and plan of merger pursuant to which Old Alpha was to be merged with and into Foundation, with Foundation continuing as the surviving corporation of the Merger. On July 31, 2009, the Merger was completed and Foundation was renamed Alpha Natural Resources, Inc.

During the three months ended June 30, 2010, the Company finalized the purchase price allocation for the Merger and recorded adjustments to the preliminary purchase price allocation related to certain contract liabilities and reserve estimates. Accordingly, the December 31, 2009 consolidated balance sheet was adjusted to reflect these changes as if they were recorded on the acquisition date in accordance with generally accepted accounting principles related to acquisition accounting. The increase to goodwill is reported in the Company’s Eastern Coal Operations, Western Coal Operations and All Other category as of June 30, 2010 and December 31, 2009.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following table presents the details of the preliminary purchase price allocation reported in the Company’s 2009 Annual Report on Form 10-K, the adjustments made in the three months ended June 30, 2010 and the final purchase price allocation.

	Preliminary December 31, 2009	Adjustments	Final December 31, 2009
Cash	$23,505	$-	$23,505
Trade accounts receivable	83,531	-	83,531
Coal inventories	47,433	-	47,433
Other current assets	61,269	-	61,269
Property and equipment	716,749	-	716,749
Owned lands	76,134	-	76,134
Owned and leased mineral rights	1,873,347	(27,000)	1,846,347
Coal supply agreements	529,507	-	529,507
Other non-current assets	14,296	-	14,296
Goodwill	337,321	22,427	359,748
Total assets	3,763,092	(4,573)	3,758,519

Current liabilities	(176,233)	(9,261)	(185,494)
Long-term debt, net (including current portion)	(595,817)	-	(595,817)
Asset retirement obligation (including current portion)	(99,574)	-	(99,574)
Deferred income taxes	(443,744)	13,834	(429,910)
Pension and post retirement obligations (including current portion)	(713,095)	-	(713,095)
Other non-current liabilities	(66,231)	-	(66,231)
Total liabilities	(2,094,694)	4,573	(2,090,121)

Net tangible and intangible assets acquired	$1,668,398	$-	$1,668,398

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

The unaudited pro forma results for the three and six months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total revenues
As reported	$387,014	$872,973
Pro forma	$780,647	$1,661,158

Income (loss) from continuing operations
As reported	$16,678	$63,299
Pro forma	$(12,141)	$(24,095)

Earnings (loss) per share from continuing operations-basic
As reported	$0.24	$0.91
Pro forma	$(0.10)	$(0.20)

Earnings (loss) per share from continuing operations-diluted
As reported	$0.24	$0.90
Pro forma	$(0.10)	$(0.20)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(19)	Supplemental Guarantor and Non-Guarantor Financial Information

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

Pursuant to the Third Supplemental Indenture, the Company assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into the Company. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries,” under the 2014 Notes, referred to as the “2014 Notes Guarantor Subsidiaries,” are each of the direct and indirect wholly owned subsidiaries of the Company, other than the Issuer Subsidiary and the Non-Guarantor Subsidiary. The Company and the 2014 Notes Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

Presented below are condensed consolidating financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009, based on the guarantor structure that was in place at June 30, 2010. As the Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer, Old Alpha’s historical financial statements are the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to the Company in reference to dates following the Merger, and refers to the Company as a guarantor of the 2014 Notes; information is presented for “2014 Notes Issuer” only for dates following the Merger because the 2014 Notes Issuer was a subsidiary of Foundation prior to the Merger; and information for “2014 Notes Guarantor Subsidiaries” prior to the Merger includes only those 2014 Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended June 30, 2010, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and is not a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$46,114	$-	$372,771	$-	$-	$418,885
Trade accounts receivable, net	-	-	18,353	298,037	-	316,390
Inventories, net	-	-	200,549	-	-	200,549
Prepaid expenses and other current assets	-	-	263,978	-	-	263,978
Total current assets	46,114	-	855,651	298,037	-	1,199,802

Property, equipment and mine development costs, net	-	-	1,095,135	-	-	1,095,135
Owned and leased mineral rights, net	-	-	1,940,342	-	-	1,940,342
Owned lands	-	-	94,635	-	-	94,635
Goodwill	-	-	380,296	-	-	380,296
Acquired coal supply agreements, net	-	-	271,131	-	-	271,131
Other non-current assets	4,973,490	1,622,283	3,465,976	46,251	(9,937,915)	170,085
Total assets	$5,019,604	$1,622,283	$8,103,166	$344,288	$(9,937,915)	$5,151,426

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$-	$11,839
Trade accounts payable	452	-	175,978	-	-	176,430
Accrued expenses and other current liabilities	1,423	10,156	280,842	60	-	292,481
Total current liabilities	1,875	21,995	456,820	60	-	480,750

Long-term debt	216,312	517,748	-	-	-	734,060
Pension and postretirement medical benefit obligations	-	-	721,957	-	-	721,957
Asset retirement obligations	-	-	198,145	-	-	198,145
Deferred income taxes	-	-	256,584	-	-	256,584
Other non-current liabilities	2,190,079	671,273	1,328,330	339,069	(4,380,159)	148,592
Total liabilities	2,408,266	1,211,016	2,961,836	339,129	(4,380,159)	2,540,088

Stockholders' Equity
Total stockholders' equity	2,611,338	411,267	5,141,330	5,159	(5,557,756)	2,611,338
Total liabilities and stockholders' equity	$5,019,604	$1,622,283	$8,103,166	$344,288	$(9,937,915)	$5,151,426

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$-	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	-	18,541	214,090	-	232,631
Inventories, net	-	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	-	176,953	-	-	176,953
Total current assets	69,410	-	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	-	1,958,855	-	-	1,958,855
Owned lands	-	-	91,262	-	-	91,262
Goodwill	-	-	380,296	-	-	380,296
Acquired coal supply agreements, net	-	-	396,491	-	-	396,491
Other non-current assets	4,121,982	1,659,904	2,559,580	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$1,659,904	$7,237,255	$263,562	$(8,233,914)	$5,118,199

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Trade accounts payable	1,469	-	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	9,552	258,750	68	-	269,793
Total current liabilities	2,892	43,052	409,943	68	-	455,955

Long-term debt	210,524	546,229	-	-	-	756,753
Pension and postretirement medical benefit obligations	-	-	682,991	-	-	682,991
Asset retirement obligations	-	-	190,724	-	-	190,724
Deferred income taxes	-	-	302,630	-	-	302,630
Other non-current liabilities	1,386,687	671,273	594,100	259,172	(2,773,374)	137,858
Total liabilities	1,600,103	1,260,554	2,180,388	259,240	(2,773,374)	2,526,911

Stockholders' Equity
Total stockholders' equity	2,591,289	399,350	5,056,867	4,322	(5,460,540)	2,591,288
Total liabilities and stockholders' equity	$4,191,392	$1,659,904	$7,237,255	$263,562	$(8,233,914)	$5,118,199

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$894,104	$-	$-	$894,104
Freight and handling revenues	-	-	90,268	-	-	90,268
Other revenues	-	-	13,806	2,227	-	16,033
Total revenues	-	-	998,178	2,227	-	1,000,405
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	657,199	-	-	657,199
Freight and handling costs	-	-	90,268	-	-	90,268
Other expenses	-	-	8,443	-	-	8,443
Depreciation, depletion and amortization	-	-	91,098	-	-	91,098
Amortization of acquired coal supply agreements, net	-	-	55,633	-	-	55,633
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	-	43,417	800	-	44,231
Total costs and expenses	14	-	946,058	800	-	946,872
(Loss) income from operations	(14)	-	52,120	1,427	-	53,533
Other income (expense):
Interest expense	(4,845)	(12,019)	(895)	(745)	-	(18,504)
Interest income	-	-	848	-	-	848
Loss on early extinguishment of debt	-	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	-	(274)	-	-	(274)
Total other expense, net	(4,845)	(12,019)	(1,670)	(745)	-	(19,279)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,859)	(12,019)	50,450	682	-	34,254
Income tax benefit (expense)	1,895	4,688	(1,389)	(266)	-	4,928
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	41,761	(10,729)	-	-	(31,032)	-
Income (loss) from continuing operations	38,797	(18,060)	49,061	416	(31,032)	39,182
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(616)	-	-	(616)
Income tax benefit	-	-	231	-	-	231
Loss from discontinued operations	-	-	(385)	-	-	(385)
Net income (loss)	$38,797	$(18,060)	$48,676	$416	$(31,032)	$38,797

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$334,970	$-	$-	$334,970
Freight and handling revenues	-	-	35,445	-	-	35,445
Other revenues	-	-	15,765	834	-	16,599
Total revenues	-	-	386,180	834	-	387,014
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	267,014	-	-	267,014
Freight and handling costs	-	-	35,445	-	-	35,445
Other expenses	-	-	(6,451)	-	-	(6,451)
Depreciation, depletion and amortization	-	-	36,352	-	-	36,352
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	(73)	-	22,788	192	-	22,907
Total costs and expenses	(73)	-	355,148	192	-	355,267
Income from operations	73	-	31,032	642	-	31,747
Other income (expense):
Interest expense	(4,704)	-	(5,063)	(399)	-	(10,166)
Interest income	-	-	355	-	-	355
Miscellaneous income, net	-	-	65	-	-	65
Total other expense, net	(4,704)	-	(4,643)	(399)	-	(9,746)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,631)	-	26,389	243	-	22,001
Income tax benefit (expense)	1,806	-	(7,035)	(94)	-	(5,323)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	18,184	-	-	-	(18,184)	-
Income from continuing operations	15,359	-	19,354	149	(18,184)	16,678
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(2,059)	-	-	(2,059)
Income tax benefit	-	-	740	-	-	740
Loss from discontinued operations	-	-	(1,319)	-	-	(1,319)
Net income	$15,359	$-	$18,035	$149	$(18,184)	$15,359

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$1,725,370	$-	$-	$1,725,370
Freight and handling revenues	-	-	155,056	-	-	155,056
Other revenues	-	-	37,658	4,325	-	41,983
Total revenues	-	-	1,918,084	4,325	-	1,922,409
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,232,266	-	-	1,232,266
Freight and handling costs	-	-	155,056	-	-	155,056
Other expenses	-	-	24,127	-	-	24,127
Depreciation, depletion and amortization	-	-	186,225	-	-	186,225
Amortization of acquired coal supply agreements, net	-	-	121,590	-	-	121,590
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	-	90,538	1,468	-	92,020
Total costs and expenses	14	-	1,809,802	1,468	-	1,811,284
(Loss) income from operations	(14)	-	108,282	2,857	-	111,125
Other income (expense):
Interest expense	(9,628)	(23,362)	(6,150)	(1,484)	-	(40,624)
Interest income	-	-	1,528	-	-	1,528
Loss on early extinguishment of debt	-	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	-	(478)	-	-	(478)
Total other expense, net	(9,628)	(23,362)	(6,449)	(1,484)	-	(40,923)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,642)	(23,362)	101,833	1,373	-	70,202
Income tax benefit (expense)	3,760	9,111	(28,686)	(535)	-	(16,350)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	58,720	26,168	-	-	(84,888)	-
Income from continuing operations	52,838	11,917	73,147	838	(84,888)	53,852
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(1,663)	-	-	(1,663)
Income tax benefit	-	-	649	-	-	649
Loss from discontinued operations	-	-	(1,014)	-	-	(1,014)
Net income	$52,838	$11,917	$72,133	$838	$(84,888)	$52,838

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$760,773	$-	$-	$760,773
Freight and handling revenues	-	-	81,499	-	-	81,499
Other revenues	-	-	29,491	1,210	-	30,701
Total revenues	-	-	871,763	1,210	-	872,973
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	570,039	-	-	570,039
Freight and handling costs	-	-	81,499	-	-	81,499
Other expenses	-	-	4,398	-	-	4,398
Depreciation, depletion and amortization	-	-	76,557	-	-	76,557
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	61	-	39,087	225	-	39,373
Total costs and expenses	61	-	771,580	225	-	771,866
(Loss) income from operations	(61)	-	100,183	985	-	101,107
Other income (expense):
Interest expense	(9,257)	-	(10,324)	(438)	-	(20,019)
Interest income	-	-	980	-	-	980
Miscellaneous income, net	-	-	181	-	-	181
Total other expense, net	(9,257)	-	(9,163)	(438)	-	(18,858)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,318)	-	91,020	547	-	82,249
Income tax benefit (expense)	3,634	-	(22,371)	(213)	-	(18,950)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	62,007	-	-	-	(62,007)	-
Income from continuing operations	56,323	-	68,649	334	(62,007)	63,299
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(9,310)	-	-	(9,310)
Income tax benefit	-	-	2,334	-	-	2,334
Loss from discontinued operations	-	-	(6,976)	-	-	(6,976)
Net income	$56,323	$-	$61,673	$334	$(62,007)	$56,323

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(9,628)	$(23,367)	$368,699	$2,227	$337,931

Investing activities:
Capital expenditures	$-	$-	$(135,895)	$-	$(135,895)
Acquisition of mineral rights under federal lease	-	-	(36,108)	-	(36,108)
Purchase of equity method investment	-	-	(3,000)	-	(3,000)
Purchases of marketable securities, net	-	-	(123,465)	-	(123,465)
Other, net	-	-	2,017	-	2,017
Net cash used in investing activities	$-	$-	$(296,451)	$-	$(296,451)

Financing activities:
Principal repayments of long-term debt	$-	$(50,934)	$-	$-	$(50,934)
Debt issuance costs	-	(8,690)	-	-	(8,690)
Excess tax benefit from stock-based awards	-	-	7,587	-	7,587
Common stock repurchases	(40,672)	-	-	-	(40,672)
Proceeds from exercise of stock options	4,245	-	-	-	4,245
Transactions with affiliates	22,759	82,991	(103,523)	(2,227)	-
Net cash (used in) provided by financing activities	$(13,668)	$23,367	$(95,936)	$(2,227)	$(88,464)

Net decrease in cash and cash equivalents	$(23,296)	$-	$(23,688)	$-	$(46,984)
Cash and cash equivalents at beginning of period	69,410	-	396,459	-	465,869
Cash and cash equivalents at end of period	$46,114	$-	$372,771	$-	$418,885

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(9,257)	$-	$65,623	$1,210	$57,576

Investing activities:
Capital expenditures	$-	$-	$(46,111)	$-	$(46,111)
Purchase of acquired company	-	-	(1,750)	-	(1,750)
Other, net	-	-	312	-	312
Net cash used in investing activities	$-	$-	$(47,549)	$-	$(47,549)

Financing activities:
Principal repayments of note payable	$-	$-	$(10,892)	$-	$(10,892)
Principal repayments of long-term debt	-	-	(232)	-	(232)
Debt issuance costs	-	-	(5,277)	-	(5,277)
Common stock repurchases	(2,027)	-	-	-	(2,027)
Proceeds from exercise of stock options	230	-	-	-	230
Transactions with affiliates	7,143	-	(5,933)	(1,210)	-
Other, net	-	-	(651)	-	(651)
Net cash provided by (used in) financing activities	$5,346	$-	$(22,985)	$(1,210)	$(18,849)

Net decrease in cash and cash equivalents	$(3,911)	$-	$(4,911)	$-	$(8,822)
Cash and cash equivalents at beginning of period	73,321	-	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$-	$597,958	$-	$667,368

The Company may issue new registered debt securities (the “New Notes”) in the future that will be fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009, respectively, based on the guarantor structure that would be in place in the event the Company issues New Notes in the future. As the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to the Company in reference to dates following the Merger, and refers to the Company as the issuer of any New Notes that may be issued in the future; and information for “New Notes Guarantor Subsidiaries” prior to the Merger includes only those New Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended June 30, 2010, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and would not be a guarantor of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$46,114	$372,771	$-	$-	$418,885
Trade accounts receivable, net	-	18,353	298,037	-	316,390
Inventories, net	-	200,549	-	-	200,549
Prepaid expenses and other current assets	-	263,978	-	-	263,978
Total current assets	46,114	855,651	298,037	-	1,199,802

Property, equipment and mine development costs, net	-	1,095,135	-	-	1,095,135
Owned and leased mineral rights, net	-	1,940,342	-	-	1,940,342
Owned lands	-	94,635	-	-	94,635
Goodwill	-	380,296	-	-	380,296
Acquired coal supply agreements, net	-	271,131	-	-	271,131
Other non-current assets	4,973,490	5,088,259	46,251	(9,937,915)	170,085
Total assets	$5,019,604	$9,725,449	$344,288	$(9,937,915)	$5,151,426

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$11,839
Trade accounts payable	452	175,978	-	-	176,430
Accrued expenses and other current liabilities	1,423	290,998	60	-	292,481
Total current liabilities	1,875	478,815	60	-	480,750

Long-term debt	216,312	517,748	-	-	734,060
Pension and postretirement medical benefit obligations	-	721,957	-	-	721,957
Asset retirement obligations	-	198,145	-	-	198,145
Deferred income taxes	-	256,584	-	-	256,584
Other non-current liabilities	2,190,079	1,999,603	339,069	(4,380,159)	148,592
Total liabilities	2,408,266	4,172,852	339,129	(4,380,159)	2,540,088

Stockholders' Equity
Total stockholders' equity	2,611,338	5,552,597	5,159	(5,557,756)	2,611,338
Total liabilities and stockholders' equity	$5,019,604	$9,725,449	$344,288	$(9,937,915)	$5,151,426

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	18,541	214,090	-	232,631
Inventories, net	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	176,953	-	-	176,953
Total current assets	69,410	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	1,958,855	-	-	1,958,855
Owned lands	-	91,262	-	-	91,262
Goodwill	-	380,296	-	-	380,296
Acquired coal supply agreements, net	-	396,491	-	-	396,491
Other non-current assets	4,121,982	4,219,484	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$8,897,159	$263,562	$(8,233,914)	$5,118,199

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500
Trade accounts payable	1,469	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	268,302	68	-	269,793
Total current liabilities	2,892	452,995	68	-	455,955

Long-term debt	210,524	546,229	-	-	756,753
Pension and postretirement medical benefit obligations	-	682,991	-	-	682,991
Asset retirement obligations	-	190,724	-	-	190,724
Deferred income taxes	-	302,630	-	-	302,630
Other non-current liabilities	1,386,687	1,265,373	259,172	(2,773,374)	137,858
Total liabilities	1,600,103	3,440,942	259,240	(2,773,374)	2,526,911

Stockholders' Equity
Total stockholders' equity	2,591,289	5,456,217	4,322	(5,460,540)	2,591,288
Total liabilities and stockholders' equity	$4,191,392	$8,897,159	$263,562	$(8,233,914)	$5,118,199

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$894,104	$-	$-	$894,104
Freight and handling revenues	-	90,268	-	-	90,268
Other revenues	-	13,806	2,227	-	16,033
Total revenues	-	998,178	2,227	-	1,000,405
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	657,199	-	-	657,199
Freight and handling costs	-	90,268	-	-	90,268
Other expenses	-	8,443	-	-	8,443
Depreciation, depletion and amortization	-	91,098	-	-	91,098
Amortization of acquired coal supply agreements, net	-	55,633	-	-	55,633
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	43,417	800	-	44,231
Total costs and expenses	14	946,058	800	-	946,872
(Loss) income from operations	(14)	52,120	1,427	-	53,533
Other income (expense):
Interest expense	(4,845)	(12,914)	(745)	-	(18,504)
Interest income	-	848	-	-	848
Loss on early extinguishment of debt	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	(274)	-	-	(274)
Total other expense, net	(4,845)	(13,689)	(745)	-	(19,279)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,859)	38,431	682	-	34,254
Income tax benefit (expense)	1,895	3,299	(266)	-	4,928
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	41,761	(10,729)	-	(31,032)	-
Income from continuing operations	38,797	31,001	416	(31,032)	39,182
Discontinued operations:
Loss from discontinued operations before income taxes	-	(616)	-	-	(616)
Income tax benefit	-	231	-	-	231
Loss from discontinued operations	-	(385)	-	-	(385)
Net income	$38,797	$30,616	$416	$(31,032)	$38,797

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$334,970	$-	$-	$334,970
Freight and handling revenues	-	35,445	-	-	35,445
Other revenues	-	15,765	834	-	16,599
Total revenues	-	386,180	834	-	387,014
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	267,014	-	-	267,014
Freight and handling costs	-	35,445	-	-	35,445
Other expenses	-	(6,451)	-	-	(6,451)
Depreciation, depletion and amortization	-	36,352	-	-	36,352
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	(73)	22,788	192	-	22,907
Total costs and expenses	(73)	355,148	192	-	355,267
Income from operations	73	31,032	642	-	31,747
Other income (expense):
Interest expense	(4,704)	(5,063)	(399)	-	(10,166)
Interest income	-	355	-	-	355
Miscellaneous income, net	-	65	-	-	65
Total other expense, net	(4,704)	(4,643)	(399)	-	(9,746)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,631)	26,389	243	-	22,001
Income tax benefit (expense)	1,806	(7,035)	(94)	-	(5,323)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	18,184	-	-	(18,184)	-
Income from continuing operations	15,359	19,354	149	(18,184)	16,678
Discontinued operations:
Loss from discontinued operations before income taxes	-	(2,059)	-	-	(2,059)
Income tax benefit	-	740	-	-	740
Loss from discontinued operations	-	(1,319)	-	-	(1,319)
Net income	$15,359	$18,035	$149	$(18,184)	$15,359

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$1,725,370	$-	$-	$1,725,370
Freight and handling revenues	-	155,056	-	-	155,056
Other revenues	-	37,658	4,325	-	41,983
Total revenues	-	1,918,084	4,325	-	1,922,409
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	1,232,266	-	-	1,232,266
Freight and handling costs	-	155,056	-	-	155,056
Other expenses	-	24,127	-	-	24,127
Depreciation, depletion and amortization	-	186,225	-	-	186,225
Amortization of acquired coal supply agreements, net	-	121,590	-	-	121,590
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	90,538	1,468	-	92,020
Total costs and expenses	14	1,809,802	1,468	-	1,811,284
(Loss) income from operations	(14)	108,282	2,857	-	111,125
Other income (expense):
Interest expense	(9,628)	(29,512)	(1,484)	-	(40,624)
Interest income	-	1,528	-	-	1,528
Loss on early extinguishment of debt	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	(478)	-	-	(478)
Total other expense, net	(9,628)	(29,811)	(1,484)	-	(40,923)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,642)	78,471	1,373	-	70,202
Income tax benefit (expense)	3,760	(19,575)	(535)	-	(16,350)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	58,720	26,168	-	(84,888)	-
Income from continuing operations	52,838	85,064	838	(84,888)	53,852
Discontinued operations:
Loss from discontinued operations before income taxes	-	(1,663)	-	-	(1,663)
Income tax benefit	-	649	-	-	649
Loss from discontinued operations	-	(1,014)	-	-	(1,014)
Net income	$52,838	$84,050	$838	$(84,888)	$52,838

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$760,773	$-	$-	$760,773
Freight and handling revenues	-	81,499	-	-	81,499
Other revenues	-	29,491	1,210	-	30,701
Total revenues	-	871,763	1,210	-	872,973
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	570,039	-	-	570,039
Freight and handling costs	-	81,499	-	-	81,499
Other expenses	-	4,398	-	-	4,398
Depreciation, depletion and amortization	-	76,557	-	-	76,557
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	61	39,087	225	-	39,373
Total costs and expenses	61	771,580	225	-	771,866
(Loss) income from operations	(61)	100,183	985	-	101,107
Other income (expense):
Interest expense	(9,257)	(10,324)	(438)	-	(20,019)
Interest income	-	980	-	-	980
Miscellaneous income, net	-	181	-	-	181
Total other expense, net	(9,257)	(9,163)	(438)	-	(18,858)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,318)	91,020	547	-	82,249
Income tax benefit (expense)	3,634	(22,371)	(213)	-	(18,950)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	62,007	-	-	(62,007)	-
Income from continuing operations	56,323	68,649	334	(62,007)	63,299
Discontinued operations:
Loss from discontinued operations before income taxes	-	(9,310)	-	-	(9,310)
Income tax benefit	-	2,334	-	-	2,334
Loss from discontinued operations	-	(6,976)	-	-	(6,976)
Net income	$56,323	$61,673	$334	$(62,007)	$56,323

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(9,628)	$345,332	$2,227	$337,931

Investing activities:
Capital expenditures	$-	$(135,895)	$-	$(135,895)
Acquisition of mineral rights under federal lease	-	(36,108)	-	(36,108)
Purchase of equity method investment	-	(3,000)	-	(3,000)
Purchases of marketable securities, net	-	(123,465)	-	(123,465)
Other, net	-	2,017	-	2,017
Net cash used in investing activities	$-	$(296,451)	$-	$(296,451)

Financing activities:
Principal repayments on long-term debt	$-	$(50,934)	$-	$(50,934)
Debt issuance costs	-	(8,690)	-	(8,690)
Excess tax benefit from stock-based awards	-	7,587	-	7,587
Common stock repurchases	(40,672)	-	-	(40,672)
Proceeds from exercise of stock options	4,245	-	-	4,245
Transactions with affiliates	22,759	(20,532)	(2,227)	-
Net cash used in financing activities	$(13,668)	$(72,569)	$(2,227)	$(88,464)

Net decrease in cash and cash equivalents	$(23,296)	$(23,688)	$-	$(46,984)
Cash and cash equivalents at beginning of period	69,410	396,459	-	465,869
Cash and cash equivalents at end of period	$46,114	$372,771	$-	$418,885

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(9,257)	$65,623	$1,210	$57,576

Investing activities:
Capital expenditures	$-	$(46,111)	$-	$(46,111)
Purchase of acquired company	-	(1,750)	-	(1,750)
Other, net	-	312	-	312
Net cash used in investing activities	$-	$(47,549)	$-	$(47,549)

Financing activities:
Principal repayments of note payable	$-	$(10,892)	$-	$(10,892)
Principal repayments of long-term debt	-	(232)	-	(232)
Debt issuance costs	-	(5,277)	-	(5,277)
Common stock repurchases	(2,027)	-	-	(2,027)
Proceeds from exercise of stock options	230	-	-	230
Transactions with affiliates	7,143	(5,933)	(1,210)	-
Other, net	-	(651)	-	(651)
Net cash provided by (used in) financing activities	$5,346	$(22,985)	$(1,210)	$(18,849)

Net decrease in cash and cash equivalents	$(3,911)	$(4,911)	$-	$(8,822)
Cash and cash equivalents at beginning of period	73,321	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$597,958	$-	$667,368

(20)	Share Repurchase Program

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits the Company to repurchase up to $125,000 of its outstanding common stock, par value $0.01 per share (“Shares”). The program enables the Company to repurchase Shares from time to time, as market conditions warrant. As of June 30, 2010, the Company repurchased 683,200 Shares for $24,823 under this program, which was recorded as treasury stock in the Condensed Consolidated Balance Sheets. The Company may purchase up to an additional $100,177 of Shares under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are included in periodic filings of Alpha subsequent to the Merger. The results of operations for the three and six months ended June 30, 2010 contain the combined results of both companies.  The results of operations for the three and six months ended June 30, 2009 only include the historical results of Old Alpha.

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
•
other factors, including the other factors discussed in “-Overview - Coal Pricing Trends, Uncertainties and Outlook” below, Part II, Item 1A “Risk Factors” below and the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

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

Overview

We are one of America’s premier coal suppliers, operating 65 mines and 14 coal preparation and load-out facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,400 employees.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three and six months ended June 30, 2010, sales of steam coal were 16.9 million and 35.7 million tons, respectively, and accounted for approximately 84% and 86%, respectively, of our coal sales volume. Comparatively, for the three and six months ended June 30, 2009, sales of steam coal were 2.8 million and 6.0 million tons, respectively, and accounted for approximately 66% and 63% of our coal sales volume, respectively. For the three and six months ended June 30, 2010, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.3 million and 5.9 million tons, respectively, and accounted for approximately 16% and 14%, respectively, of our coal sales volume. Comparatively, for the three and six months ended June 30, 2009, sales of metallurgical coal, were 1.5 million and 3.5 million tons, respectively, and accounted for approximately 34% and 37%, respectively, of our coal sales volume. The effect of the Merger on the relative percentages of coal sales volumes for three and six months ended June 30, 2010 is discussed below in “Results of Operations-Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009” and “Results of Operations-Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009”.

Our sales of steam coal for the three and six months ended June 30, 2010 and 2009 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2010, approximately 38% and 34% of our coal revenues combined with freight and handling revenues, respectively, were derived from sales made outside the United States, compared to 34% and 38% for the three and six months ended June 30, 2009, respectively. For the six months ended June 30, 2010, revenues earned from sales outside the U.S. were primarily from Brazil, India, Italy, U.K., Turkey, France, Canada, Belgium, Ukraine and Egypt. For the six months ended June 30, 2009, revenues earned from sales outside the U.S. were primarily from Brazil, Italy, Belgium, Spain, India, Sweden and Canada.

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

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane in connection with Coal Gas Recovery and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights and general corporate overhead.

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its 2010 Annual Energy Outlook forecasts that coal-fired electrical generation will increase by an average annual growth rate of 2.2% through 2015. In 2010, however, the EIA estimates that electric power generation from coal will begin to recover from 2009 levels and grow at a rate of 1.0%. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. Despite the recent downturn to the U.S. and global economies, the International Monetary Fund’s April 2010 World Economic Outlook forecasts U.S. annual GDP to grow 3.1% and 2.6% in 2010 and 2011, respectively.

According to the National Energy Technology Laboratory’s (“NETL”) January 2010 report on new coal-fired power plants, there are 13,755 megawatts of new coal-fired electrical generation under construction in the United States and 320 megawatts of new coal-fired electrical generation capacity near construction. This expected new capacity will increase the annual coal consumption for electrical generation by an estimated 46 million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 3,280 megawatts of coal-fired electrical generation are in the permitting phase and 26,233 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.

Coal exports from the U.S. decreased from approximately 82 million tons in 2008 to approximately 59 million tons in 2009 in response to the worldwide economic downturn. In the first half of 2010, exports recovered from their 2009 decline, reaching 38 million tons. Total exports for 2010 are projected by the EIA to reach approximately 74 million tons. According to the EIA’s 2010 International Energy Outlook (“IEO”), global primary energy demand is projected to grow by 48% between 2010 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. Total coal use is expected to grow by 56% above 2007 levels by 2035, with China and India alone accounting for 85% of that increase. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly coal production reporting through June 30, 2010 from the EIA, second quarter 2010 Appalachian production remained steady compared to the first quarter 2010. Compared to the first quarter 2010, Western coal production decreased by approximately 1.6% in the second quarter of 2010. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines and maintain water quality standards are likely to slow the permitting process for mining in that region with resultant uncertainties for producers. Through June 30, 2010, prices for Central Appalachian coal have increased 23% while Northern Appalachian coal prices have increased 14%. Average spot market prices for Powder River Basin coal have risen nearly 32% in 2010, with the basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

In the U.S. utility inventories have fallen sharply and are approximately 160 million tons as a result of extended hot summer weather, reduced fuel switching and lower production levels.  New contracting activity among utilities remains subdued, but as the summer cooling season eats through existing stockpiles, we expect a resurgence of utility buying later in 2010.  Given increased exports in the first half of 2010 compared to the 2009 levels, more steam coal crossing over into the met market and lower U.S. production levels, particularly in Central Appalachia, where regulatory pressures could reduce coal supply as permit issuance has almost come to a standstill and costs increase, higher forward prices for U.S. thermal coal have been fairly persistent in 2010.

Our revenues depend on the price at which we are able to sell our coal. The pricing environment for U.S. steam coal production in 2010 has recovered steadily above the low levels seen in 2009. Recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand is resulting in improved prices for suppliers. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, had deteriorated in 2009 in response to decreased worldwide demand for steel. However, strong global demand for steel, particularly in China, and limited metallurgical coal supply have created market conditions that suggest favorable pricing for the remainder of 2010.

The worldwide economic slowdown and the volatility and uncertainty in the credit markets have had an impact on the demand for and price of coal. Global energy fundamentals, including the relative decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the marketplace. Steel manufacturers had shut-in significant capacity in the early part of 2009 due to the lack of near-term visibility around demand for steel for construction, automobile manufacturing and other down-stream products. Steel manufacturers appear to have completed destocking their inventories and steel plant utilization has steadily increased since the early part of 2009, which has translated into strong metallurgical coal pricing and demand so far in 2010. The relatively low price of natural gas is creating further competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for six of the last eight years, and significant additional growth is expected worldwide. Seaborne coal has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand, particularly in China and India. In addition, the idling of coal mines due to weakened market conditions, and the resulting decrease in production, particularly in Central Appalachia, should better match production to demand. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.

Our results of operations are dependent upon the prices we obtain for our coal as well as our ability to improve productivity and control costs. Our operating costs include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.

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

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, potentially impacting the costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (“Black Lung”). The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

In the short term, the PPACA eliminated the tax benefits available to employers that receive Medicare Part D subsidies beginning in years ending after December 31, 2012. As a result of this change in law, we reduced our deferred tax assets by $25.6 million, which was included in our total income tax expense for the three months ended March 31, 2010 and six months ended June 30, 2010. Other plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that are expected to affect us in the long term include an excise tax on “high cost” plans and the elimination of annual dollar limits per covered individual, among other standard requirements.

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds for individuals and families. We re-measured our retiree welfare plan obligations during the three months ended June 30, 2010 in order to account for the estimated impact of the excise tax and updated other assumptions related to anticipated retirement ages and health care cost trend rates. The re-measurement resulted in a $27.1 million increase to the obligations, which are included in pension and postretirement medical benefit obligations on the accompanying Condensed Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss). With the exception of the excise tax, we do not believe any other plan standard changes will be significant to future healthcare costs for eligible active employees and postretirement benefit obligations for certain retired employees. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will need to continue to evaluate the impact of the PPACA in future periods and when these regulations or interpretations are published, we will evaluate our assumptions in light of the new information.

The PPACA also amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We evaluated the impact of these changes to our current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for our self insured black lung plans as of March 31, 2010. The re-measurement resulted in an additional $6.7 million increase to the obligation, which is included in other non-current liabilities on the accompanying Condensed Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss).

Results of Operations

As a result of the Merger, the results of operations for the three and six months ended June 30, 2010 are not comparable to the three and six months ended June 30, 2009 due to the fact that the results for the three and six months ended June 30, 2009 do not include the results of Foundation. To help understand the operating results, the term “Foundation operations” refers to the results of Foundation on a stand-alone basis for the three and six months ended June 30, 2010 and the term “legacy Alpha operations” refers to the results of Old Alpha on a stand-alone basis for three and six months ended June 30, 2010. Additionally, the calculations of selling, general and administrative expenses for both companies are not comparable calculations to the expenses that would have been calculated as separate entities due to certain intercompany allocations of the combined company. Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations and do not include any amounts related to discontinued operations.

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

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income from continuing operations	$39,182	$16,678	$53,852	$63,299
Interest expense	18,504	10,166	40,624	20,019
Interest income	(848)	(355)	(1,528)	(980)
Income tax expense (benefit)	(4,928)	5,323	16,350	18,950
Depreciation, depletion and amortization	91,098	36,352	186,225	76,557
Amortization of acquired coal supply agreements, net	55,633	-	121,590	-
EBITDA from continuing operations	$198,641	$68,164	$417,113	$177,845

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Summary

Total revenues increased $613.4 million, or 158%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in total revenues consisted of the addition of $439.6 million in revenues from the Foundation operations and an increase of $173.8 million in revenues from the legacy Alpha operations. The increase in revenues from the legacy Alpha operations was due to an increase in coal revenues of $128.9 million, or 39%, and increased freight and handling revenues of $53.5 million, partially offset by a decrease of $8.6 million in other revenues.

Income from continuing operations increased $22.5 million, or 135%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was largely due to increased coal revenues of $559.1 million and a decrease in income tax expense of $10.2 million, partially offset by increased certain operating costs and expenses of $536.7 million, an $8.3 million increase in interest expense, a $1.3 million loss on early extinguishment of debt and a decrease of $0.5 million in other revenues.

The increase in certain operating costs and expenses of $536.7 million consisted of the addition of $440.5 million from the Foundation operations and an increase of $96.2 million related to the legacy Alpha operations. The increase related to the legacy Alpha operations was due to an increase in cost of coal sales of $77.5 million, increases in other expenses of $11.4 million and increases in selling, general and administrative expenses of $9.2 million, partially offset by a decrease in depreciation, depletion and amortization of $1.9 million. The $440.5 million related to the Foundation operations consisted of $312.7 million of cost of coal sales, $56.6 million of depreciation, depletion and amortization expenses, $55.6 million of amortization of acquired coal supply agreements, $12.1 million of selling, general and administrative expenses, and $3.5 million of other expenses.

We sold 20.2 million tons of coal during the three months ended June 30, 2010 compared to 4.3 million tons in the prior year period, an increase of 15.9 million tons, or 370%. The 20.2 million tons sold during the three months ended June 30, 2010 consisted of 15.2 million tons from the Foundation operations and 5.0 million tons from the legacy Alpha operations. Total coal sales volume from the legacy Alpha operations increased 0.7 million tons, or 17%, during the three months ended June 30, 2010 compared to the prior year period. This increase consisted of an increase in metallurgical coal sales volume of 1.1 million tons, or 78%, partially offset by a decrease in eastern steam coal sales volume of 0.4 million tons, or 15%. The 15.2 million tons sold by the Foundation operations included 11.1 million tons of steam coal from our Western Coal Operations and 3.5 million tons and 0.6 million tons of steam and metallurgical coal, respectively, from our Eastern Coal Operations.

The consolidated weighted average coal sales realization per ton for the three months ended June 30, 2010 was $44.24 compared to $77.84 for the three months ended June 30, 2009. The decrease was largely attributable to the inclusion of coal sales from our Western Coal Operations, which has a substantially lower coal sales realization per ton due to the difference in pricing for coal in the Powder River Basin and in the eastern coal basins. The difference in pricing between Powder River Basin coal and eastern basin coal is more fully explained in our segment analysis below. The weighted average coal sales realization per ton for the legacy Alpha operations increased $14.42, or 19%, to $92.25 for the three months ended June 30, 2010 compared to $77.84 for the three months ended June 30, 2009. This increase reflects a higher proportion of metallurgical coal sales volumes to total coal sales volumes and higher average pricing for the legacy Alpha operations compared to the prior year period. The weighted average coal sales realization per ton for the Foundation operations was $28.34, which reflects a high proportion of coal sales volumes from the Western Coal Operations at an average coal sales realization per ton of $10.92. Coal sales realization per ton for eastern steam coal was $62.93 and coal sales realization per ton for eastern metallurgical coal was $140.27 for the Foundation operations for the three months ended June 30, 2010.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 27% for the three months ended June 30, 2010 compared to 21% for the three months ended June 30, 2009. Coal margin percentage for the Foundation operations was 29% and coal margin percentage for the legacy Alpha operations was 26% for the three months ended June 30, 2010. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $11.96 for the three months ended June 30, 2010 compared to $16.10 for the three months ended June 30, 2009. Coal margin per ton for the Foundation operations was $8.08 and coal margin per ton for the legacy Alpha operations was $23.68 for the three months ended June 30, 2010.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$389,124	$198,744	$190,380	96%
Western steam	120,744	-	120,744	NM
Metallurgical	384,236	136,226	248,010	182%
Freight and handling revenues	90,268	35,445	54,823	155%
Other revenues	16,033	16,599	(566)	(3)%
Total revenues	$1,000,405	$387,014	$613,391	158%

Tons sold :
Eastern steam	5,886	2,830	3,056	108%
Western steam	11,056	-	11,056	NM
Metallurgical	3,267	1,473	1,794	122%
Total	20,209	4,303	15,906	370%

Coal sales realization per ton:
Eastern steam	$66.11	$70.23	$(4.12)	(6)%
Western steam	$10.92	$-	$10.92	NM
Metallurgical	$117.61	$92.46	$25.15	27%
Average	$44.24	$77.84	$(33.60)	(43)%

1 - Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Coal revenues. Coal revenues increased $559.1 million, or 167%, for the three months ended June 30, 2010 compared to the prior year period. The increase in coal revenues consisted of the addition of $430.2 million related to the Foundation operations and an increase of $128.9 million related to the legacy Alpha operations. The increase in coal revenues related to the legacy Alpha operations was due to a $157.5 million increase in metallurgical coal revenue partially offset by a $28.6 million decrease in eastern steam coal revenue. The decrease in eastern steam coal revenue related to the legacy Alpha operations was due to lower coal sales volumes of 0.4 million tons as average sales realization per ton was approximately the same as in the prior year period. The increase in metallurgical coal revenues related to the legacy Alpha operations was largely a result of a 1.1 million ton increase in coal sales volumes due to increased demand for coking coal from domestic steel producers, a rise in demand in the export market compared to the prior year period and increases in metallurgical coal prices. The increased coal revenues from the Foundation operations included $218.9 million in eastern steam coal revenues, $120.8 million in western steam coal revenues and $90.5 million in metallurgical coal revenues.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended June 30, 2010 was 16% and 84%, respectively, compared with 34% and 66%, respectively, for the three months ended June 30, 2009. The sales mix of metallurgical coal and steam coal based on volume for the legacy Alpha operations for the three months ended June 30, 2010 was 52% and 48%, respectively, compared to 34% and 66%, respectively, in the prior year period. The sales mix of metallurgical coal and steam coal for the Foundation operations was 4% and 96%, respectively, for the three months ended June 30, 2010.  For the three months ended June 30, 2010, approximately 43% of consolidated coal revenues were derived from the sale of metallurgical coal compared with 41% in the prior year period.

Freight and handling revenues. Freight and handling revenues were $90.3 million for the three months ended June 30, 2010, an increase of $54.8 million compared to the three months ended June 30, 2009. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These revenues are primarily related to the legacy Alpha operations and are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues decreased $0.5 million, or 3%, for the three month period ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease consisted of a decrease of $8.6 million from the legacy Alpha operations partially offset by the addition of $8.1 million from the Foundation operations. The decrease from the legacy Alpha operations was due to a decrease in road construction revenues of $7.6 million and decreased mark-to-market gains of $3.8 million on coal sales contracts that are reported at fair value, partially offset by increases in terminal fee revenue of $1.2 million, revenue of $1.0 million related to coal sales contracts that were financially settled and royalty revenue of $0.6 million. Other revenues from the Foundation operations consisted of revenues related to our Dry Systems Technology of $1.5 million, Coal Gas Recovery business of $2.7 million, $1.8 million in royalties and $2.1 million of other miscellaneous revenues.

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$657,199	$267,014	$390,185	146%
Freight and handling costs	90,268	35,445	54,823	155%
Other expenses	8,443	(6,451)	14,894	231%
Depreciation, depletion and amortization	91,098	36,352	54,746	151%
Amortization of acquired coal supply agreements, net	55,633	-	55,633	NM
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	44,231	22,907	21,324	93%
Total costs and expenses	$946,872	$355,267	$591,605	167%

Cost of coal sales per ton:2
Eastern coal operations	$60.38	$61.74	$(1.36)	(2)%
Western coal operations	$9.01	$-	$9.01	NM
Average	$32.28	$61.74	$(29.46)	(48)%

1-
Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2-	Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal operations.

Cost of coal sales. Cost of coal sales increased $390.2 million, or 146%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase consisted of the inclusion of $312.7 million from the Foundation operations and an increase of $77.5 million from the legacy Alpha operations. The increase related to the legacy Alpha operations was primarily due to increases in purchased coal expense, employee wages, operating supplies and an increase in other variable expenses due to higher metallurgical coal sales volumes. The weighted average total cost of coal sales per ton was $32.28 for the three months ended June 30, 2010, a decrease of 48% compared to $61.74 for the three months ended June 30, 2009. The decrease is primarily related to the inclusion of our Western Coal Operations from the Merger, which operates at a substantially lower cost than our Eastern Coal Operations. Cost of coal sales per ton for the legacy Alpha operations increased approximately 11% to $68.57 per ton. The average cost of coal sales per ton for the Foundation operations during the three months ended June 30, 2010 was $20.26, which reflects a high proportion of coal sales volumes from the Western Coal Operations, which had an average cost of coal sales per ton of $9.01. Cost of coal sales per ton for the Eastern Coal Operations related to the Foundation operations was $50.40 for the three months ended June 30, 2010.

Freight and handling costs. Freight and handling costs were $90.3 million for the three months ended June 30, 2010, an increase of $54.8 million compared to the three months ended June 30, 2009. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are primarily related to the legacy Alpha operations and are offset by equivalent revenue and do not contribute to our profitability.

Other expenses. Other expenses increased $14.9 million, or 231%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase consisted of the inclusion of $3.5 million of other expenses from the Foundation operations and an $11.4 million increase in other expenses related to the legacy Alpha operations. The increase in other expenses related to the legacy Alpha operations was due to mark-to-market gains on derivatives recorded in earnings in the prior year period that are now recorded as a component of other comprehensive income (loss) due to our designation of the derivative instruments as qualifying cash flow hedges in the first quarter of 2010. Other expenses of $3.5 million related to the Foundation operations consisted primarily of expenses for our Dry Systems Technology and Coal Gas Recovery businesses.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $54.7 million, or 151%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase consisted of the inclusion of $56.6 million of depreciation, depletion and amortization expense from the Foundation operations, partially offset by a $1.9 million decrease in depreciation, depletion and amortization expense from the legacy Alpha operations. The decrease from the legacy Alpha operations was due to lower depreciation and amortization expense on property, equipment and mine development costs. Depreciation, depletion, and amortization related to the Foundation operations consisted of $39.5 million of depreciation and amortization of property, equipment and mine development costs and $17.1 million of depletion expense.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $55.6 million for the three months ended June 30, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $21.3 million, or 93%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase consisted of the addition of $12.1 million in expenses from the Foundation operations and an increase of $9.2 million related to the legacy Alpha operations. The increase related to the legacy Alpha operations was due to an increase in employee compensation of $4.4 million, including a $1.5 million increase in non-cash stock-based compensation, an increase of $3.9 million of other miscellaneous expenses including severance and relocation-related costs and legal and professional fees of $0.9 million primarily related to consulting and integration costs. Consolidated selling, general and administrative expenses for the three months ended June 30, 2010 included approximately $2.1 million of expenses related to the Merger.

Interest expense. Interest expense increased $8.3 million, or 82%, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in interest expense consisted of the addition of $11.2 million from the Foundation operations, partially offset by a decrease of $2.9 million from the legacy Alpha operations. The decrease related to the legacy Alpha operations was primarily due to the decrease in interest expense and amortization of deferred loan fees associated with the legacy Alpha term loan that was paid off subsequent to the Merger, partially offset by an increase in interest expense associated with the realized and unrealized losses due to the changes in fair value of the legacy Alpha interest rate swap that was de-designated as a cash flow hedge as a result of paying off the legacy Alpha term loan. Interest expense related to the Foundation operations primarily consisted of interest expense from the outstanding term loan due 2014, the outstanding 7.25% notes due 2014 and accretion of debt discount.

Interest income. Interest income increased by $0.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Loss on early extinguishment of debt. During the three months ended June 30, 2010, we amended our credit facility and prepaid approximately $39.6 million of the outstanding term loan. As a result, we wrote off a portion of the deferred financing costs and recorded a loss of $1.3 million.

Miscellaneous income (expense), net. Miscellaneous income (expense), net was an expense of ($0.3) million for the three months ended June 30, 2010 and income of $0.1 million for the three months ended June 30, 2009.

Income tax benefit. Income tax benefit from continuing operations of $4.9 million was recorded for the three months ended June 30, 2010 on income from continuing operations before income taxes of $34.3 million. The income tax benefit is due primarily to the tax benefits associated with percentage depletion. Income tax expense from continuing operations of $5.3 million was recorded for the three months ended June 30, 2009 on income from continuing operations before income taxes of $22.0 million, which equates to an effective tax rate of 24%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by an increase in the valuation allowance.

Discontinued operations. Loss from discontinued operations for the three months ended June 30, 2010 was $0.4 million, net of tax, compared to a loss from discontinued operations of $1.3 million, net of tax, for the three months ended June 30, 2009.

Segment Analysis

The price of coal is influenced by many factors that vary by region. Such factors include, but are not limited to: (1) coal quality, which includes energy content (heat value), sulfur, ash, volatile matter and moisture content; (2) transportation costs; (3) regional supply and demand; (4) available competitive fuel sources such as natural gas, nuclear or hydro; and (5) production costs, which vary by mine type, available technology and equipment utilization, productivity, geological conditions, and mine operating expenses.

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

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	11,056	-	11,056	NM
Steam coal sales realization per ton	$10.92	$-	$10.92	NM
Total revenues	$122,497	$-	$122,497	NM
EBITDA from continuing operations	$17,583	$-	$17,583	NM

Eastern Coal Operations
Steam tons sold	5,886	2,830	3,056	108%
Metallurgical tons sold	3,267	1,473	1,794	122%
Steam coal sales realization per ton	$66.11	$70.23	$(4.12)	(6)%
Metallurgical coal sales realization per ton	$117.61	$92.46	$25.15	27%
Total revenues	$866,734	$381,123	$485,611	127%
EBITDA from continuing operations	$185,295	$73,438	$111,857	152%

Western Coal Operations – Our Western Coal Operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations for our Western Coal Operations was $17.6 million for the three months ended June 30, 2010, which included $120.7 million in coal revenues and $99.6 million in cost of coal sales. Coal sales realization per ton was $10.92 and coal sales volumes were 11.1 million tons. Coal sales volumes for Western Coal Operations for the three months ended June 30, 2010 were affected by lower shipments to customers with contracted volumes that are based on requirements rather than stated volumes.

Eastern Coal Operations – Our Eastern Coal Operations are located in Pennsylvania, West Virginia, Virginia and Kentucky and produce steam coal that is sold primarily to electric utilities and industrial customers. Our Eastern Coal Operations also produce metallurgical coal that is sold primarily to steel producers. Steam coal sales volumes from our Eastern Coal Operations increased 3.1 million tons, or 108%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in steam coal sales volumes consisted of 3.5 million tons from the Foundation operations, partially offset by a decrease of 0.4 million tons from the legacy Alpha operations. The Foundation operations shipped 3.5 million tons of steam coal for the three months ended June 30, 2010, which included 2.6 million tons from our Pennsylvania Services business unit, and 0.9 million tons from the Foundation mines included in our Northern West Virginia business unit.

Steam coal sales realization per ton at our Eastern Coal Operations decreased $4.12 per ton, or 6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to lower contract prices from the Foundation operations. Steam coal sales realization per ton for the legacy Alpha operations increased 1% to $70.70 per ton for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The average steam coal sales realization per ton for the Foundation operations was $62.93 per ton, which included coal sales realization per ton of $61.84 from our Pennsylvania Services business unit and $66.37 from the Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales volumes from our Eastern Coal Operations increased 1.8 million tons, or 122%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in metallurgical coal sales volumes consisted of an increase of 1.2 million tons from the legacy Alpha operations combined with 0.6 million tons shipped from the Foundation operations. The increase of 1.2 million tons in metallurgical coal sales volumes from the legacy Alpha operations is due primarily to increased demand for coking coal from domestic steel producers and a rise in demand in the export market compared to the prior year period. The Foundation operations shipped 0.6 million tons for the three months ended June 30, 2010, primarily from the Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales realization per ton at our Eastern Coal Operations increased $25.15 per ton, or 27%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was due to higher contract prices realized from the legacy Alpha operations and the inclusion of higher priced contracts from the Foundation operations. Metallurgical coal sales realization per ton for the legacy Alpha operations was $112.04, an increase of $19.58 per ton, or 21%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The average metallurgical coal sales realization per ton for the Foundation operations was $140.27.

EBITDA from continuing operations for the three months ended June 30, 2010 for our Eastern Coal Operations increased $111.9 million, or 152%, compared to the three months ended June 30, 2009. The increase was primarily due to increased coal revenues of $438.4 million, partially offset by increased cost of coal sales of $287.0 million, higher selling, general and administrative expenses of $22.1 million, increased other expenses of $8.2 million, decreased other revenues of $7.5 million, a loss on early extinguishment of debt of $1.3 million and a decrease of other miscellaneous income of $0.4 million. The increase in coal revenues was due to the increase in coal sales volumes and average coal sales realization per ton discussed in the preceding paragraphs.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Summary

Total revenues increased $1.0 billion, or 120%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in total revenues consisted of the addition of $899.7 million in revenues from the Foundation operations and an increase of $149.8 million in revenues from the legacy Alpha operations. The increase in revenues from the legacy Alpha operations was due to an increase in coal revenues of $85.1 million, or 11%, and increased freight and handling revenues of $71.2 million, partially offset by a decrease of $6.5 million in other revenues.

Income from continuing operations decreased $9.4 million, or 15%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease was largely due to an increase in certain operating costs and expenses of $965.8 million, an increase in interest expense of $20.6 million, a $1.3 million loss on early extinguishment of debt and a $0.2 million increase in other miscellaneous expenses, partially offset by increased coal and other revenue of $964.6 million and $11.3 million, respectively, and a $2.6 million decrease in income tax expense.

The increase in certain operating costs and expenses of $965.8 million consisted of $868.4 million from the Foundation operations and an increase of $97.4 million related to the legacy Alpha operations. The increase related to the legacy Alpha operations was due to increased cost of coal sales of $67.4 million, increased selling, general and administrative expenses of $24.3 million, and increased other expenses of $12.6 million, partially offset by a decrease in depreciation, depletion and amortization of $6.9 million. The $868.4 million related to the Foundation operations consisted of $594.8 million of cost of coal sales, $121.6 million of amortization of acquired coal supply agreements, net, $116.5 million of depreciation, depletion and amortization expenses, $28.4 million of selling, general and administrative expenses, and $7.1 million of other expenses.

We sold 41.6 million tons of coal during the six months ended June 30, 2010 compared to 9.5 million tons in the prior year period, an increase of 32.1 million tons, or 339%. The 41.6 million tons sold during the six months ended June 30, 2010 consisted of 31.9 million tons from the Foundation operations and 9.7 million tons from the legacy Alpha operations. Total coal sales volume from the legacy Alpha operations increased 0.2 million tons, or 2%, during the six months ended June 30, 2010 compared to the prior year period. The increase from the legacy Alpha operations consisted of an increase in metallurgical coal sales volume of 1.4 million tons, or 40%, partially offset by a decrease in eastern steam coal sales volume of 1.2 million tons, or 20%. The 31.9 million tons sold by the Foundation operations included 23.3 million tons of steam coal from our Western Coal Operations and 7.6 million tons and 1.0 million tons of steam and metallurgical coal, respectively, from our Eastern Coal Operations.

The consolidated weighted average coal sales realization per ton for the six months ended June 30, 2010 was $41.50 compared to $80.30 for the six months ended June 30, 2009. The decrease was largely attributable to the inclusion of coal sales from our Western Coal Operations, which has a substantially lower coal sales realization per ton due to the difference in pricing between coal in the Powder River Basin and coal in the eastern coal basins. The weighted average coal sales realization per ton for the legacy Alpha operations increased $7.26, or 9%, to $87.57 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase reflects a higher proportion of metallurgical coal sales volumes to total coal sales volumes and higher average pricing for the legacy Alpha operations compared to the prior year period. The weighted average coal sales realization per ton for the Foundation operations was $27.56, which reflects a high proportion of coal sales volumes from the Western Coal Operations at an average coal sales realization per ton of $10.86. Coal sales realization per ton for eastern steam and metallurgical coal was $64.23 and $135.48, respectively, for the Foundation operations for the six months ended June 30, 2010.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 29% for the six months ended June 30, 2010 compared to 25% for the six months ended June 30, 2009. Coal margin percentage for the Foundation operations was 34% and coal margin percentage for the legacy Alpha operations was 24% for the six months ended June 30, 2010.

Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $12.06 for the six months ended June 30, 2010 compared to $19.88 for the six months ended June 30, 2009. Coal margin per ton for the Foundation operations was $9.25 per ton and coal margin per ton for the legacy Alpha operations was $21.35 per ton for the six months ended June 30, 2010.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$828,136	$413,079	$415,057	100%
Western steam	252,820	-	252,820	NM
Metallurgical	644,414	347,694	296,720	85%
Freight and handling revenues	155,056	81,499	73,557	90%
Other revenues	41,983	30,701	11,282	37%
Total revenues	$1,922,409	$872,973	$1,049,436	120%

Tons sold :
Eastern steam	12,400	5,976	6,424	107%
Western steam	23,271	-	23,271	NM
Metallurgical	5,903	3,498	2,405	69%
Total	41,574	9,474	32,100	339%

Coal sales realization per ton:
Eastern steam	$66.79	$69.12	$(2.33)	(3)%
Western steam	$10.86	$-	$10.86	NM
Metallurgical	$109.17	$99.41	$9.76	10%
Average	$41.50	$80.30	$(38.80)	(48)%

1 - Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Coal revenues. Coal revenues increased $964.6 million, or 127%, for the six months ended June 30, 2010 compared to the prior year period. The increase in coal revenues consisted of the addition of $879.5 million related to the Foundation operations and an increase of $85.1 million related to the legacy Alpha operations. The increase in coal revenues related to the legacy Alpha operations was due to a $160.7 million increase in metallurgical coal revenue partially offset by a $75.6 million decrease in eastern steam coal revenue. The increase in metallurgical coal revenues related to legacy Alpha operations was due to a 1.4 million ton increase in coal sales volumes due to increased demand for coking coal from domestic steel producers and a rise in demand in the export market compared to the prior year period and increases in metallurgical coal prices. The decrease in eastern steam coal revenue related to the legacy Alpha operations was due to lower coal sales volumes of 1.2 million tons, partially offset by an increase of $1.76 in average sales realization per ton due to higher contract prices compared to the prior year period. The $879.5 million in coal revenue from the Foundation operations included $490.7 million in eastern steam coal revenues, $252.8 million in western steam coal revenues and $136.0 million in metallurgical coal revenues.

Our sales mix of metallurgical coal and steam coal based on volume for the six months ended June 30, 2010 was 14% and 86%, respectively, compared with 37% and 63%, respectively, for the six months ended June 30, 2009.  The sales mix of metallurgical coal and steam coal based on volume for the legacy Alpha operations for the six months ended June 30, 2010 was 51% and 49%, respectively, compared to 37% and 63%, respectively, in the prior year period. The sales mix of metallurgical coal and steam coal for the Foundation operations was 3% and 97%, respectively, for the six months ended June 30, 2010. For the six months ended June 30, 2010, approximately 37% of consolidated coal revenues were derived from the sale of metallurgical coal compared with 46% in the prior year period.

Freight and handling revenues. Freight and handling revenues were $155.1 million for the six months ended June 30, 2010, an increase of $73.6 million compared to the six months ended June 30, 2009. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These revenues are primarily related to the legacy Alpha operations and are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased $11.3 million, or 37%, for the six month period ended June 30, 2010 compared to the six months ended June 30, 2009. The increase consisted of the addition of $17.8 million from the Foundation operations, partially offset by a decrease of $6.5 million from the legacy Alpha operations. The decrease from the legacy Alpha operations was due to a decrease in road construction revenues of $8.9 million and an increase in mark-to-market adjustments of $2.7 million on coal sales contracts that are reported at fair value, partially offset by increases in terminal fee revenue of $1.9 million, revenue of $2.6 million related to coal sales contracts that were financially settled and other miscellaneous revenues of $0.6 million. Other revenues from the Foundation operations consisted of revenues related to our Dry Systems Technology of $3.7 million, Coal Gas Recovery business of $5.0 million, $3.8 million in royalties and $5.3 million of other miscellaneous revenues.

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2010	20091	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,232,266	$570,039	$662,227	116%
Freight and handling costs	155,056	81,499	73,557	90%
Other expenses	24,127	4,398	19,729	449%
Depreciation, depletion and amortization	186,225	76,557	109,668	143%
Amortization of acquired coal supply agreements, net	121,590	-	121,590	NM
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	92,020	39,373	52,647	134%
Total costs and expenses	$1,811,284	$771,866	$1,039,418	135%

Cost of coal sales per ton:2
Eastern coal operations	$55.51	$60.42	$(4.91)	(8)%
Western coal operations	$8.93	$-	$8.93	NM
Average	$29.44	$60.42	$(30.98)	(51)%

1-
 Adjusted from amounts reported in prior periods for the reclassification of the change in fair value of derivative instruments and contract settlements. See Note 1 to the Condensed Consolidated Financial Statements  included elsewhere in this Quarterly Report on Form 10-Q.

2-	Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal operations.

Cost of coal sales. Cost of coal sales increased $662.2 million, or 116%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase in cost of coal sales was due to the inclusion of $594.8 million from the Foundation operations and an increase of $67.4 million from the legacy Alpha operations. The increase related to the legacy Alpha operations was primarily due to increases in purchased coal expense and employee wages and benefits. The weighted average total cost of coal sales per ton was $29.44 for the six months ended June 30, 2010, a decrease of 51% compared to $60.42 for the six months ended June 30, 2009. The decrease is primarily related to the inclusion of our Western Coal Operations from the Merger, which operates at a substantially lower cost than our Eastern Coal Operations. Cost of coal sales per ton for the legacy Alpha operations increased approximately 10% to $66.21 per ton. The average cost of coal sales per ton for the Foundation operations during the six months ended June 30, 2010 was $18.31, which reflects a high proportion of coal sales volumes from the Western Coal Operations, which had an average cost of coal sales per ton of $8.93. Cost of coal sales per ton for the Eastern Coal Operations related to the Foundation operations was $43.55 for the six months ended June 30, 2010.

Freight and handling costs. Freight and handling costs were $155.1 million for the six months ended June 30, 2010, an increase of $73.6 million compared to the six months ended June 30, 2009. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are primarily related to the legacy Alpha operations and are offset by equivalent revenue and do not contribute to our profitability.

Other expenses. Other expenses increased $19.7 million, or 449%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase consisted of the inclusion of $7.1 million of other expenses from the Foundation operations and a $12.6 million increase in other expenses related to the legacy Alpha operations. The increase in other expenses related to the legacy Alpha operations was due primarily to mark-to-market gains on derivatives recorded in earnings in the prior year period that are now recorded as a component of other comprehensive income (loss) due to our designation of the derivative instruments as qualifying cash flow hedges in the first quarter of 2010. Other expenses of $7.1 million related to the Foundation operations consisted primarily of expenses for our Dry Systems Technology and Coal Gas Recovery businesses.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $109.6 million, or 143%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase consisted of the inclusion of $116.5 million of depreciation, depletion and amortization expense from the Foundation operations, partially offset by a $6.9 million decrease in depreciation, depletion and amortization expense from the legacy Alpha operations. The decrease from the legacy Alpha operations was due to lower depreciation and amortization expense on property, equipment and mine development costs and lower depletion due to a decrease in tons produced compared to the prior year period. Depreciation, depletion, and amortization related to the Foundation operations consisted of $75.9 million of depreciation and amortization of property, equipment and mine development costs and $40.6 million of depletion expense.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $121.6 million for the six months ended June 30, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $52.7 million, or 134%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase consisted of the addition of $28.4 million in expenses from the Foundation operations and an increase of $24.3 million related to the legacy Alpha operations. The increase related to the legacy Alpha operations was due to legal and professional fees of $5.3 million primarily related to consulting and integration costs, increased employee compensation of $9.4 million, including a $3.6 million increase in non-cash stock-based compensation, and $9.6 million of other miscellaneous expenses including severance and relocation-related costs. Consolidated selling, general and administrative expenses for the six months ended June 30, 2010 included approximately $6.6 million of expenses related to the Merger.

Interest expense. Interest expense increased $20.6 million, or 103%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in interest expense consisted of the addition of $23.8 million from the Foundation operations, partially offset by a decrease of $3.2 million from the legacy Alpha operations. The decrease related to the legacy Alpha operations was primarily due to the decrease in interest expense and amortization of deferred loan fees associated with the legacy Alpha term loan that was paid off subsequent to the Merger, partially offset by an increase in interest expense associated with the realized and unrealized losses due to the changes in fair value of the legacy Alpha interest rate swap that was de-designated as a cash flow hedge as a result of paying off the legacy Alpha term loan in July, 2009. Interest expense related to the Foundation operations primarily consisted of interest expense from the outstanding term loan due 2014, the outstanding 7.25% notes due 2014 and amortization of deferred financing fees and accretion of debt discount.

Interest income. Interest income increased by $0.5 million, or 56% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Miscellaneous income (expense), net. Miscellaneous income (expense), net was an expense of ($0.5) million for the six months ended June 30, 2010 and income of $0.2 million for the six months ended June 30, 2009.

Loss on early extinguishment of debt. During the six months ended June 30, 2010, we amended our credit facility and prepaid approximately $39.6 million of the outstanding term loan.  As a result, we wrote off a portion of the deferred financing costs and recorded a loss of $1.3 million.

Income tax expense. Income tax expense from continuing operations of $16.4 million was recorded for the six months ended June 30, 2010 on income from continuing operations before income taxes of $70.2 million, which equates to an effective tax rate of 23%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion partially offset by a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D). Income tax expense from continuing operations of $19.0 million was recorded for the six months ended June 30, 2009 on income from continuing operations before income taxes of $82.2 million, which equates to an effective tax rate of 23%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by state income taxes and an increase in the valuation allowance.

Discontinued operations. Loss from discontinued operations for the six months ended June 30, 2010 was $1.0 million, net of tax, compared to a loss from discontinued operations of $7.0 million, net of tax, for the six months ended June 30, 2009.

Segment Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	23,271	-	23,271	NM
Steam coal sales realization per ton	$10.86	$-	$10.86	NM
Total revenues	$256,588	$-	$256,588	NM
EBITDA from continuing operations	$38,310	$-	$38,310	NM

Eastern Coal Operations
Steam tons sold	12,400	5,976	6,424	107%
Metallurgical tons sold	5,903	3,498	2,405	69%
Steam coal sales realization per ton	$66.79	$69.12	$(2.33)	(3)%
Metallurgical coal sales realization per ton	$109.17	$99.41	$9.76	10%
Total revenues	$1,643,743	$860,998	$782,745	91%
EBITDA from continuing operations	$394,764	$174,285	$220,479	127%

Western Coal Operations – EBITDA from continuing operations for our Western Coal Operations was $38.3 million for the six months ended June 30, 2010, which included $252.8 million in coal revenues and $207.9 million in cost of coal sales. Coal sales realization per ton was $10.86 and coal sales volumes were 23.3 million tons. Coal sales volumes for Western Coal Operations for the six months ended June 30, 2010 were affected by lower shipments to customers with contracted volumes that are based on requirements rather than stated volumes.

Eastern Coal Operations – Steam coal sales volumes from our Eastern Coal Operations increased 6.4 million tons, or 107%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in steam coal sales volumes consisted of 7.6 million tons from the Foundation operations, partially offset by a decrease of 1.2 million tons from the legacy Alpha operations. The Foundation operations shipped 7.6 million tons of steam coal for the six months ended June 30, 2010, which included 6.1 million tons from our Pennsylvania Services business unit and 1.5 million tons from the Foundation mines included in our Northern West Virginia business unit.

Steam coal sales realization per ton at our Eastern Coal Operations decreased $2.33, or 3%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to lower contract prices from the Foundation operations. Steam coal sales realization per ton for the legacy Alpha operations increased 3% to $70.89 or the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The average steam coal sales realization per ton for the Foundation operations was $64.23, which included coal sales realization per ton of $62.86 from our Pennsylvania Services business unit and $69.50 from the Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales volumes from our Eastern Coal Operations increased 2.4 million tons, or 69%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in metallurgical coal sales volumes consisted of an increase of 1.4 million tons from the legacy Alpha operations combined with 1.0 million tons shipped from the Foundation operations. The increase of 1.4 million tons in metallurgical coal sales volumes from the legacy Alpha operations is due primarily to increased demand for coking coal from domestic steel producers and a rise in demand in the export market compared to the prior year period. The Foundation operations shipped 1.0 million tons for the six months ended June 30, 2010, which was primarily shipped from Foundation mines included in our Northern West Virginia business unit.

Metallurgical coal sales realization per ton at our Eastern Coal Operations increased $9.76, or 10%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to higher contract prices realized from the legacy Alpha operations and the inclusion of higher priced contracts from the Foundation operations. Metallurgical coal sales realization per ton for the legacy Alpha operations was $103.78, an increase of $4.37, or 4%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The average metallurgical coal sales realization per ton for the Foundation operations was $135.48.

EBITDA from continuing operations for the six months ended June 30, 2010 for our Eastern Coal Operations increased $220.5 million, or 127%, compared to the six months ended June 30, 2009. The increase was primarily due to increased coal revenues of $711.8 million, partially offset by increased cost of coal sales of $443.6 million, higher selling, general and administrative expenses of $31.7 million, increased other expenses of $11.7 million, decreased other revenues of $2.5 million, a loss on early extinguishment of debt of $1.3 million and a decrease of other miscellaneous income of $0.5 million. The increase in coal revenues was due to the increase in coal sales volumes and average coal sales realization per ton discussed in the preceding paragraphs.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our annual capital expenditures, our income taxes, and our debt service and reclamation obligations.  Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility (see “—Credit Agreement and Long-term Debt”), note issuances, sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowings available under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements and reclamation obligations for at least the next twelve months.

At June 30, 2010, we had available liquidity of $1,473.4 million, including cash and cash equivalents of $418.9 million, marketable securities of $242.6 million and $811.9 million of unused revolving credit facility commitments available under the Facility (after giving effect to $42.5 million of letters of credit outstanding as of June 30, 2010), subject to limitations described in that agreement. Our total long-term debt, including discount, was $745.9 million at June 30, 2010.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic downturn caused investment income and the value of investment assets held in our pension trust to lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.  We currently expect to make contributions in 2010 in the range of $30 to $40 million to achieve approximately a 90% funded status with respect to our defined benefit retirement plans.

In connection with the Merger, we assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. During the three months ended June 30, 2010, we made the annual $36.1 scheduled payment and the two remaining annual installments of $36.1 million each are due on May 1, 2011 and 2012.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks for us. Such risks include declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. The creditworthiness of our customers is constantly monitored by us. We believe that our current group of customers is sound and represents no abnormal business risk.

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

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits us to repurchase up to $125.0 million of our outstanding common stock, par value $0.01 per share ("Shares").  The program enables us to repurchase Shares from time to time, as market indicators warrant.  As of June 30, 2010, we had repurchased 683,200 Shares for $24.8 million under this program, which was recorded as treasury stock in the Condensed Consolidated Balance Sheets.  We may purchase up to an additional $100.2 million of Shares under the program.

Accounts Receivable Securitization

As of June 30, 2010, letters of credit in the amount $141.6 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Cash Flows

Cash and cash equivalents decreased by $47.0 million for the six months ended June 30, 2010.  The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended
	June 30,
	2010	2009
Cash Flows (in thousands):
Net cash provided by operating activities	$337,931	$57,576
Net cash used in investing activities	(296,451)	(47,549)
Net cash used in financing activities	(88,464)	(18,849)
Net decrease in cash and cash equivalents	$(46,984)	$(8,822)

Our primary sources of liquidity have been from sales of our coal production, borrowings under our credit facility, sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, sales of non-core assets and miscellaneous revenues.

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

Net cash provided by operating activities, including discontinued operations, for the six months ended June 30, 2010, was $337.9 million, an increase of $280.3 million from the $57.6 million of net cash provided by operations for the six months ended June 30, 2009. Non-cash amounts included in net income for the six months ended June 30, 2010 increased $250.1 million over the six months ended June 30, 2009, primarily related to an increase in depreciation, depletion, accretion and amortization of $116.0 million and amortization of acquired coal supply agreements, net, of $121.6 million. Working capital changes consist primarily of trade accounts receivable, notes and other receivables, inventories, net, prepaid and other current assets, trade accounts payable, accrued expenses and other current liabilities, and pension and postretirement medical benefit obligations.

Net cash used in investing activities, including discontinued operations, for the six months ended June 30, 2010 was $296.5 million, which included $135.9 million in capital expenditures, $36.1 million in acquisitions of mineral rights under federal lease, $123.5 million in net purchases of marketable securities and a $3.0 million investment in a joint venture that is accounted for using the equity-method of accounting.  Net cash used in investing activities for the six months ended June 30, 2009 included $46.1 million in capital expenditures and $1.8 million used to acquire a company. Capital expenditures in the six months ended June 30, 2010 increased primarily due to $76.9 million in capital expenditures related to the Foundation operations and an increase of $12.9 million related to the legacy Alpha operations.

Net cash used in financing activities, including discontinued operations, for the six months ended June 30, 2010 was $88.5 million, which included $40.7 million in common stock repurchases related to the withholding of the minimum statutory tax due for the vesting of stock-based awards and the Company’s share repurchase program, $4.2 million in proceeds from the exercise of stock options, $7.6 million of excess tax benefits related to stock-based awards, $8.7 million of debt issuance costs and a principal payment of $50.9 million on our term loan.  Net cash used in financing activities for the six months ended June 30, 2009 included $10.9 million principal payments of notes payable, $5.3 million in debt issuance costs and $2.0 million in common stock repurchases related to the withholding of the minimum tax due for the vesting of stock-based awards.

Credit Agreement and Long-term Debt

As of June 30, 2010, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2010
Term loan due 2014	$233,815
7.25% senior notes due 2014	298,285
2.375% convertible senior note due 2015	287,500
Debt discount	(73,701)
Total long-term debt	745,899
Less current portion	(11,839)
Long-term debt, net of current portion	$734,060

Alpha Credit Facility

On April 15, 2010, we and our lenders amended and restated (the “Amend and Extend”) the Alpha Credit Facility (the “Facility”). The Amend and Extend, among other things, extended the maturity of $236.8 million of the then-outstanding term loans and $554.0 million of existing revolving credit facility (the “revolver”) commitments from July 7, 2011 to July 31, 2014. The Amend and Extend added $300.4 million of additional borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolver to $950.4 million. Subsequently, we terminated $96.0 million of commitments under the revolver and prepaid $39.6 million of the term loans, both of which related to lenders that chose not to extend their commitments beyond the original expiration date of July 7, 2011. Additionally, the Amend and Extend (1) increased the amount of the “accordion” feature of the Alpha Credit Facility to $400.0 million, all of which was available for us to exercise following the closing of the Amend and Extend.; and, (2) also made other changes to the Alpha Credit Facility, including increases to certain baskets under the negative covenants to provide us greater financial and operating flexibility.

As of June 30, 2010, the total borrowing capacity under the revolver was $854.4 million and the amount available was $811.9 million, after giving effect to the outstanding letters of credit of $41.5 million. Borrowings under the revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the revolver at June 30, 2010 or December 31, 2009. Additionally, we are required to pay a commitment fee of 0.5% on unused borrowings.

The credit facility’s secured term loans bear interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% and 3.50% at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, our secured term loans had a carrying value of $232.5 million, net of debt discount of $1.4 million, with $11.8 million classified as current portion of long-term debt. As of December 31, 2009, our secured term loans had a carrying value of $282.7 million, net of debt discount of $2.0 million, with $33.5 million classified as current portion of long-term debt.

The Facility places certain restrictions on us. See “—Analysis of Material Debt Covenants.”

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of our subsidiaries, has senior unsecured notes outstanding that mature on August 1, 2014, unless previously redeemed (the “2014 Notes”) with an aggregate principal amount of $298.3 million at both June 30, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA and ANR Receivables Funding LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s, at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest. As of June 30, 2010, the carrying value of the 2014 Notes was $297.1 million, net of debt discount of $1.2 million.  As of December 31, 2009, the carrying value of the 2014 Notes was $297.0 million, net of debt discount of $1.3 million.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due April 15, 2015

As of June 30, 2010 and December 31, 2009, we had $287.5 million aggregate principal amount of 2.375% convertible senior notes due April 15, 2015. The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by us or converted. We account for the Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%. As of June 30, 2010 and December 31, 2009, the carrying amounts of the debt component were $216.3 million and $210.5 million, respectively. As of June 30, 2010 and December 31, 2009, the unamortized debt discount was $71.2 million and $77.0 million, respectively.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Facility and the indenture governing the 2014 Notes as of June 30, 2010. A breach of the covenants in the Facility or the 2014 Notes indenture, including the financial covenants under the Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Facility or the 2014 Notes indenture and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Facility or the 2014 Notes indenture would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Facility and the 2014 Notes indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the Facility are:

	Actual Covenant Levels; Period Ended June 30, 2010	Required Covenant Levels; January 1, 2009 and Thereafter
Adjusted EBITDA to cash interest ratio	16.8x	2.5x
Total debt less unrestricted cash to adjusted EBITDA ratio	0.5x	3.5x

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired coal supply agreements and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

The Facility no longer requires us to use pro forma results for the calculation of adjusted EBITDA because we have four quarters of combined results as defined in the Facility. The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with the Facility and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q (in thousands).

	Three Months Ended				Twelve Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	June 30, 2010

Net income (loss)	$(16,265)	$17,947	$14,041	$38,797	$54,520
Interest expense	42,835	19,971	22,120	18,504	103,430
Interest income	(295)	(494)	(680)	(848)	(2,317)
Income tax expense (benefit)	(46,885)	(8,230)	20,860	(5,159)	(39,414)
Amortization of acquired coal supply agreements, net	57,983	69,625	65,957	55,633	249,198
Depreciation, depletion and amortization	78,749	97,716	95,137	91,049	362,651
EBITDA	116,122	196,535	217,435	197,976	728,068
Non-cash charges (1)	20,439	7,397	12,177	14,069	54,082
Extraordinary or non-recurring items (1)	34,953	4,827	273	279	40,332
Other adjustments (1)	2,375	2,485	3,048	(1,359)	6,549
Adjusted EBITDA	$173,889	$211,244	$232,933	$210,965	$829,031

(1)	Calculated in accordance with the Alpha Credit Facility

Adjusted EBITDA to cash interest ratio	16.8
Total debt less unrestricted cash to adjusted EBITDA ratio	0.5

Cash interest is calculated in accordance with the Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended June 30, 2010 is calculated as follows (in thousands):

Interest expense	$103,430
Less interest income	(2,317)
Less non-cash interest expense	(49,162)
Less other adjustments	(2,468)
Pro Forma net cash interest expense (1)	$49,483

(1)	Calculated in accordance with the Alpha Credit Facility

If certain circumstances exist where all of our $287.5 million aggregate principal amount of Convertible Notes were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations for the Convertible Notes and remain in compliance with any required covenants.

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

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers’ compensation claims under self-insured workers’ compensation laws in various states, pay federal black lung benefits, pay retiree health care benefits to certain retired United Mine Workers Association employees and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds and self bonding for post-mining reclamation and bank letters of credit for self-insured workers’ compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund to which future contributions will be required. Bank letters of credit are also used to collateralize a portion of the surety bonds.

We had outstanding surety bonds with a total face amount of $508.1 million as of June 30, 2010 to secure various obligations and commitments. In addition, we had $184.1 million of letters of credit in place, of which $42.5 million was outstanding under the Alpha Credit Facility, and $141.6 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results that can be expected for the full year.

We have long-term liabilities for postretirement medical benefit cost obligations.  The liabilities for these obligations are actuarially determined using various actuarial assumptions as described in our Annual Report on Form 10-K for the year ending December 31, 2009. During the three months ended June 30, 2010, we re-measured our postretirement medical benefit cost obligations to estimate the impact of the PPACA, which was passed in March, 2010. The PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plans coverage exceeds certain dollar thresholds for individuals and families.

Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

Mine Safety and Health Administration Data

Our subsidiaries’ mining operations have consistently been recognized with numerous local, state and national awards over the years for outstanding safety performance. In the quarter ended June 30, 2010, 10 individual awards were presented to our Pennsylvania and West Virginia operations.

Our Running Right safety process involves all employees in accident prevention and continuous improvement. Safety leadership and training programs are based upon the concepts of situational awareness and observation, changing behaviors, and most importantly employee involvement. The core elements of our behavior based safety training include identification of critical behaviors, frequency of those behaviors, employee feedback and removal of barriers for continuous improvement.

The Running Right program empowers all Alpha employees to champion the safety process. Every person is challenged to identify hazards and initiate corrective actions. Reporting is anonymous, allowing hazards to be dealt with in a timely manner.

All levels of the organization are expected to be proactive and commit to perpetual improvement, implementing new safety processes that promote a safe and healthy work environment.

Our subsidiaries operate multiple mining complexes in six states and are regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies. As described in more detail in the “Environmental and Other Regulatory Matters” section of our Annual Report on Form 10-K for the year ended December 31, 2009, the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”) and state regulatory agencies, among other regulations, imposes stringent safety and health standards on all aspects of mining operations. Regulatory inspections are mandated by these agencies with thousands of inspection shifts at our properties each year. Citations and compliance metrics at each of our 65 affiliated mining properties vary, due to the size and type of the operation. We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations. However, violations occur from time to time. None of the violations identified or the monetary penalties assessed upon us set forth in the tables below have been material.

Our subsidiaries received no flagrant violations under Section 110(b)(2), no imminent danger orders under Section 107(a) and no written notice of a pattern of violations under Section 104(e) of the Mine Act, nor the potential to have such a pattern, and they experienced no mining-related fatalities during the current quarterly reporting period.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period, pursuant to the Mine Act, for each of our subsidiaries that is a coal mine operator, by individual mine, excluding all citations and orders that were issued and vacated by MSHA during the current quarterly reporting period:

MSHA Mine ID	Mine Operator	Section 104 of the Mine Act Significant and Substantial Citations (1)	Section 104(b) of the Mine Act Orders	Section 104(d) of the Mine Act Unwarrantable Failure Citation/Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands) (2)
4800732	Alpha Coal West, Inc.	-	-	-	$7.38
4801078	Alpha Coal West. Inc.	1	-	-	$-
3607688	AMFIRE Mining Company LLC	-	-	-	$-
3608422	AMFIRE Mining Company LLC	4	-	-	$-
3608497	AMFIRE Mining Company LLC	-	-	-	$0.10
3608620	AMFIRE Mining Company LLC	-	-	-	$-
3608704	AMFIRE Mining Company LLC	2	-	-	$2.37
3608848	AMFIRE Mining Company LLC	1	-	-	$-
3608850	AMFIRE Mining Company LLC	10	-	-	$10.90
3608853	AMFIRE Mining Company LLC	-	-	-	$-
3609005	AMFIRE Mining Company LLC	6	-	-	$5.14
3609033	AMFIRE Mining Company LLC	3	-	-	$2.00
3609127	AMFIRE Mining Company LLC	3	-	-	$5.89
3609246	AMFIRE Mining Company LLC	-	-	-	$-
3609284	AMFIRE Mining Company LLC	-	-	-	$0.53
3609414	AMFIRE Mining Company LLC	-	-	-	$-
3609140	AMFIRE Mining Company, LLC	-	-	-	$-
4606045	Brooks Run Mining Company LLC	-	-	-	$-
4606263	Brooks Run Mining Company LLC	7	-	-	$3.71
4608885	Brooks Run Mining Company LLC	2	-	-	$9.11
4609036	Brooks Run Mining Company LLC	-	-	-	$-
4609066	Brooks Run Mining Company LLC	1	-	-	$16.76
4609126	Brooks Run Mining Company LLC	3	-	-	$0.54
4609213	Brooks Run Mining Company LLC	2	-	-	$2.50
4609348	Brooks Run Mining Company, LLC	-	-	-	$-
4607484	Cobra Natural Resources LLC	-	-	-	$0.10
4607985	Cobra Natural Resources LLC	10	-	-	$-
4608730	Cobra Natural Resources LLC	18	-	-	$27.24
3609744	Coral Energy Services LLC	-	-	-	$-
3605018	Cumberland Coal Resources LP	20	-	2	$65.77
4406444	Dickenson-Russell Coal Co LLC	41	-	-	$61.71
4406864	Dickenson-Russell Coal Co LLC	21	-	-	$102.45
4407146	Dickenson-Russell Coal Co LLC	29	-	-	$35.20
4405311	Dickenson-Russell Coal Co., LLC	-	-	-	$-
4402277	Dickenson-Russell Coal Co., LLC	-	-	-	$-
3605466	Emerald Coal Resources LP	32	-	5	$223.72
1519189	Enterprise Mining Co LLC	2	-	-	$-
1511121	Enterprise Mining Company LLC	-	-	-	$0.30
1516858	Enterprise Mining Company LLC	6	-	-	$0.88
1518507	Enterprise Mining Company LLC	1	-	-	$5.43
1519116	Enterprise Mining Company LLC	4	-	-	$10.90
4604637	Kepler Processing Company LLC	-	-	-	$2.27
4608625	Kingston Mining, Inc.	8	-	-	$15.72
4608932	Kingston Mining, Inc.	9	-	-	$18.84
4604343	Kingston Processing Inc	-	-	-	$0.43
4605872	Litwar Processing Company, LLC	3	-	-	$0.56
4406949	Paramont Coal Company Virginia LLC	3	-	-	$-
4407123	Paramont Coal Company Virginia LLC	10	2	-	$11.64
4407163	Paramont Coal Company Virginia LLC	1	-	-	$-
4407190	Paramont Coal Company Virginia LLC	3	-	-	$4.25
4407231	Paramont Coal Company Virginia LLC	8	-	-	$4.17
4407223	Paramont Coal Company Virginia LLC	-	-	-	$0.10
4405270	Paramont Coal Company Virginia, LLC	3	-	-	$0.53
4406929	Paramont Coal Company Virginia, LLC	37	-	-	$35.58
4407129	Paramont Coal Company Virginia, LLC	16	-	-	$12.47
4607545	Premium Energy LLC	-	-	-	$-
1517278	Rivereagle Corporation	-	-	-	$0.59
4605121	Rockspring Development Inc	62	-	1	$190.92
4608030	Rockspring Development Inc	2	-	-	$2.00
4608582	Simmons Fork Mining Inc.	-	-	-	$0.33
4609026	Simmons Fork Mining, Inc.	-	-	-	$0.10
4609114	Simmons Fork Mining, Inc.	-	-	-	$-
4403658	Twin Star Mining, Inc.	-	-	-	$7.34
4403929	Twin Star Mining, Inc.	-	-	-	$0.42
4608632	White Flame Energy, Inc	-	-	-	$-

(1)	Section 104(d) Citations and Orders are not included in the number of Significant and Substantial Citations.

(2)
The MSHA Assessments issued during the quarterly reporting period do not necessarily relate to the citations or orders issued by MSHA during the quarterly reporting period or to the pending cases reported below.

Idle facilities are not included in the foregoing chart, unless they received a citation or order issued by MSHA during the current quarterly reporting period.

The following is a list of legal actions pending before the Federal Mine Safety and Health Review Commission, including the Administrative Law Judges thereof, for each of our subsidiaries that is a coal mine operator, by individual mine:

MSHA Mine ID	Mine Operator	Legal Actions pending before the Federal Mine Safety and Health Review Commission
4800732	Alpha Coal West, Inc.	1
4801078	Alpha Coal West. Inc.	2
3607688	AMFIRE Mining Company LLC	-
3608422	AMFIRE Mining Company LLC	1
3608497	AMFIRE Mining Company LLC	-
3608620	AMFIRE Mining Company LLC	-
3608704	AMFIRE Mining Company LLC	8
3608848	AMFIRE Mining Company LLC	-
3608850	AMFIRE Mining Company LLC	16
3608853	AMFIRE Mining Company LLC	-
3609005	AMFIRE Mining Company LLC	9
3609033	AMFIRE Mining Company LLC	13
3609127	AMFIRE Mining Company LLC	15
3609246	AMFIRE Mining Company LLC	1
3609284	AMFIRE Mining Company LLC	1
3609414	AMFIRE Mining Company LLC	-
3609140	AMFIRE Mining Company, LLC	-
4606045	Brooks Run Mining Company LLC	1
4606263	Brooks Run Mining Company LLC	4
4608218	Brooks Run Mining Company LLC	5
4608885	Brooks Run Mining Company LLC	6
4609036	Brooks Run Mining Company LLC	-
4609055	Brooks Run Mining Company LLC	9
4609066	Brooks Run Mining Company LLC	26
4609126	Brooks Run Mining Company LLC	-
4609213	Brooks Run Mining Company LLC	6
4609348	Brooks Run Mining Company, LLC	-
4607484	Cobra Natural Resources LLC	2
4607985	Cobra Natural Resources LLC	3
4608730	Cobra Natural Resources LLC	14
3609744	Coral Energy Services LLC	-
3605018	Cumberland Coal Resources LP	25
4406444	Dickenson-Russell Coal Co LLC	7
4406864	Dickenson-Russell Coal Co LLC	15
4407146	Dickenson-Russell Coal Co LLC	5
4405311	Dickenson-Russell Coal Co., LLC	1
4402277	Dickenson-Russell Coal Co., LLC	1
3605466	Emerald Coal Resources LP	34
1518558	Enterprise Mining Co LLC	1
1519189	Enterprise Mining Co LLC	-
1511121	Enterprise Mining Company LLC	-
1516858	Enterprise Mining Company LLC	-
1518507	Enterprise Mining Company LLC	9
1519116	Enterprise Mining Company LLC	5
4604637	Kepler Processing Company LLC	-
4608625	Kingston Mining, Inc.	8
4608932	Kingston Mining, Inc.	9
4604343	Kingston Processing Inc	2
4608751	Kingwood Mining Company LLC	15
4605872	Litwar Processing Company, LLC	-
4406949	Paramont Coal Company Virginia LLC	-
4407123	Paramont Coal Company Virginia LLC	7
4407163	Paramont Coal Company Virginia LLC	-
4407190	Paramont Coal Company Virginia LLC	-
4407231	Paramont Coal Company Virginia LLC	-
4407223	Paramont Coal Company Virginia LLC	-
4405270	Paramont Coal Company Virginia, LLC	-
4406929	Paramont Coal Company Virginia, LLC	7
4407129	Paramont Coal Company Virginia, LLC	3
4607545	Premium Energy LLC	2
1517278	Rivereagle Corporation	-
4605121	Rockspring Development Inc	29
4608030	Rockspring Development Inc	-
4608582	Simmons Fork Mining Inc.	-
4609026	Simmons Fork Mining, Inc.	-
4609114	Simmons Fork Mining, Inc.	-
4403658	Twin Star Mining, Inc.	1
4403929	Twin Star Mining, Inc.	-
4608632	White Flame Energy, Inc	1

The foregoing list includes legal actions which were initiated prior to the current quarterly reporting period and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the quarterly reporting period. All of the above legal actions were initiated by us to contest citations, orders, or proposed assessments issued by MSHA, and if we are successful, may result in reduction or dismissal of those citations, orders or assessments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of July 22, 2010, we had sales commitments for 100% of planned shipments for 2010. Uncommitted and unpriced tonnage was 0% and 12% for 2010 and 2011, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 18,400 tons of explosives during the remaining six months of 2010 and 36,000 tons in calendar year 2011 at our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 63% of our expected explosive needs for the remaining six months of 2010 and 23% for calendar year 2011. If the price of natural gas were to decrease, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 23.1 million gallons of diesel fuel during the remaining six months of 2010 and 47.0 million gallons of diesel fuel in calendar year 2011. Through our derivative swap contracts, we have fixed prices for approximately 65% and 48% of our expected diesel fuel needs for the remaining six months of 2010 and for calendar year 2011, respectively. If the price of diesel fuel were to decrease, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our Alpha Credit Facility, which has a variable interest rate of 3.25 percentage points over the London interbank offered rate (“LIBOR”), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of June 30, 2010, our term loan due 2014 under the Alpha Credit Facility had an outstanding balance of $233.8 million, net of debt discount of $1.4 million. The current portion of the term loan due is $11.8 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.3 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into interest rate swaps to reduce the risk that changing interest rates could have on our operations. The swaps initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the debt instrument was subsequently paid in 2009 and the swaps no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swaps will be recorded in earnings. If interest rates were to decrease during the remaining six months of 2010, our expense resulting from our interest rate swaps would increase, which would be partially offset by a decrease in the amount of actual interest paid on our Alpha Credit Facility.

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

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs have filed a petition for appeal with the West Virginia Supreme Court of Appeals, but the Court of Appeals has not yet accepted the appeal.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2009 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recent regulatory developments could make it more difficult and costly to mine coal in Appalachia and impose additional costs on our customers

In April 2010, as initial steps toward issuing a new Stream Protection Rule under the Surface Mining Control and Reclamation Act, the U.S. Office of Surface Mining Reclamation and Enforcement (“OSM”) commenced a pre-rulemaking information gathering process and solicited public comment on a notice of intent to conduct an environmental impact study.  The new rule would replace OSM’s Stream Buffer Zone Rule which, as revised in 2008, allows disposal of excess spoil within 100 feet of streams if OSM makes findings of impact minimization that overlap findings required by the COE in administration of the Clean Water Act Section 404 permit program.  OSM reports that the options under consideration for the new rule include:  requiring more extensive baseline data on hydrology, geology and aquatic biology in permit applications; specifically defining the “material damage” that would be prohibited outside permitted areas; requiring additional monitoring during mining and reclamation; establishing corrective action thresholds; and limiting variances and exceptions to the “approximate original contour” requirement for reclamation.  In a settlement agreement with environmental groups that filed legal challenges seeking to invalidate the 2008 rule, OSM has agreed to issue a new proposed rule by February 2011 and a final rule by June 2012.

New U.S. Environmental Protection Agency (“EPA”) proposed regulations would impose additional costs on coal-fired power plants.  In May 2010, EPA issued proposed regulations governing management and disposal of coal ash from coal-fired power plants.  EPA sought public comment on two regulatory options.  Under the more stringent option, EPA would regulate coal ash as a “special waste” subject to hazardous waste standards when disposed in landfills or surface impoundments, which would be subject to stringent design, permitting, closure and corrective action requirements.  Alternatively, coal ash would be regulated as non-hazardous waste under RCRA subtitle D, with national minimum criteria for disposal but no federal permitting or enforcement.  Under both options, EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases.  In addition, in July 2010, EPA issued its proposed Air Pollution Transport Rule to further control nitrogen oxides and sulphur dioxide emissions from power plants in 31 eastern states and the District of Columbia.  EPA plans to issue a final rule, which would replace the Clean Air Interstate Rule that was overturned in court, by June 2011.

We are currently evaluating the impact of these recent developments on our current and future mining operations.  These developments may make it more difficult or increase our costs to obtain future or maintain existing permits necessary to perform our surface mining operations, and could increase the costs of coal use by our customers, which could adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
April 1, 2010 through April 30, 2010	3,196	$51.28	-	$-
May 1, 2010 through May 31, 2010	42	$38.17	-	-
June 1, 2010 through June 30, 2010	683,428	$36.33	683,200	100,177
	686,666	$36.40	683,200	$100,177

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2010, the Company issued 9,825 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 3,466 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

(2)	On May 19, 2010, the Board of Directors authorized the Company to repurchase up to $125,000,000 of common shares.
(3)	Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on the Company's outlook, business conditions and current investment opportunity.

Item 6. Exhibits

See the Exhibit Index following the signature page of this quarterly report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: August 9, 2010	By:	/s/ Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

3.2
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

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

4.4
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (SEC File No. 1-32423) of Alpha Natural Resources, Inc./Old (SEC File No. 1-32423) filed on April 9, 2008.)

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

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006, as further amended effective July 31, 2009, and as further amended and restated as of April 15, 2010, by and among Alpha Natural Resources, Inc., Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. filed on April 16, 2010.)

10-K EXHIBIT INDEX – (Continued)

Exhibit No.	Description of Exhibit

10.2*	Alpha Natural Resources, Inc. and Subsidiaries 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employees (Grades 22-30)

10.3*	Alpha Natural Resources, Inc. and Subsidiaries 2010 Long-Term Incentive Plan Performance Share Unit Award Agreement for Employees (Grades 22-30)

10.4*	Alpha Natural Resources, Inc. and Subsidiaries 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors

10.5	Alpha Natural Resources, Inc. and Subsidiaries 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed on May 19, 2010.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Filed herewith.