Form 10-Q
period 2010-09-30
Alpha Natural Resources, Inc.
filed 2010-11-05
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(276) 619-4410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☒ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer    ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 29, 2010 – 120,403,826

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Coal revenues	$896,435	$662,396	$2,621,805	$1,423,169
Freight and handling revenues	85,330	47,592	240,386	129,091
Other revenues	19,867	19,258	61,850	49,960
Total revenues	1,001,632	729,246	2,924,041	1,602,220
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	664,723	469,451	1,896,989	1,039,490
Freight and handling costs	85,330	47,592	240,386	129,091
Other expenses	11,967	11,251	36,094	15,650
Depreciation, depletion and amortization	94,003	78,246	280,228	154,803
Amortization of acquired coal supply agreements, net	52,398	57,983	173,988	57,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,584	78,257	135,604	117,630
Total costs and expenses	952,005	742,780	2,763,289	1,514,647
Income (loss) from operations	49,627	(13,534)	160,752	87,573
Other income (expense):
Interest expense	(17,834)	(42,835)	(58,458)	(62,854)
Interest income	967	295	2,495	1,275
Loss on early extinguishment of debt	-	(5,641)	(1,349)	(5,641)
Miscellaneous income (expense), net	1,261	856	783	1,037
Total other expense, net	(15,606)	(47,325)	(56,529)	(66,183)
Income (loss) from continuing operations before income taxes	34,021	(60,859)	104,223	21,390
Income tax (expense) benefit	(1,660)	44,119	(18,010)	25,169
Income (loss) from continuing operations	32,361	(16,740)	86,213	46,559
Discontinued operations:
Loss from discontinued operations before income taxes	(911)	(2,290)	(2,574)	(11,600)
Income tax benefit	424	2,765	1,073	5,099
(Loss) income from discontinued operations	(487)	475	(1,501)	(6,501)
Net income (loss)	$31,874	$(16,265)	$84,712	$40,058

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.27	$(0.16)	$0.72	$0.57
Loss from discontinued operations	-	-	(0.01)	(0.08)
Net income (loss)	$0.27	$(0.16)	$0.71	$0.49

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.27	$(0.16)	$0.71	$0.57
Loss from discontinued operations	-	-	(0.01)	(0.08)
Net income (loss)	$0.27	$(0.16)	$0.70	$0.49

Weighted average shares - basic	119,623,075	102,992,689	119,862,369	81,054,020
Weighted average shares - diluted	121,498,825	102,992,689	121,767,294	81,648,993

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,763	$465,869
Trade accounts receivable, net	317,973	232,631
Inventories, net	197,138	176,372
Prepaid expenses and other current assets	327,941	176,953
Total current assets	1,285,815	1,051,825
Property, equipment and mine development costs (net of accumulated depreciation & amortization of $807,956 and $615,163, respectively)	1,116,175	1,082,446
Owned and leased mineral rights (net of accumulated depletion of $306,288 and $222,047, respectively)	1,911,851	1,958,855
Owned lands	95,427	91,262
Goodwill	382,440	382,440
Acquired coal supply agreements (net of accumulated amortization of $312,321 and $133,016, respectively)	217,186	396,491
Other non-current assets	165,527	157,024
Total assets	$5,174,421	$5,120,343
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$14,798	$33,500
Trade accounts payable	165,369	152,662
Accrued expenses and other current liabilities	298,306	273,260
Total current liabilities	478,473	459,422
Long-term debt	734,245	756,753
Pension and postretirement medical benefit obligations	811,142	682,991
Asset retirement obligations	208,704	190,724
Deferred income taxes	212,902	301,307
Other non-current liabilities	150,646	137,857
Total liabilities	2,596,112	2,529,054

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	-	-
Common stock - par value $0.01, 200.0 million shares authorized, 121.7 million issued and 120.4 million outstanding at September 30, 2010 and 120.8 million issued and 120.5 million outstanding at December 31, 2009	1,217	1,208
Additional paid-in capital	2,231,277	2,194,305
Accumulated other comprehensive (loss) income	(87,281)	5,812
Treasury stock, at cost - 1.3 million and 0.3 million shares at September 30, 2010 and December 31, 2009, respectively	(50,454)	(8,874)
Retained earnings	483,550	398,838
Total stockholders' equity	2,578,309	2,591,289
Total liabilities and stockholders' equity	$5,174,421	$5,120,343

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$84,712	$40,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	307,563	174,652
Amortization of acquired coal supply agreements, net	173,988	57,983
Mark-to-market adjustments for derivatives	11,880	(14,616)
Discontinuance of cash flow hedge on interest rate swap	-	23,549
Stock-based compensation	24,403	26,650
Employee benefit plans, net	40,786	14,802
Loss on early extinguishment of debt	1,349	5,641
Deferred income taxes	(41,668)	(47,894)
Other, net	(3,367)	602
Changes in operating assets and liabilities:
Trade accounts receivable, net	(85,342)	(18,643)
Inventories, net	(20,766)	(23,454)
Prepaid expenses and other current assets	31,692	(20,508)
Other non-current assets	(2,684)	1,297
Trade accounts payable	11,029	(18,875)
Accrued expenses and other current liabilities	30,464	(14,131)
Pension and postretirement medical benefit obligations	(53,840)	(30,174)
Asset retirement obligations	(4,255)	(4,676)
Other non-current liabilities	5,107	9,853
Net cash provided by operating activities	511,051	162,116

Investing activities:
Capital expenditures	(222,960)	(102,816)
Cash acquired from a merger	-	23,505
Acquisition of mineral rights under federal lease	(36,108)	-
Purchase of equity-method investment	(3,000)	-
Purchase of other investment	(4,000)	-
Purchases of marketable securities	(322,492)	-
Sales of marketable securities	141,180	-
Other, net	2,043	(1,093)
Net cash used in investing activities	(445,337)	(80,404)

Financing activities:
Principal repayments of note payable	-	(16,429)
Principal repayments of long-term debt	(50,934)	(241,500)
Debt issuance costs	(8,710)	(11,218)
Excess tax benefit from stock-based awards	8,112	-
Common stock repurchases	(41,580)	(8,495)
Proceeds from exercise of stock options	4,292	2,419
Other, net	-	(1,122)
Net cash used in financing activities	(88,820)	(276,345)
Net decrease in cash and cash equivalents	(23,106)	(194,633)
Cash and cash equivalents at beginning of period	465,869	676,190
Cash and cash equivalents at end of period	$442,763	$481,557

Supplemental cash flow information:
Cash paid for interest	$49,577	$50,365
Cash paid for income taxes	$43,737	$27,998
Non-cash investing and financing activities:
Issuance of common stock in connection with Merger	$-	$1,628,601

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2009, filed March 1, 2010 and included on Form 8-K filed on March 15, 2010.

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

Reclassifications

During the nine months ended September 30, 2010, the Company reclassified $11,500 related to the current portion of interest rate swaps from other non-current liabilities to accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2009.

Also during the nine months ended September 30, 2010, the Company finalized the purchase price allocation for the Merger and recorded an immaterial correction to the December 31, 2009 consolidated balance sheet to reflect these adjustments as if they were recorded on the acquisition date. See Note 18 for further details.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(3)   Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Company’s outstanding 2.375% convertible senior notes due 2015 (the “Convertible Notes”). The Convertible Notes, which were issued in April 2008, become dilutive for earnings per common share calculations when the average share price for the quarter exceeds the conversion price of $54.66. The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money. At September 30, 2010, the conversion option for the Convertible Notes was not in the money, and therefore, there was no dilutive earnings per common share impact. At June 30, 2009, due to the Merger, the Convertible Notes were convertible; however, because the conversion price exceeded the average share price, there was no dilutive earnings per share impact.

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares - basic	119,623,075	102,992,689	119,862,369	81,054,020
Dilutive impact of stock options and restricted stock plans	1,875,750	-	1,904,925	594,973
Weighted average shares - diluted	121,498,825	102,992,689	121,767,294	81,648,993

(4)   Inventories, net

Inventories, net consisted of the following:

	September 30,	December 31,
	2010	2009
Raw coal	$13,416	$19,180
Saleable coal	137,449	112,004
Equipment for resale	1,202	1,489
Materials and supplies, net	45,071	43,699
Total inventories, net	$197,138	$176,372

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(5)   Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	September 30, 2010

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
U.S. treasury and agency securities	$84,045	$155	$-	$84,200
Corporate debt securities	127,602	15	(39)	127,578
Total short-term marketable securities:	$211,647	$170	$(39)	$211,778

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
U.S. treasury and agency securities	$22,338	$-	$(23)	$22,315
Corporate debt securities	7,180	6	-	7,186
Total short-term marketable securities:	$29,518	$6	$(23)	$29,501

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

	September 30, 2010

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
U.S. treasury and agency securities	$88,585	$136	$(32)	$88,689

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
U.S. treasury and agency securities	$89,828	$-	$(343)	$89,485

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(6)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
Wages and employee benefits	$106,707	$75,936
Current portion of asset retirement obligations	10,987	14,908
Deferred income taxes -- current	-	10,237
Taxes other than income taxes	62,041	58,245
Freight	8,360	8,827
Current portion of self insured workers' compensation obligations	8,379	10,893
Interest payable	7,619	11,215
Derivative financial instruments	20,957	26,461
Current portion of postretirement medical benefit obligations	27,393	27,393
Other	45,863	29,145
Total	$298,306	$273,260

(7)   Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
Term loan due 2014 under the Alpha Credit Facility	$233,815	$284,750
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Debt discount	(70,557)	(80,282)
Total long-term debt	749,043	790,253
Less current portion	14,798	33,500
Long-term debt, net of current portion	$734,245	$756,753

Alpha Credit Facility

On April 15, 2010, the Company and its lenders amended and restated (the “Amend and Extend”) the Alpha Credit Facility (the “Facility”). The Amend and Extend, among other things, extended the maturity of $236,800 of the then-outstanding term loans and $554,000 of existing revolving credit facility (the “revolver”) commitments from July 7, 2011 to July 31, 2014. The Amend and Extend added $300,400 of additional borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolver to $950,400. Subsequently, the Company terminated $96,000 of commitments under the revolver and prepaid $39,600 of the term loans, both of which related to lenders that chose not to extend their commitments beyond the original expiration date of July 7, 2011. Additionally, the Amend and Extend (1) increased the amount of the “accordion” feature of the Facility to $400,000, all of which was available for the Company to exercise following the closing of the Amend and Extend; and, (2) also made other changes to the Facility, including amendments to certain of the negative covenants in the Facility to provide the Company greater financial and operating flexibility.

As of September 30, 2010, the total borrowing capacity under the revolver was $854,400. Borrowings under the revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the revolver at September 30, 2010 or December 31, 2009. The revolver can also be used to secure outstanding letters of credit.  Letters of credit in the amount of $31,343 and $113,633 were outstanding under the revolver as of September 30, 2010 and December 31, 2009, respectively.  The amount available under the revolver as of September 30, 2010 was $823,057 after giving effect to the outstanding letters of credit. Additionally, the Company is required to pay a commitment fee of 0.5% on unused borrowings.

The Facility’s secured term loans bear interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% and 3.50% at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, the Company’s secured term loans had a carrying value of $232,540, net of debt discount of $1,275, with $14,798 classified as current portion of long-term debt.  As of December 31, 2009, the Company’s secured term loans had a carrying value of $282,739, net of debt discount of $2,011, with $33,500 classified as current portion of long-term debt.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, has notes that mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 at both September 30, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA and ANR Receivables Funding LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest.  As of September 30, 2010, the carrying value of the 2014 Notes was $297,202, net of debt discount of $1,083.  As of December 31, 2009, the carrying value of the 2014 Notes was $296,990, net of debt discount of $1,295.

2.375% Convertible Senior Notes Due April 15, 2015

As of September 30, 2010 and December 31, 2009, the Company had $287,500 aggregate principal amount of 2.375% convertible senior notes due April 15, 2015. The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company accounts for the Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%.  As of September 30, 2010 and December 31, 2009, the carrying amounts of the debt component were $219,301 and $210,524, respectively.  As of September 30, 2010 and December 31, 2009, the unamortized debt discount was $68,199 and $76,976, respectively.

Accounts Receivable Securitization

The Company and certain of its subsidiaries are party to a $150,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”).  As of September 30, 2010 and December 31, 2009, letters of credit in the amount of $141,612 and $143,474, respectively, were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

(8)   Asset Retirement Obligations

As of September 30, 2010 and December 31, 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs (including perpetual water treatment) totaling $219,691 and $205,632, respectively. The portion of the costs expected to be paid within a year of $10,987 and $14,908, as of September 30, 2010 and December 31, 2009, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2010 or December 31, 2009. The Company is self-bonded for its asset retirement obligations in West Virginia and Wyoming, subject to periodic evaluation of the Company’s financial position by the applicable state and meeting certain financial ratios defined by each state. Asset retirement obligations for states other than Wyoming and West Virginia are secured by surety bonds.

Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2009	$205,632
Additions for the period	615
Accretion for the period	13,131
Revisions in estimated cash flows(1)	4,449
Expenditures for the period	(4,136)
Total asset retirement obligations at September 30, 2010	$219,691
Less current portion	10,987
Long-term portion	$208,704

(1)	Revisions in estimated cash flows include $4,538 of a reduction in the asset retirement obligation resulting from the transfer of the related property to a third party.

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

The estimated fair values of long-term debt were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan due 2014(1)	$232,540	$232,500	$282,739	$279,055
7.25% senior notes due 2014(2)	297,202	304,996	296,990	302,014
2.375% convertible senior notes due 2015(3)	219,301	322,000	210,524	325,953
Total long-term debt	$749,043	$859,496	$790,253	$907,022

(1)	Net of debt discount of $1,275 and $2,011 as of September 30, 2010 and December 31, 2009, respectively.
(2)	Net of debt discount of $1,083 and $1,295 as of September 30, 2010 and December 31, 2009, respectively.
(3)	Net of debt discount of $68,199 and $76,976 as of September 30, 2010 and December 31, 2009, respectively.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2010 and December 31, 2009, respectively.  As required by ASC 820, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

	September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$172,889	$172,889	$-	$-
Corporate debt securities	$127,578	$-	$127,578	$-
Forward coal sales	$(1,744)	$-	$(1,744)	$-
Forward coal purchases	$273	$-	$273	$-
Commodity swaps	$43	$-	$43	$-
Commodity options	$(630)	$-	$(630)	$-
Interest rate swaps	$(24,439)	$-	$(24,439)	$-

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$111,800	$111,800	$-	$-
Corporate debt securities	$7,186	$-	$7,186	$-
Forward coal sales	$3,414	$-	$3,414	$-
Forward coal purchases	$(2,861)	$-	$(2,861)	$-
Commodity swaps	$(8,691)	$-	$(8,691)	$-
Commodity options	$(255)	$-	$(255)	$-
Interest rate swaps	$(24,232)	$-	$(24,232)	$-

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the nine months ended September 30, 2010. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to 58% and 50% of anticipated diesel fuel usage for calendar years 2010 and 2011, respectively. The average fixed price per swap for diesel fuel hedges is $2.33 per gallon and $2.38 per gallon for calendar years 2010 and 2011, respectively. As of September 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 46% and 32% of anticipated explosives usage in the Powder River Basin for calendar years 2010 and 2011, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of September 30, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 75% and 33% of anticipated natural gas production in 2010 and 2011, respectively.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	September 30, 2010	December 31, 2009
Commodity swaps (1)	$7,157	$2,222

Derivatives not designated as cash flow hedging instruments	September 30, 2010	December 31, 2009
Forward coal purchases (2)	$273	$-
Forward coal sales (3)	-	3,414
Commodity swaps (4)	140	5,066
Total	$413	$8,480

Total asset derivatives	$7,570	$10,702

(1)
As of September 30, 2010, $5,748 is recorded in prepaid expenses and other current assets and $1,409 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.  As of December 31, 2009, $390 is recorded in prepaid expenses and other current assets and $1,832 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2)	As of September 30, 2010, $81 is recorded in prepaid expenses and other current assets and $192 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
(3)	As of December 31, 2009, $3,216 is recorded in prepaid expenses and other current assets and $198 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
(4)
As of September 30, 2010, $140 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $4,333 is recorded in prepaid expenses and other current assets and $733 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	September 30, 2010	December 31, 2009
Commodity swaps (1)	$6,217	$1,148

Derivatives not designated as cash flow hedging instruments	September 30, 2010	December 31, 2009
Forward coal purchases (2)	$-	$2,861
Forward coal sales (3)	1,744	-
Commodity swaps (4)	1,037	14,831
Commodity options-coal (5)	630	255
Interest rate swap (6)	24,439	24,232
Total	$27,850	$42,179

Total liability derivatives	$34,067	$43,327

(1)
As of September 30, 2010, $5,945 is recorded in accrued expenses and other current liabilities and $272 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $1,148 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(2)	As of December 31, 2009, $2,861 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
(3)	As of September 30, 2010, $1,402 is recorded in accrued expenses and other current liabilities and $342 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.
(4)
As of September 30, 2010, $923 is recorded in accrued expenses and other current liabilities and $114 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $10,833 is recorded in accrued expenses and other current liabilities and $3,998 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)
As of September 30, 2010, $630 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $119 is recorded in accrued expenses and other current liabilities and $136 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(6)
As of September 30, 2010, $12,687 is recorded in accrued expenses and other current liabilities and $11,752 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2009, $11,500 is recorded in accrued expenses and other current liabilities and $12,732 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following tables present the gains and losses from derivative instruments for the nine months ended September 30, 2010 and 2009 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedging instruments	2010	2009	2010	2009
Commodity swaps (1)	$(361)	$132	$2,330	$(445)
Interest rate swaps (2)	-	(17,668)	-	3,293
Total	$(361)	$(17,536)	$2,330	$2,848

(1)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

	Gain (loss) recorded in earnings
	Three months ended		Nine months ended
	September 30,		September 30,
Derivatives not designated as cash flow hedging instruments	2010	2009	2010	2009
Forward coal sales (1)	$(2,093)	$(3,173)	$(5,159)	$(2,777)
Forward coal purchases (1)	2,677	4,063	3,134	3,568
Commodity swaps (2)	128	354	(483)	15,673
Commodity options-diesel fuel (2)	(3)	-	(94)	-
Commodity options-coal (1)	(217)	204	(375)	204
Interest rate swaps (3)	(2,951)	(7,933)	(8,903)	(7,933)
Total	$(2,459)	$(6,485)	$(11,880)	$8,735

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($1,337), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$899	$(20,961)
Net change associated with current year hedging transactions	2,330	2,848
Net amounts reclassified to earnings	(361)	17,668
Balance at end of period	$2,868	$(445)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(11) Income Taxes

The total income tax (benefit) expense provided on pretax income was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Continuing operations	$1,660	$(44,119)	$18,010	$(25,169)
Discontinued operations	(424)	(2,765)	(1,073)	(5,099)
Total	$1,236	$(46,884)	$16,937	$(30,268)

A reconciliation of the statutory federal income tax expense at 35% to income (loss) from continuing operations before income taxes and the actual income tax (benefit) expense from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Federal statutory income tax expense (benefit)	$11,908	$(21,301)	$36,478	$7,486
Increases (reductions) in taxes due to:
Percentage depletion allowance	(13,355)	(4,472)	(44,275)	(18,537)
State taxes, net of federal tax impact	(259)	(2,336)	(696)	(158)
Deduction for domestic production activities	1,844	569	(1,927)	-
Change in valuation allowance	-	(23,685)	-	(21,330)
Change in law - Medicare Part D Subsidy	-	-	25,566	-
Non-deductible transaction costs	-	3,279	-	3,279
Interest rate swaps	-	3,938	-	3,938
Other, net	1,522	(111)	2,864	153
Income tax expense (benefit) from continuing operations	$1,660	$(44,119)	$18,010	$(25,169)

The Patient Protection and Affordable Care Act (the “PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated starting in years ending after December 31, 2012. Since these acts were signed into law during the nine months ended September 30, 2010, ASC 740 – Income Taxes, required that the effect of the tax law change be recorded immediately as a component of tax expense. During the three and nine months ended September 30, 2010, the income tax effect related to these acts was a reduction of $0 and $25,566, respectively, to the deferred tax asset related to the postretirement prescription drug benefits.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$1,864	$1,386	$5,671	$1,386
Interest cost	3,407	2,391	10,646	2,391
Expected return on plan assets	(3,349)	(1,811)	(9,805)	(1,811)
Amortization of net actuarial loss	58	-	116	-
Curtailment gain	(5,052)	-	(5,052)	-
Net periodic benefit cost	$(3,072)	$1,966	$1,576	$1,966

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$2,576	$2,121	$7,679	$3,329
Interest cost	9,282	6,671	27,199	8,675
Expected return on plan assets	-	(21)	-	(21)
Amortization of prior service cost	298	536	1,372	1,665
Amortization of net actuarial loss (gain)	355	(50)	104	(100)
Curtailment gain	-	-	-	(712)
Net periodic benefit cost	$12,511	$9,257	$36,354	$12,836

Components of Net Periodic Black Lung Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$360	$192	$1,034	$201
Interest cost	578	308	1,635	338
Expected return on plan assets	(17)	(22)	(53)	(22)
Amortization of prior service cost	-	14	-	42
Amortization of net actuarial loss	106	-	240	-
Net periodic benefit cost	$1,027	$492	$2,856	$559

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

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. The Company re-measured its retiree welfare plan obligations during the nine months ended September 30, 2010 in order to account for the estimated impact of the excise tax and updated other assumptions related to anticipated retirement ages and health care cost trend rates. The re-measurement resulted in an additional $27,100 increase to the retiree welfare plans obligation, which is included in pension and postretirement medical benefit obligations on the accompanying Condensed Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss). The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. The Company will need to continue to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, the Company will evaluate its assumptions in light of the new information.

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

During the third quarter of 2010, the Company internally announced comprehensive integrated employee benefits programs which align the employee benefits of Old Alpha and Foundation employees.  As a result, the Company’s defined benefit pension plans and the Supplemental Executive Retirement Plan assumed in the merger (the "Plans") were frozen, resulting in a curtailment gain of $5,052 being recognized in the three months ended September 30, 2010.  The Company re-measured the obligations related to the Plans and the Company's other postretirement benefit plan, resulting in estimated increases of $100,351and $24,405, to the other postretirement benefit and pension obligations, respectively, as of September 30, 2010, with an offset to accumulated other comprehensive loss, net of taxes.

(13) Stock-Based Compensation Awards

On May 19, 2010, the Stockholders approved the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the 2010 LTIP.  The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of September 30, 2010, 3,249,018 shares of common stock were available for grant under the plan.

During the nine months ended September 30, 2010, the Company awarded certain of its executives and key employees 364,140 time-based restricted share units and 265,636 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 265,636 performance-based restricted share units awarded during the nine months ended September 30, 2010 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At September 30, 2010, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense from continuing operations totaled $7,395 and $19,179, for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense from continuing operations totaled $24,403 and $26,650 for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, approximately 76% and 79%, respectively, of stock-based compensation expense from continuing operations is reported as selling, general and administrative expenses. For the nine months ended September 30, 2010 and 2009, approximately 74% and 77%, respectively, of stock-based compensation expense from continuing operations is reported as selling, general and administrative expenses. Approximately 24% and 21%, of stock-based compensation expense from continuing operations was recorded as a component of cost of coal sales for the three months ended September 30, 2010 and 2009, respectively. Approximately 26% and 23%, of stock-based compensation expense from continuing operations was recorded as a component of cost of coal sales for the nine months ended September 30, 2010 and 2009, respectively.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the nine months ended September 30, 2010 and 2009, the Company repurchased 366,329 and 301,215, respectively, of common shares from employees at an average price paid per share of $45.26 and $28.20, respectively.

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

(d) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company's Condensed Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments. The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of September 30, 2010 was $141,612. As of September 30, 2010, the Company had $31,343 of additional letters of credit outstanding under the revolver.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(15) Comprehensive (Loss) Income

Total comprehensive loss is as follows for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net income	$31,874	$84,712
Adjustments to unrecognized losses and amortization of employee benefit costs, net of tax effect of $47,791 and $59,890 for the three and nine months ended September 30, 2010, respectively	(76,148)	(95,427)
Change in fair value of cash flow hedges, net of tax effect of $(2,581) and $(1,234) for the three and nine months ended September 30, 2010, respectively	4,337	1,969
Change in fair value of available-for-sale marketable securities, net of tax effect of $(33) and $(230) for the three and nine months ended September 30, 2010, respectively	53	365
Total comprehensive loss	$(39,884)	$(8,381)

Total comprehensive income is as follows for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income (loss)	$(16,265)	$40,058
Change in fair value and the de-designation of cash flow hedge related to interest rate swaps, net of tax effect of ($5,810) and ($6,968), for the three months and nine months, respectively	17,455	20,961
Adjustment related to postretirement medical, net of tax effect of $1,276 and ($3,190), for the three months and nine months, respectively	(790)	5,003
Adjustment related to black lung obligations, net of tax effect of ($8) and ($20), for the three months and nine months, repectively	13	48
Change in fair value of cash flow hedge related to natural gas, net of tax effect of ($45) for the three months and nine months, repectively	83	83
Change in fair value of cash flow hedge related to diesel fuel swaps, net of tax effect of $40 and ($231) for the three months and nine months, respectively	(214)	361
Total comprehensive income	$282	$66,514

The following table summarizes the components of accumulated other comprehensive (loss) income as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of tax effect of $53,788 and ($6,102) as of September 30, 2010 and December 31, 2009, respectively	(90,294)	5,133
Unrealized losses on cash flow hedges, net of tax effect of $(1,786) and ($552) as of September 30, 2010 and December 31, 2009, respectively	2,868	899
Change in fair value of available-for-sale marketable securities, net of tax effect of $(90) and $140 as of September 30, 2010 and December 31, 2009, respectively	145	(220)
Total accumulated other comprehensive (loss) income	$(87,281)	$5,812

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

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Merger, Old Alpha had only one reportable segment, Coal Operations, which included operations in Central and Northern Appalachia. As a result of the Merger, the Company changed its organizational structure and re-evaluated its reportable segments.  Based on a review of the required economic characteristics, the Company aggregated its operating segments into two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of September 30, 2010 and Eastern Coal Operations, which consists of 38 underground mines and 24 surface mines in Central and Northern Appalachia as of September 30, 2010, as well as the Company’s road construction business which operates in Central Appalachia and its coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as income from continuing operations plus interest expense, income tax expense, amortization of acquired coal supply agreements, net, and depreciation, depletion and amortization, less interest income and income tax benefit.

Segment operating results and capital expenditures from continuing operations for the three months ended September 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$850,690	$139,353	$11,589	$1,001,632
Depreciation, depletion, and amortization	$75,932	$14,636	$3,435	$94,003
Amortization of acquired coal supply agreements, net	$28,403	$23,995	$-	$52,398
EBITDA from continuing operations	$171,547	$25,239	$503	$197,289
Capital expenditures	$58,645	$13,685	$14,735	$87,065

Segment operating results and capital expenditures from continuing operations for the three months ended September 30, 2009 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$632,739	$90,240	$6,267	$729,246
Depreciation, depletion, and amortization	$65,710	$10,277	$2,259	$78,246
Amortization of acquired coal supply agreements, net	$38,169	$19,814	$-	$57,983
EBITDA from continuing operations	$165,409	$18,120	$(65,619)	$117,910
Capital expenditures	$50,307	$4,242	$2,157	$56,706

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Segment operating results and capital expenditures from continuing operations for the nine months ended September 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,494,433	$395,941	$33,667	$2,924,041
Depreciation, depletion, and amortization	$226,168	$43,628	$10,432	$280,228
Amortization of acquired coal supply agreements, net	$106,254	$67,734	$-	$173,988
EBITDA from continuing operations	$566,311	$63,549	$(15,458)	$614,402
Capital expenditures	$162,041	$29,197	$31,722	$222,960
Acquisition of mineral rights under federal lease	$-	$36,108	$-	$36,108

Segment operating results and capital expenditures from continuing operations for the nine months ended September 30, 2009 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,493,737	$90,240	$18,243	$1,602,220
Depreciation, depletion, and amortization	$140,833	$10,277	$3,693	$154,803
Amortization of acquired coal supply agreements, net	$38,169	$19,814	$-	$57,983
EBITDA from continuing operations	$339,694	$18,120	$(62,059)	$295,755
Capital expenditures	$93,551	$4,242	$5,023	$102,816

The following table presents a reconciliation of EBITDA from continuing operations to income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
EBITDA from continuing operations	$197,289	$117,910	$614,402	$295,755
Interest expense	(17,834)	(42,835)	(58,458)	(62,854)
Interest income	967	295	2,495	1,275
Income tax benefit (expense)	(1,660)	44,119	(18,010)	25,169
Depreciation, depletion and amortization	(94,003)	(78,246)	(280,228)	(154,803)
Amortization of acquired coal supply agreements, net	(52,398)	(57,983)	(173,988)	(57,983)
Income (loss) from continuing operations	$32,361	$(16,740)	$86,213	$46,559

The following table presents total assets and goodwill as of September 30, 2010 and December 31, 2009:

	Assets		Goodwill
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Eastern Coal Operations	$3,903,766	$3,646,275	$323,220	$323,220
Western Coal Operations	292,990	722,082	53,308	53,308
All Other	977,665	751,986	5,912	5,912
Total	$5,174,421	$5,120,343	$382,440	$382,440

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $358,182 and $988,711, or approximately 36% and 35%, respectively, of total coal and freight revenues for the three and nine months ended September 30, 2010, respectively. Export revenues totaled $202,742 and $524,319, or approximately 29% and 34%, of total coal and freight revenues for the three and nine months ended September 30, 2009, respectively.

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

The following table reflects the activities for Kingwood’s discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$34	$-	$34	$3,496
Costs and expenses	(911)	(2,296)	(2,591)	(15,102)
Loss from operations	(877)	(2,296)	(2,557)	(11,606)
Miscellaneous income (expense)	(34)	6	(17)	6
Income tax benefit from discontinued operations	424	2,765	1,073	5,099
Income (loss) from discontinued operations	$(487)	$475	$(1,501)	$(6,501)

The assets and liabilities of Kingwood as of September 30, 2010 and December 31, 2009 are shown below:

	September 30,	December 31,
	2010	2009
Property, plant, and equipment, net	$340	$1,636
Other assets	440	442
Total assets of discontinued operations	780	2,078

Current liabilities	2,740	4,830
Non-current liabilities	11,725	10,166
Total liabilities of discontinued operations	14,465	14,996

Net liability	$(13,685)	$(12,918)

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

During the nine months ended September 30, 2010, the Company finalized the purchase price allocation for the Merger and recorded an immaterial correction to the December 31, 2009 consolidated balance sheet to reflect the adjustments as if they were recorded on the acquisition date. The increase to goodwill is reported in the Company’s Eastern Coal Operations, Western Coal Operations and All Other category as of September 30, 2010 and December 31, 2009.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

The following table presents the details of the preliminary purchase price allocation reported in the Company’s 2009 Annual Report on Form 10-K, the adjustments made in the nine months ended September 30, 2010 and the final purchase price allocation.

	Preliminary December 31, 2009	Adjustments (1)	Final December 31, 2009
Cash	$23,505	$-	$23,505
Trade accounts receivable	83,531	-	83,531
Coal inventories	47,433	-	47,433
Other current assets	61,269	-	61,269
Property and equipment	716,749	-	716,749
Owned lands	76,134	-	76,134
Owned and leased mineral rights	1,873,347	(27,000)	1,846,347
Coal supply agreements	529,507	-	529,507
Other non-current assets	14,296	-	14,296
Goodwill	337,321	24,572	361,893
Total assets	3,763,092	(2,428)	3,760,664

Current liabilities	(176,233)	(12,729)	(188,962)
Long-term debt, net (including current portion)	(595,817)	-	(595,817)
Asset retirement obligation (including current portion)	(99,574)	-	(99,574)
Deferred income taxes	(443,744)	15,157	(428,587)
Pension and post retirement obligations (including current portion)	(713,095)	-	(713,095)
Other non-current liabilities	(66,231)	-	(66,231)
Total liabilities	(2,094,694)	2,428	(2,092,266)

Net tangible and intangible assets acquired	$1,668,398	$-	$1,668,398

(1)
Adjustments include an immaterial correction recorded in the three months ended September 30, 2010 which increased current liabilities and goodwill $3,468 and $2,145, respectively, and decreased deferred income taxes $1,323.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

(19)   Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, Foundation’s subsidiary, Foundation PA (the “2014 Notes Issuer”), issued the 2014 Notes. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Merger, Foundation PA and FCC became subsidiaries of Alpha Natural Resources, Inc.

On August 1, 2009, in connection with the Merger, Foundation PA, Alpha Natural Resources, Inc. and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, Alpha Natural Resources, Inc. assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Merger, FCC merged with and into Alpha Natural Resources, Inc. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries” under the 2014 Notes, referred to as the “2014 Notes Guarantor Subsidiaries”, are each of the direct and indirect wholly owned subsidiaries of Alpha Natural Resources, Inc., other than the 2014 Notes Issuer and the Non-Guarantor Subsidiary. Alpha Natural Resources, Inc. and the 2014 Notes Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

Presented below are condensed consolidating financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009, based on the guarantor structure that was in place at September 30, 2010. As the Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer, Old Alpha’s historical financial statements are the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to Alpha Natural Resources, Inc. in reference to dates following the Merger, and refers to Old Alpha or Alpha Natural Resources, Inc., as applicable, as a guarantor of the 2014 Notes; information is presented for “2014 Notes Issuer” only for dates following the Merger because the 2014 Notes Issuer was a subsidiary of Foundation prior to the Merger; and information for “2014 Notes Guarantor Subsidiaries” prior to the Merger includes only those 2014 Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of September 30, 2010 and December 31, 2009 and for the periods ended September 30, 2010 and 2009, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of Old Alpha and Alpha Natural Resources, Inc. formed on March 25, 2009 in connection with the A/R Facility, that was not and is not a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,629	$-	$418,134	$-	$-	$442,763
Trade accounts receivable, net	-	-	16,147	301,826	-	317,973
Inventories, net	-	-	197,138	-	-	197,138
Prepaid expenses and other current assets	-	-	327,941	-	-	327,941
Total current assets	24,629	-	959,360	301,826	-	1,285,815

Property, equipment and mine development costs, net	-	-	1,116,175	-	-	1,116,175
Owned and leased mineral rights, net	-	-	1,911,851	-	-	1,911,851
Owned lands	-	-	95,427	-	-	95,427
Goodwill	-	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	-	217,186	-	-	217,186
Other non-current assets	5,508,953	1,601,635	4,017,931	46,224	(11,009,216)	165,527
Total assets	$5,533,582	$1,601,635	$8,700,370	$348,050	$(11,009,216)	$5,174,421

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$14,798	$-	$-	$-	$14,798
Trade accounts payable	766	-	164,603	-	-	165,369
Accrued expenses and other current liabilities	3,130	5,645	289,471	60	-	298,306
Total current liabilities	3,896	20,443	454,074	60	-	478,473

Long-term debt	219,302	514,943	-	-	-	734,245
Pension and postretirement medical benefit obligations	-	-	811,142	-	-	811,142
Asset retirement obligations	-	-	208,704	-	-	208,704
Deferred income taxes	-	-	212,902	-	-	212,902
Other non-current liabilities	2,732,075	671,273	1,869,045	342,402	(5,464,149)	150,646
Total liabilities	2,955,273	1,206,659	3,555,867	342,462	(5,464,149)	2,596,112

Stockholders' Equity
Total stockholders' equity	2,578,309	394,976	5,144,503	5,588	(5,545,067)	2,578,309
Total liabilities and stockholders' equity	$5,533,582	$1,601,635	$8,700,370	$348,050	$(11,009,216)	$5,174,421

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$-	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	-	18,541	214,090	-	232,631
Inventories, net	-	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	-	176,953	-	-	176,953
Total current assets	69,410	-	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	-	1,958,855	-	-	1,958,855
Owned lands	-	-	91,262	-	-	91,262
Goodwill	-	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	-	396,491	-	-	396,491
Other non-current assets	4,128,888	1,656,527	2,569,863	49,472	(8,247,726)	157,024
Total assets	$4,198,298	$1,656,527	$7,249,682	$263,562	$(8,247,726)	$5,120,343

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Trade accounts payable	1,469	-	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	9,552	262,217	68	-	273,260
Total current liabilities	2,892	43,052	413,410	68	-	459,422

Long-term debt	210,524	546,229	-	-	-	756,753
Pension and postretirement medical benefit obligations	-	-	682,991	-	-	682,991
Asset retirement obligations	-	-	190,724	-	-	190,724
Deferred income taxes	-	-	301,307	-	-	301,307
Other non-current liabilities	1,393,593	671,273	601,005	259,172	(2,787,186)	137,857
Total liabilities	1,607,009	1,260,554	2,189,437	259,240	(2,787,186)	2,529,054

Stockholders' Equity
Total stockholders' equity	2,591,289	395,973	5,060,245	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,198,298	$1,656,527	$7,249,682	$263,562	$(8,247,726)	$5,120,343

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$896,435	$-	$-	$896,435
Freight and handling revenues	-	-	85,330	-	-	85,330
Other revenues	-	-	17,697	2,170	-	19,867
Total revenues	-	-	999,462	2,170	-	1,001,632
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	664,723	-	-	664,723
Freight and handling costs	-	-	85,330	-	-	85,330
Other expenses	-	-	11,967	-	-	11,967
Depreciation, depletion and amortization	-	-	94,003	-	-	94,003
Amortization of acquired coal supply agreements, net	-	-	52,398	-	-	52,398
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	(14)	-	42,880	718	-	43,584
Total costs and expenses	(14)	-	951,301	718	-	952,005
Income from operations	14	-	48,161	1,452	-	49,627
Other income (expense):
Interest expense	(4,225)	(9,366)	(3,493)	(750)	-	(17,834)
Interest income	-	-	967	-	-	967
Miscellaneous expense, net	-	-	1,261	-	-	1,261
Total other expense, net	(4,225)	(9,366)	(1,265)	(750)	-	(15,606)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,211)	(9,366)	46,896	702	-	34,021
Income tax benefit (expense)	1,642	3,653	(6,681)	(274)	-	(1,660)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	34,443	(7,201)	-	-	(27,242)	-
Income (loss) from continuing operations	31,874	(12,914)	40,215	428	(27,242)	32,361
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(911)	-	-	(911)
Income tax benefit	-	-	424	-	-	424
Loss from discontinued operations	-	-	(487)	-	-	(487)
Net income (loss)	$31,874	$(12,914)	$39,728	$428	$(27,242)	$31,874

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$662,396	$-	$-	$662,396
Freight and handling revenues	-	-	47,592	-	-	47,592
Other revenues	-	-	18,239	1,019	-	19,258
Total revenues	-	-	728,227	1,019	-	729,246
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	469,451	-	-	469,451
Freight and handling costs	-	-	47,592	-	-	47,592
Other expenses	-	-	11,251	-	-	11,251
Depreciation, depletion and amortization	-	-	78,246	-	-	78,246
Amortization of acquired coal supply agreements, net			57,983			57,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	16	-	77,835	406	-	78,257
Total costs and expenses	16	-	742,358	406	-	742,780
(Loss) Income from operations	(16)	-	(14,131)	613	-	(13,534)
Other income (expense):
Interest expense	(7,917)	(7,158)	(27,298)	(462)	-	(42,835)
Interest income	-	-	295	-	-	295
Loss on early extinguishment of debt	-	-	(5,641)			(5,641)
Miscellaneous income (expense), net	-	(146)	1,002	-	-	856
Total other expense, net	(7,917)	(7,304)	(31,642)	(462)	-	(47,325)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(7,933)	(7,304)	(45,773)	151	-	(60,859)
Income tax benefit (expense)	3,094	2,849	38,176	-	-	44,119
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(11,426)	16,146	(4,315)	-	(405)	-
Income (loss) from continuing operations	(16,265)	11,691	(11,912)	151	(405)	(16,740)
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(2,290)	-	-	(2,290)
Income tax benefit	-	-	2,765	-	-	2,765
Loss from discontinued operations	-	-	475	-	-	475
Net income (loss)	$(16,265)	$11,691	$(11,437)	$151	$(405)	$(16,265)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$2,621,805	$-	$-	$2,621,805
Freight and handling revenues	-	-	240,386	-	-	240,386
Other revenues	-	-	55,355	6,495	-	61,850
Total revenues	-	-	2,917,546	6,495	-	2,924,041
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,896,989	-	-	1,896,989
Freight and handling costs	-	-	240,386	-	-	240,386
Other expenses	-	-	36,094	-	-	36,094
Depreciation, depletion and amortization	-	-	280,228	-	-	280,228
Amortization of acquired coal supply agreements, net	-	-	173,988	-	-	173,988
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	-	133,418	2,186	-	135,604
Total costs and expenses	-	-	2,761,103	2,186	-	2,763,289
Income from operations	-	-	156,443	4,309	-	160,752
Other income (expense):
Interest expense	(13,853)	(32,728)	(9,643)	(2,234)	-	(58,458)
Interest income	-	-	2,495	-	-	2,495
Loss on early extinguishment of debt	-	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	-	783	-	-	783
Total other expense, net	(13,853)	(32,728)	(7,714)	(2,234)	-	(56,529)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(13,853)	(32,728)	148,729	2,075	-	104,223
Income tax benefit (expense)	5,402	12,764	(35,367)	(809)	-	(18,010)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	93,163	18,967	-	-	(112,130)	-
Income (loss) from continuing operations	84,712	(997)	113,362	1,266	(112,130)	86,213
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(2,574)	-	-	(2,574)
Income tax benefit	-	-	1,073	-	-	1,073
Loss from discontinued operations	-	-	(1,501)	-	-	(1,501)
Net income (loss)	$84,712	$(997)	$111,861	$1,266	$(112,130)	$84,712

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$1,423,169	$-	$-	$1,423,169
Freight and handling revenues	-	-	129,091	-	-	129,091
Other revenues	-	-	47,731	2,229	-	49,960
Total revenues	-	-	1,599,991	2,229	-	1,602,220
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,039,490	-	-	1,039,490
Freight and handling costs	-	-	129,091	-	-	129,091
Other expenses	-	-	15,650	-	-	15,650
Depreciation, depletion and amortization	-	-	154,803	-	-	154,803
Amortization of acquired coal supply agreements, net	-	-	57,983	-	-	57,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	77	-	116,922	631	-	117,630
Total costs and expenses	77	-	1,513,939	631	-	1,514,647
(Loss) income from operations	(77)	-	86,052	1,598	-	87,573
Other income (expense):
Interest expense	(17,174)	(7,158)	(37,622)	(900)	-	(62,854)
Interest income	-	-	1,275	-	-	1,275
Loss on early extinguishment of debt	-	-	(5,641)	-	-	(5,641)
Miscellaneous income (expense), net	-	(146)	1,183	-	-	1,037
Total other expense, net	(17,174)	(7,304)	(40,805)	(900)	-	(66,183)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(17,251)	(7,304)	45,247	698	-	21,390
Income tax benefit (expense)	6,728	2,849	15,805	(213)	-	25,169
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	50,581	16,146	(4,315)	-	(62,412)	-
Income (loss) from continuing operations	40,058	11,691	56,737	485	(62,412)	46,559
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(11,600)	-	-	(11,600)
Income tax benefit	-	-	5,099	-	-	5,099
Loss from discontinued operations	-	-	(6,501)	-	-	(6,501)
Net income (loss)	$40,058	$11,691	$50,236	$485	$(62,412)	$40,058

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(12,146)	$(37,447)	$554,149	$6,495	$511,051

Investing activities:
Capital expenditures	$-	$-	$(222,960)	$-	$(222,960)
Acquisition of mineral rights under federal lease	-	-	(36,108)	-	(36,108)
Purchase of equity-method investment	-	-	(3,000)	-	(3,000)
Purchase of other investment	-	-	(4,000)	-	(4,000)
Purchases of marketable securities, net	-	-	(181,312)	-	(181,312)
Other, net	-	-	2,043	-	2,043
Net cash used in investing activities	$-	$-	$(445,337)	$-	$(445,337)

Financing activities:
Principal repayments of long-term debt	$-	$(50,934)	$-	$-	$(50,934)
Debt issuance costs	-	(8,710)	-	-	(8,710)
Excess tax benefit from stock-based awards	-	-	8,112	-	8,112
Common stock repurchases	(41,580)	-	-	-	(41,580)
Proceeds from exercise of stock options	4,292	-	-	-	4,292
Transactions with affiliates	4,653	97,091	(95,249)	(6,495)	-
Net cash (used in) provided by financing activities	$(32,635)	$37,447	$(87,137)	$(6,495)	$(88,820)

Net (decrease) increase in cash and cash equivalents	$(44,781)	$-	$21,675	$-	$(23,106)
Cash and cash equivalents at beginning of period	69,410	-	396,459	-	465,869
Cash and cash equivalents at end of period	$24,629	$-	$418,134	$-	$442,763

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by operating activities	$24,662	$8,375	$128,189	$890	$162,116

Investing activities:
Capital expenditures	$-	$-	$(102,816)	$-	$(102,816)
Cash acquired from a merger	23,505	-	-	-	23,505
Other, net	(1,750)	-	657	-	(1,093)
Net cash provided by (used in) investing activities	$21,755	$-	$(102,159)	$-	$(80,404)

Financing activities:
Principal repayments of note payable	$-	$-	$(16,429)	$-	$(16,429)
Principal repayments of long-term debt	-	(8,375)	(233,125)	-	(241,500)
Debt issuance costs	-	-	(11,218)	-	(11,218)
Common stock repurchases	(8,495)	-	-	-	(8,495)
Proceeds from exercise of stock options	2,419	-	-	-	2,419
Other, net	-	-	(232)	(890)	(1,122)
Net cash used in financing activities	$(6,076)	$(8,375)	$(261,004)	$(890)	$(276,345)

Net increase (decrease) in cash and cash equivalents	$40,341	$-	$(234,974)	$-	$(194,633)
Cash and cash equivalents at beginning of period	73,321	-	602,869	-	676,190
Cash and cash equivalents at end of period	$113,662	$-	$367,895	$-	$481,557

Alpha Natural Resources, Inc. may issue new registered debt securities (the “New Notes”) in the future that will be fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009, respectively, based on the guarantor structure that would be in place in the event Alpha Natural Resources, Inc. issues New Notes in the future. As the Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Merger and to Alpha Natural Resources, Inc. in reference to dates following the Merger, and refers to Alpha Natural Resources, Inc. as the issuer of any New Notes that may be issued in the future; and information for “New Notes Guarantor Subsidiaries” prior to the Merger includes only those New Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of September 30, 2010 and December 31, 2009 and for the periods ended September 30, 2010 and 2009, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of Old Alpha and Alpha Natural Resources, Inc. formed on March 25, 2009 in connection with the A/R Facility, that was not and would not be a guarantor of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,629	$418,134	$-	$-	$442,763
Trade accounts receivable, net	-	16,147	301,826	-	317,973
Inventories, net	-	197,138	-	-	197,138
Prepaid expenses and other current assets	-	327,941	-	-	327,941
Total current assets	24,629	959,360	301,826	-	1,285,815

Property, equipment and mine development costs, net	-	1,116,175	-	-	1,116,175
Owned and leased mineral rights, net	-	1,911,851	-	-	1,911,851
Owned lands	-	95,427	-	-	95,427
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	217,186	-	-	217,186
Other non-current assets	5,508,953	5,619,566	46,224	(11,009,216)	165,527
Total assets	$5,533,582	$10,302,005	$348,050	$(11,009,216)	$5,174,421

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$14,798	$-	$-	$14,798
Trade accounts payable	766	164,603	-	-	165,369
Accrued expenses and other current liabilities	3,130	295,116	60	-	298,306
Total current liabilities	3,896	474,517	60	-	478,473

Long-term debt	219,302	514,943	-	-	734,245
Pension and postretirement medical benefit obligations	-	811,142	-	-	811,142
Asset retirement obligations	-	208,704	-	-	208,704
Deferred income taxes	-	212,902	-	-	212,902
Other non-current liabilities	2,732,075	2,540,318	342,402	(5,464,149)	150,646
Total liabilities	2,955,273	4,762,526	342,462	(5,464,149)	2,596,112

Stockholders' Equity
Total stockholders' equity	2,578,309	5,539,479	5,588	(5,545,067)	2,578,309
Total liabilities and stockholders' equity	$5,533,582	$10,302,005	$348,050	$(11,009,216)	$5,174,421

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	18,541	214,090	-	232,631
Inventories, net	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	176,953	-	-	176,953
Total current assets	69,410	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	1,958,855	-	-	1,958,855
Owned lands	-	91,262	-	-	91,262
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	396,491	-	-	396,491
Other non-current assets	4,128,888	4,226,390	49,472	(8,247,726)	157,024
Total assets	$4,198,298	$8,906,209	$263,562	$(8,247,726)	$5,120,343

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500
Trade accounts payable	1,469	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	271,769	68	-	273,260
Total current liabilities	2,892	456,462	68	-	459,422

Long-term debt	210,524	546,229	-	-	756,753
Pension and postretirement medical benefit obligations	-	682,991	-	-	682,991
Asset retirement obligations	-	190,724	-	-	190,724
Deferred income taxes	-	301,307	-	-	301,307
Other non-current liabilities	1,393,593	1,272,278	259,172	(2,787,186)	137,857
Total liabilities	1,607,009	3,449,991	259,240	(2,787,186)	2,529,054

Stockholders' Equity
Total stockholders' equity	2,591,289	5,456,218	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,198,298	$8,906,209	$263,562	$(8,247,726)	$5,120,343

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$896,435	$-	$-	$896,435
Freight and handling revenues	-	85,330	-	-	85,330
Other revenues	-	17,697	2,170	-	19,867
Total revenues	-	999,462	2,170	-	1,001,632
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	664,723	-	-	664,723
Freight and handling costs	-	85,330	-	-	85,330
Other expenses	-	11,967	-	-	11,967
Depreciation, depletion and amortization	-	94,003	-	-	94,003
Amortization of acquired coal supply agreements, net	-	52,398	-	-	52,398
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	(14)	42,880	718	-	43,584
Total costs and expenses	(14)	951,301	718	-	952,005
Income from operations	14	48,161	1,452	-	49,627
Other income (expense):
Interest expense	(4,225)	(12,859)	(750)	-	(17,834)
Interest income	-	967	-	-	967
Miscellaneous expense, net	-	1,261	-	-	1,261
Total other expense, net	(4,225)	(10,631)	(750)	-	(15,606)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,211)	37,530	702	-	34,021
Income tax benefit (expense)	1,642	(3,028)	(274)	-	(1,660)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	34,443	(7,201)	-	(27,242)	-
Income (loss) from continuing operations	31,874	27,301	428	(27,242)	32,361
Discontinued operations:
Loss from discontinued operations before income taxes	-	(911)	-	-	(911)
Income tax benefit	-	424	-	-	424
Loss from discontinued operations	-	(487)	-	-	(487)
Net income (loss)	$31,874	$26,814	$428	$(27,242)	$31,874

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$662,396	$-	$-	$662,396
Freight and handling revenues	-	47,592	-	-	47,592
Other revenues	-	18,239	1,019	-	19,258
Total revenues	-	728,227	1,019	-	729,246
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	469,451	-	-	469,451
Freight and handling costs	-	47,592	-	-	47,592
Other expenses	-	11,251	-	-	11,251
Depreciation, depletion and amortization	-	78,246	-	-	78,246
Amortization of acquired coal supply agreements, net	-	57,983	-	-	57,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	16	77,835	406	-	78,257
Total costs and expenses	16	742,358	406	-	742,780
(Loss) Income from operations	(16)	(14,131)	613	-	(13,534)
Other income (expense):
Interest expense	(7,917)	(34,456)	(462)	-	(42,835)
Interest income	-	295	-	-	295
Loss on early extinguishment of debt	-	(5,641)	-	-	(5,641)
Miscellaneous income (expense), net	-	856	-	-	856
Total other expense, net	(7,917)	(38,946)	(462)	-	(47,325)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(7,933)	(53,077)	151	-	(60,859)
Income tax benefit (expense)	3,094	41,025	-	-	44,119
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(11,426)	11,831	-	(405)	-
Income (loss) from continuing operations	(16,265)	(221)	151	(405)	(16,740)
Discontinued operations:
Loss from discontinued operations before income taxes	-	(2,290)	-	-	(2,290)
Income tax benefit	-	2,765	-	-	2,765
Loss from discontinued operations	-	475	-	-	475
Net income (loss)	$(16,265)	$254	$151	$(405)	$(16,265)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$2,621,805	$-	$-	$2,621,805
Freight and handling revenues	-	240,386	-	-	240,386
Other revenues	-	55,355	6,495	-	61,850
Total revenues	-	2,917,546	6,495	-	2,924,041
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	1,896,989	-	-	1,896,989
Freight and handling costs	-	240,386	-	-	240,386
Other expenses	-	36,094	-	-	36,094
Depreciation, depletion and amortization	-	280,228	-	-	280,228
Amortization of acquired coal supply agreements, net	-	173,988	-	-	173,988
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	133,418	2,186	-	135,604
Total costs and expenses	-	2,761,103	2,186	-	2,763,289
Income from operations	-	156,443	4,309	-	160,752
Other income (expense):
Interest expense	(13,853)	(42,371)	(2,234)	-	(58,458)
Interest income	-	2,495	-	-	2,495
Loss on early extinguishment of debt	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	783	-	-	783
Total other expense, net	(13,853)	(40,442)	(2,234)	-	(56,529)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(13,853)	116,001	2,075	-	104,223
Income tax benefit (expense)	5,402	(22,603)	(809)	-	(18,010)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	93,163	18,967	-	(112,130)	-
Income (loss) from continuing operations	84,712	112,365	1,266	(112,130)	86,213
Discontinued operations:
Loss from discontinued operations before income taxes	-	(2,574)	-	-	(2,574)
Income tax benefit	-	1,073	-	-	1,073
Loss from discontinued operations	-	(1,501)	-	-	(1,501)
Net income (loss)	$84,712	$110,864	$1,266	$(112,130)	$84,712

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$1,423,169	$-	$-	$1,423,169
Freight and handling revenues	-	129,091	-	-	129,091
Other revenues	-	47,731	2,229	-	49,960
Total revenues	-	1,599,991	2,229	-	1,602,220
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	1,039,490	-	-	1,039,490
Freight and handling costs	-	129,091	-	-	129,091
Other expenses	-	15,650	-	-	15,650
Depreciation, depletion and amortization	-	154,803	-	-	154,803
Amortization of acquired coal supply agreements, net	-	57,983	-	-	57,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	77	116,922	631	-	117,630
Total costs and expenses	77	1,513,939	631	-	1,514,647
(Loss) income from operations	(77)	86,052	1,598	-	87,573
Other income (expense):
Interest expense	(17,174)	(44,780)	(900)	-	(62,854)
Interest income	-	1,275	-	-	1,275
Loss on early extinguishment of debt	-	(5,641)	-	-	(5,641)
Miscellaneous income (expense), net	-	1,037	-	-	1,037
Total other expense, net	(17,174)	(48,109)	(900)	-	(66,183)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(17,251)	37,943	698	-	21,390
Income tax benefit (expense)	6,728	18,654	(213)	-	25,169
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	50,581	11,831	-	(62,412)	-
Income (loss) from continuing operations	40,058	68,428	485	(62,412)	46,559
Discontinued operations:
Loss from discontinued operations before income taxes	-	(11,600)	-	-	(11,600)
Income tax benefit	-	5,099	-	-	5,099
Loss from discontinued operations	-	(6,501)	-	-	(6,501)
Net income (loss)	$40,058	$61,927	$485	$(62,412)	$40,058

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(12,146)	$516,702	$6,495	$511,051

Investing activities:
Capital expenditures	$-	$(222,960)	$-	$(222,960)
Acquisition of mineral rights under federal lease	-	(36,108)	-	(36,108)
Purchase of equity-method investment	-	(3,000)	-	(3,000)
Purchase of other investment	-	(4,000)		(4,000)
Purchases of marketable securities, net	-	(181,312)	-	(181,312)
Other, net	-	2,043	-	2,043
Net cash used in investing activities	$-	$(445,337)	$-	$(445,337)

Financing activities:
Principal repayments on long-term debt	$-	$(50,934)	$-	$(50,934)
Debt issuance costs	-	(8,710)	-	(8,710)
Excess tax benefit from stock-based awards	-	8,112	-	8,112
Common stock repurchases	(41,580)	-	-	(41,580)
Proceeds from exercise of stock options	4,292	-	-	4,292
Transactions with affiliates	4,653	1,842	(6,495)	-
Net cash used in financing activities	$(32,635)	$(49,690)	$(6,495)	$(88,820)

Net (decrease) increase in cash and cash equivalents	$(44,781)	$21,675	$-	$(23,106)
Cash and cash equivalents at beginning of period	69,410	396,459	-	465,869
Cash and cash equivalents at end of period	$24,629	$418,134	$-	$442,763

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by operating activities	$24,662	$136,564	$890	$162,116

Investing activities:
Capital expenditures	$-	$(102,816)	$-	$(102,816)
Cash acquired from a merger	23,505	-	-	23,505
Other, net	(1,750)	-	657	(1,093)
Net cash provided by (used in) investing activities	$21,755	$(102,816)	$657	$(80,404)

Financing activities:
Principal repayments of note payable	$-	$(16,429)	$-	$(16,429)
Principal repayments of long-term debt	-	(241,500)	-	(241,500)
Debt issuance costs	-	(11,218)	-	(11,218)
Common stock repurchases	(8,495)	-	-	(8,495)
Proceeds from exercise of stock options	2,419	-	-	2,419
Other, net	-	(232)	(890)	(1,122)
Net cash used in investing activities	$(6,076)	$(269,379)	$(890)	$(276,345)

Net increase (decrease) in cash and cash equivalents	$40,341	$(235,631)	$657	$(194,633)
Cash and cash equivalents at beginning of period	73,321	602,869	-	676,190
Cash and cash equivalents at end of period	$113,662	$367,238	$657	$481,557

(20)   Share Repurchase Program

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits the Company to repurchase up to $125,000 of its outstanding common stock, par value $0.01 per share (“Shares”). The program enables the Company to repurchase Shares from time to time, as market conditions warrant. During the three and nine months ended September 30, 2010, the Company repurchased 5,121 Shares and 688,321 Shares under this program, which were recorded as treasury stock in the Condensed Consolidated Balance Sheets.  The Company may purchase up to an additional $100,001 worth of Shares under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Merger”) with Foundation continuing as the surviving legal corporation of the Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For accounting purposes, the Merger is treated as a “reverse acquisition” with Old Alpha considered the accounting acquirer. Accordingly, Old Alpha’s historical financial statements are included in periodic filings of Alpha subsequent to the Merger. The results of operations for the three and nine months ended September 30, 2010 contain the combined results of both companies.  The results of operations for the three and nine months ended September 30, 2009 include the results for Old Alpha for the entire periods and include the results of Foundation for only those months in the periods subsequent to the Merger.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha”, “we”, “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Merger.

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

 This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

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
•
other factors, including the other factors discussed in “-Overview - Coal Pricing Trends, Uncertainties and Outlook” below, Part II, Item 1A “Risk Factors” below and the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and Quarterly Report on Form 10-Q for the three months ended June 30, 2010.

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

Overview

We are one of America’s premier coal suppliers, operating 64 mines and 14 coal preparation and load-out facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,400 employees.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three and nine months ended September 30, 2010, sales of steam coal were 18.2 million and 53.8 million tons, respectively, and accounted for approximately 86% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2009, sales of steam coal were 14.4 million and 20.3 million tons, respectively, and accounted for approximately 87% and 78% of our coal sales volume, respectively. For the three and nine months ended September 30, 2010, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.0 million and 8.9 million tons, respectively, and accounted for approximately 14% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2009, sales of metallurgical coal were 2.1 million and 5.6 million tons, respectively, and accounted for approximately 13% and 22%, respectively, of our coal sales volume. The effect of the Merger on the relative percentages of coal sales volumes for three and nine months ended September 30, 2010 is discussed below in “Results of Operations-Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009” and “Results of Operations-Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009”.

Our sales of steam coal for the three and nine months ended September 30, 2010 and 2009 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and nine months ended September 30, 2010, approximately 36% and 35% of our coal revenues combined with freight and handling revenues, respectively, were derived from sales made outside the United States, compared to 29% and 34% for the three and nine months ended September 30, 2009, respectively.

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

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its 2010 Annual Energy Outlook forecasts that coal-fired electrical generation will increase by an average annual growth rate of 2.0% through 2015. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the growing economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam and metallurgical coal reserves located within the United States. Despite the current condition of the U.S. and global economies, the International Monetary Fund’s April 2010 World Economic Outlook forecasts U.S. annual GDP to grow 2.6% and 2.3% in 2010 and 2011, respectively.

According to the National Energy Technology Laboratory’s (“NETL”) January 2010 report on new coal-fired power plants, there are 13,755 megawatts of new coal-fired electrical generation under construction in the United States and 320 megawatts of new coal-fired electrical generation capacity near construction in the United States. This expected new capacity will increase the annual coal consumption for electrical generation by an estimated 46 million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 3,280 megawatts of coal-fired electrical generation are in the permitting phase and 26,233 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.

Coal exports from the U.S. decreased from approximately 82 million tons in 2008 to approximately 59 million tons in 2009 in response to the worldwide economic downturn. Through the first three quarters of 2010, exports recovered from their 2009 decline, reaching 58.2 million tons, based on EIA data. Total exports for 2010 are projected by the EIA to reach approximately 76.5 million tons. According to the EIA’s 2010 International Energy Outlook (“IEO”), global primary energy demand is projected to grow by 49% between 2010 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. Total coal use is expected to grow by 56% above 2007 levels by 2035, with China and India alone accounting for 85% of that increase. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly coal production reporting through September 30, 2010 from the EIA, third quarter 2010 Appalachian production remained steady compared to the second quarter of 2010. Compared to the second quarter of 2010, Western coal production increased by approximately 6.6% in the third quarter of 2010. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines and maintain water quality standards are likely to slow the permitting process for mining in that region with resultant uncertainties for producers. Increased MSHA mine inspection activity may also impact production levels. Through September 30, 2010, average prices for Central Appalachian coal have increased 10% while Northern Appalachian coal prices have increased 15% over last quarter. Average spot market prices for Powder River Basin coal have risen nearly 30% in 2010, with the basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

Utility inventories in the U.S. have fallen sharply, according to the EIA, and are approximately 158 million tons as of September 2010 as a result of extended hot summer weather, reduced fuel switching and lower production levels. The pace of coal burn is expected to slow in the shoulder months before picking up again during the winter heating season. Given increased exports in the first three quarters of 2010 compared to the 2009 levels, more steam coal crossing over into the metallurgical coal market and lower U.S. production levels, particularly in Central Appalachia, where regulatory pressures could reduce coal supply as permit issuance has almost come to a standstill and costs increase, higher forward prices for U.S. thermal coal have been fairly persistent in 2010.

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

The uneven recovery from the worldwide economic slowdown and the volatility and uncertainty in the credit markets have had an impact on global energy fundamentals. Although prices for fossil fuels have not rebounded to the peak levels seen prior to the economic slowdown, coal prices have strengthened in 2010. After shutting-in significant capacity in the early part of 2009 due to the lack of near-term visibility around demand, steel manufacturers have increased steel plant utilization, from under 40% in January 2009 to approximately 70% in September 2010, translating into strong metallurgical coal pricing and demand so far in 2010. The relatively low price of natural gas is creating further competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the world’s fastest growing fuel for six of the last eight years, and is forecasted by the EIA to grow the most in nineteen of the next twenty five years. Seaborne coal has grown to nearly 1 billion tons annually, and U.S. exports will be needed to meet worldwide demand, particularly in China and India. In addition, the idling of coal mines due to weakened market conditions, and the resulting decrease in production, particularly in Central Appalachia, should better match production to demand. These factors should lead to a tighter market for coal, both globally and in the United States, in the coming years.

Our results of operations are dependent upon the prices we obtain for our coal as well as our ability to improve productivity and control costs. Our operating costs include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.

Our management continues to aggressively control costs and strives to improve operating performance to mitigate external cost pressures. As is common in the current economic environment, we are experiencing volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare and have taken measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Employee labor costs have historically increased primarily due to the demands associated with attracting and retaining a workforce; however, recent stability in the marketplace has helped ease this situation. We may also continue to experience difficult geologic conditions, delays or the inability to obtain permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

         On September 23, 2010, the Mine Safety and Health Administration (MSHA) published an emergency temporary standard that revises the existing federal standard for the incombustible content of combined coal dust, rock dust and other dust in coal mines. Rock dust is pulverized stone used to cover coal dust and render it inert. Effective rock dust application can prevent coal dust explosions and can reduce the severity of methane explosions. The emergency temporary standard requires mine operators to increase the incombustible content of the combined coal dust, rock dust, and other dust in all accessible areas of underground coal mines to at least 80%. This is an increase from the pre-existing standard of 65%, except for return air courses where the pre-existing standard was already 80%. Mine operators must comply with the standard for newly mined areas by October 7, 2010, and all other areas of the mine by November 22, 2010. To meet these compliance dates, MSHA encouraged mine operators to immediately begin rock dusting all other areas, starting with those that pose the greatest risk to miners: for example, areas near the active faces and areas that contain possible ignition sources, such as conveyer belt drives and belt entries. The new standard will increase costs due to additional rock-dusting materials, additional equipment and additional labor that will be necessary to comply with the new standard.

         On June 29, 2010, EPA included methane emissions from underground coal mines as sources of greenhouse gases subject to the mandatory greenhouse gas reporting regulations that were adopted on October 30, 2009. Under the rule for underground coal mines, any facility that is subject to quarterly sampling for methane of mine ventilation systems by the Mine Safety and Health Administration (MSHA) must begin monitoring methane emissions on January 1, 2011. Reports of methane emissions (and for methane destruction by combustion—carbon dioxide emissions) for 2011 are due to EPA on March 31, 2012. At present the regulations only require monitoring and reporting of the amounts of these emissions from underground coal mines. There are presently no capture or control requirements in the regulations. However, these monitoring and reporting regulations may lead to additional regulation of these emissions from underground coal mines.

Results of Operations

As a result of the Merger, the results of operations for the three and nine months ended September 30, 2010 are not comparable to the three and nine months ended September 30, 2009 due to the fact that the results for the three and nine months ended September 30, 2009 only include the results of Foundation for the months of August and September 2009. To help understand the operating results, the term “Foundation operations” refers to the results of Foundation on a stand-alone basis for the three and nine months ended September 30, 2010 and the term “legacy Alpha operations” refers to the results of Old Alpha on a stand-alone basis for three and nine months ended September 30, 2010. Additionally, the calculations of selling, general and administrative expenses for both companies are not comparable calculations to the expenses that would have been calculated as separate entities due to certain intercompany allocations of the combined company. Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations.

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

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income (loss) from continuing operations	$32,361	$(16,740)	$86,213	$46,559
Interest expense	17,834	42,835	58,458	62,854
Interest income	(967)	(295)	(2,495)	(1,275)
Income tax expense (benefit)	1,660	(44,119)	18,010	(25,169)
Depreciation, depletion and amortization	94,003	78,246	280,228	154,803
Amortization of acquired coal supply agreements, net	52,398	57,983	173,988	57,983
EBITDA from continuing operations	$197,289	$117,910	$614,402	$295,755

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Summary

Total revenues increased $272.4 million, or 37%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in revenues was due to an increase in coal revenues of $234.0 million, or 35%, increased freight and handling revenues of $37.7 million, and increased other revenues of $0.6 million. The increase in coal revenues was primarily the result of increased tons shipped due to the inclusion of the Foundation operations for a full three months in the quarter ended September 30, 2010 and higher coal sales realizations per ton for both steam and metallurgical coal which reflects more favorable pricing on tons sold in the three months ended September 30, 2010 compared to the prior year period.

Income from continuing operations increased $49.1 million, or 293%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was largely due to an increase in coal and other revenues of $234.0 million and $0.6 million, respectively, and a decrease in other expense, net of $31.7 million, partially offset by an increase in certain operating costs and expenses of $171.5 million and an increase in income tax expense of $45.7 million.

The increase in certain operating costs and expenses of $171.5 million was due to an increase in cost of coal sales of $195.3 million, increased depreciation, depletion and amortization of $15.8 million and increased other expenses of $0.7 million, partially offset by a decrease in selling, general and administrative expenses of $34.7 million and a decrease in amortization expense of acquired coal supply agreements, net of $5.6 million.

We sold 21.2 million tons of coal during the three months ended September 30, 2010 compared to 16.5 million tons in the prior year period, an increase of 4.7 million tons, or 29%. The 21.2 million tons sold during the three months ended September 30, 2010 consisted of 5.9 million tons of steam coal and 3.0 million tons of metallurgical coal from our Eastern Coal Operations and 12.3 million tons of steam coal from our Western Coal Operations. The 16.5 million tons sold during the three months ended September 30, 2009 consisted of 5.8 million tons of steam coal and 2.1 million tons of metallurgical coal from our Eastern Coal Operations and 8.6 million tons of steam coal from our Western Coal Operations.

The consolidated average coal sales realization per ton for the three months ended September 30, 2010 was $42.37 compared to $40.25 in the prior year period. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $122.24 and $67.72, respectively, for the three months ended September 30, 2010 compared to $96.94 and $64.43, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.10 for the three months ended September 30, 2010 compared to $10.39 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 26% for the three months ended September 30, 2010 compared to 29% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 27% and 23%, respectively, for the three months ended September 30, 2010 compared to 30% and 22%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $11.12 for the three months ended September 30, 2010 compared to $11.75 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $23.16 and $2.53, respectively, for the three months ended September 30, 2010 compared to $22.13 and $2.31, respectively, in the prior year period.

Revenues

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$394,342	$370,619	$23,723	6%
Western steam	137,111	89,568	47,543	53%
Metallurgical	364,982	202,209	162,773	80%
Freight and handling revenues	85,330	47,592	37,738	79%
Other revenues	19,867	19,258	609	3%
Total revenues	$1,001,632	$729,246	$272,386	37%

Tons sold :
Eastern steam	5,823	5,752	71	1%
Western steam	12,349	8,618	3,731	43%
Metallurgical	2,986	2,086	900	43%
Total	21,158	16,456	4,702	29%

Coal sales realization per ton:
Eastern steam	$67.72	$64.43	$3.29	5%
Western steam	$11.10	$10.39	$0.71	7%
Metallurgical	$122.24	$96.94	$25.30	26%
Average	$42.37	$40.25	$2.12	5%

Coal revenues. Coal revenues increased $234.0 million, or 35%, for the three months ended September 30, 2010 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $162.8 million, an increase in eastern steam coal revenues of $23.7 million and an increase in western steam coal revenues of $47.5 million.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 0.9 million, or 43%, compared to the prior year period which reflects an increase in demand from steel producers in the three months ended September 30, 2010 compared to the prior year period and to a lesser extent, the inclusion of the Foundation operations for the full three months of the quarter ended September 30, 2010. Coal sales realization per ton increased $25.30, or 26%, compared to the prior year period as a result of increased pricing due to stronger demand.

The increase in eastern steam coal revenues was largely due to an increase in coal sales realization per ton of $3.29, or 5%, due to higher contracted prices for the tons shipped in the current quarter, compared to the prior year period. Eastern steam tons shipped increased 1% to 5.8 million tons for the three months ended September 30, 2010.

The increase in western steam coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Tons shipped increased 3.7 million primarily due to the inclusion of the Foundation operations for the full three months of the quarter ended September 30, 2010. Coal sales realization per ton increased $0.71, or 7%, compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended September 30, 2010 was 14% and 86%, respectively, compared with 13% and 87%, respectively, in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the three months ended September 30, 2010 was 41% and 59%, respectively, compared with 31% and 69%, respectively, in the prior year period.

Freight and handling revenues. Freight and handling revenues were $85.3 million for the three months ended September 30, 2010, an increase of $37.7 million compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased $0.6 million, or 3%, for the three month period ended September 30, 2010 compared to the three months ended September 30, 2009. Other revenues generally consist of our road construction, Dry Systems Technology and Coal Gas Recovery businesses, mark-to-market gains and losses on coal sales contracts that are reported at fair value, terminal fee revenues and royalty revenues.

Costs and Expenses

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$664,723	$469,451	$195,272	42%
Freight and handling costs	85,330	47,592	37,738	79%
Other expenses	11,967	11,251	716	6%
Depreciation, depletion and amortization	94,003	78,246	15,757	20%
Amortization of acquired coal supply agreements, net	52,398	57,983	(5,585)	(10)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,584	78,257	(34,673)	(44)%
Total costs and expenses	$952,005	$742,780	$209,225	28%

Cost of coal sales per ton:1
Eastern coal operations	$63.04	$50.96	$12.08	24%
Western coal operations	$8.57	$8.08	$0.49	6%
Average	$31.25	$28.50	$2.75	10%

1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $195.3 million, or 42%, for the three months ended September 30, 2010 compared to the prior year period. The increase was largely due to increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes. These increases were partially due to the inclusion of the Foundation operations for the full three months of the quarter ended September 30, 2010. Additionally, cost of coal sales included non-recurring charges of $11.4 million related to aligning vacation and retirement benefits company-wide. The consolidated average cost of coal sales per ton was $31.25 compared to $28.50 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $63.04 and $8.57, respectively, compared to $50.96 and $8.08, respectively, in the prior year period. The increase in cost of coal sales per ton for our Eastern Coal Operations was largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to the impact of our miner vacation schedule, which impacted the current year period more as a result of the inclusion of the Foundation operations for the full three months, and a longwall move that began in August of 2010. An increase in purchased coal volumes also contributed to the increase in cost of coal sales per ton for our Eastern Coal Operations.

Freight and handling costs. Freight and handling costs increased $37.7 million, or 79%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are offset by equivalent revenues and do not contribute to our profitability.

Other expenses. Other expenses increased $0.7 million, or 6%, for the three months ended September 30, 2010 compared to the prior year period. Other expenses generally consist of mark-to-market gains and losses on derivatives swap contracts that are not designated as cash flow hedges and expenses associated with our road construction, Dry Systems Technology and Coal Gas Recovery businesses.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $15.8 million, or 20%, for the three months ended September 30, 2010 compared to the prior year period. The increase consisted of increased depreciation and amortization of $9.9 million primarily related to capital expenditures during the previous twelve months and increased depletion expense of $5.9 million related to increased production compared to the prior year period. These increases were due in part to the inclusion of the Foundation operations for the full three months in the quarter ended September 30, 2010.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $52.4 million for the three months ended September 30, 2010 compared to $58.0 million in the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $34.7 million, or 44%, for the three months ended September 30, 2010 compared to the prior year period. The decrease was primarily due to decreased merger related expenses related to severance, relocation and legal costs incurred for the Foundation merger, lower expenses recorded for share-based compensation and a curtailment gain recorded during the current quarter associated with a re-measurement of  our defined-benefit pension plan obligations as a result of a plan change due to the alignment of employee benefits company-wide, partially offset by the increased expenses associated with the inclusion of the Foundation operations for the full three months in the quarter ended September 30, 2010.

Interest expense. Interest expense decreased $25.0 million, or 58%, during the three months ended September 30, 2010 compared to the prior year period. The decrease in interest expense was primarily due to the decrease in interest expense associated with the unrealized losses due to changes in fair value of an interest rate swaps that were de-designated as cash flow hedges in the prior year period as a result of paying off the legacy Alpha term loan.

Interest income. Interest income increased by $0.7 million for the three months ended September 30, 2010 compared to the prior year period primarily due to a higher average cash balance invested in marketable securities.

Miscellaneous income (expense), net. Miscellaneous income (expense), net was income of $1.3 million for the three months ended September 30, 2010 compared to income of $0.9 million in the prior year period.

Income tax (expense) benefit. Income tax expense from continuing operations of $1.7 million was recorded for the three months ended September 30, 2010 on income from continuing operations before income taxes of $34.0 million, which equates to an effective tax rate of 4.9%. This rate is lower than the federal statutory rate of 35% largely due to the tax benefits associated with percentage depletion. Income tax benefit from continuing operations of $44.1 million was recorded for the three months ended September 30, 2009 on a loss from continuing operations before income taxes of $60.9 million, which equates to an effective tax benefit rate of (72.5%). This benefit rate was higher than the federal statutory rate of 35% due primarily to a decrease in the valuation allowance for certain deferred tax assets and the tax benefits associated with percentage depletion, partially offset by the effect of certain non-deductible transaction costs and the expense related to interest rate swaps.

Discontinued operations. Loss from discontinued operations for the three months ended September 30, 2010 was $0.5 million, net of tax, compared to income from discontinued operations of $0.5 million, net of tax, in the prior year period.

Segment Analysis

The price of coal is influenced by many factors including, but not limited to: (1) coal quality, which includes energy content (heat value), sulfur, ash, volatile matter and moisture content; (2) transportation costs; (3) regional supply and demand; (4) available competitive fuel sources such as natural gas, nuclear or hydro; and (5) production costs, which vary by mine type, available technology and equipment utilization, productivity, geological conditions, and mine operating expenses.

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

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	12,349	8,618	3,731	43%
Steam coal sales realization per ton	$11.10	$10.39	$0.71	7%
Total revenues	$139,353	$90,240	$49,113	54%
EBITDA from continuing operations	$25,239	$18,120	$7,119	39%

Eastern Coal Operations
Steam tons sold	5,823	5,752	71	1%
Metallurgical tons sold	2,986	2,086	900	43%
Steam coal sales realization per ton	$67.72	$64.43	$3.29	5%
Metallurgical coal sales realization per ton	$122.24	$96.94	$25.30	26%
Total revenues	$850,690	$632,739	$217,951	34%
EBITDA from continuing operations	$171,547	$165,409	$6,138	4%

Western Coal Operations – Our Western Coal Operations are located in the southern Powder River Basin of Wyoming and were acquired in the Merger. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations for our Western Coal Operations increased $7.1 million, or 39%, compared to the prior year period. The increase was due to an increase in total revenues of $49.1 million, partially offset by increased certain operating expenses of $42.0 million. The increase in total revenues consisted of an increase in coal and other revenues of $47.5 million and $1.6 million, respectively. The increase in coal revenues was largely due to increased tons shipped of 3.7 million, or 43%, and increased average sales realization per ton of $0.71, or 7%. The increase in certain operating expenses consisted of an increase in cost of coal sales of $35.6 million and a $6.4 million increase in other operating expenses. These increases were primarily due to the inclusion of the Western Coal Operations for the full three months of the quarter ending September 30, 2010 compared to the prior year period.

Eastern Coal Operations – Our Eastern Coal Operations are located in Pennsylvania, West Virginia, Virginia and Kentucky and produce steam coal that is sold primarily to electric utilities and industrial customers. Our Eastern Coal Operations also produce metallurgical coal that is sold primarily to steel producers. EBITDA from continuing operations increased $6.1 million, or 4%, compared to the prior year period. The increase was due to an increase in coal and other revenues of $180.2 million and an increase in other income of $0.4 million, partially offset by an increase in certain operating expenses of $174.5 million. The increase in total revenues was due to an increase in coal revenues of $186.5 million, which consisted of an increase in metallurgical and steam coal revenues of $162.8 million and $23.7 million, respectively, partially offset by a decrease in other revenues of $6.3 million. The increase in certain operating expenses consisted of an increase in cost of coal sales of $156.5 million and increased other operating expenses of $18.0 million.

The increase in metallurgical coal revenues was due to an increase in shipments of 0.9 million tons, or 43%, and an increase in average coal sales realization per ton of $25.30, or 26%. These increases were largely due to increased demand for metallurgical coal from steel producers and higher contracted prices for tons shipped during the current quarter compared to the prior year period. The increase in steam coal revenues was largely due to an increase in average coal sales realization per ton of $3.29, or 5%.

The increase in cost of coal sales was due to increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes, all of which experienced increases due in part to the inclusion of the Foundation operations for the full three months of the quarter ended September 30, 2010. Cost of coal sales per ton increased $12.08, or 24%, compared to the prior year period largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to the impact of our miner vacation schedule, which had a larger impact in the current year period as a result of the inclusion of the Foundation operations for the full three months of the current quarter, and the impact of a longwall move that began in August of 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Summary

Total revenues increased $1,321.8 million, or 82%, for the nine months ended September 30, 2010 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $1,198.6 million, increased freight and handling revenues of $111.3 million and increased other revenues of $11.9 million. The increase in coal revenues consisted of an increase of $1,003.0 million, or 361% from the Foundation operations as a result of their inclusion for the full nine months in 2010 and an increase of $195.6 million, or 17% from the legacy Alpha operations. The increase in freight and handling revenues consisted of an increase of $107.9 million from the legacy Alpha operations and an increase of $3.4 million from the Foundation operations. The increase in other revenues consisted of an increase of $22.9 million from the Foundation operations, partially offset by a decrease of $11.0 million from the legacy Alpha operations.

Income from continuing operations increased $39.7 million, or 85%, for the nine months ended September 30, 2010 compared to the prior year period. The increase was largely due to increased coal and other revenues of $1,198.6 million and $11.9 million, respectively, and a decrease in other expense, net, of $9.7 million, partially offset by increased certain operating costs and expenses of $1,137.3 million and a $43.2 million increase in income tax expense.

The increase in certain operating costs and expenses of $1,137.3 million was due to increased cost of coal sales of $857.5 million, increased depreciation, depletion and amortization expenses of $125.4 million, increased amortization of acquired coal supply agreements of $116.0 million, increased other expenses of $20.4 million and increased selling, general and administrative expenses of $18.0 million. The increase in cost of coal sales consisted of an increase of $690.8 million, or 363%, from the former Foundation operations and an increase of $166.7 million, or 20%, from the legacy Alpha operations. The increase in depreciation, depletion and amortization expenses consisted of an increase of $134.3 million from the Foundation operations, partially offset by an $8.9 million decrease from the legacy Alpha operations. The increase in other expenses consisted of an increase of $11.4 million from the Foundation operations and an increase of $9.0 million from the legacy Alpha operations. The increase in selling, general and administrative expenses consisted of an increase of $49.5 million from the Foundation operations partially offset by a decrease of $31.5 million from the legacy Alpha operations.

We sold 62.7 million tons of coal during the nine months ended September 30, 2010 compared to 25.9 million tons in the prior year period, an increase of 36.8 million tons, or 142%. The 62.7 million tons sold during the nine months ended September 30, 2010 consisted of 18.2 million tons of steam coal and 8.9 million tons of metallurgical coal from our Eastern Coal Operations and 35.6 million tons of steam coal from our Western Coal Operations. The 25.9 million tons sold during the nine months ended September 30, 2009 consisted of 11.7 million tons of steam coal and 5.6 million tons of metallurgical coal from our Eastern Coal Operations and 8.6 million tons of steam coal from our Western Coal Operations.

The increase in coal sales volumes of 36.8 million tons was due to increases of 27.0 million, 8.1 million and 1.2 million tons of western steam, eastern steam and metallurgical coal, respectively, from the Foundation operations and an increase of 2.1 million tons of metallurgical coal partially offset by a decrease of 1.6 million tons of eastern steam coal from the legacy Alpha operations.

The consolidated average coal sales realization per ton for the nine months ended September 30, 2010 was $41.79 compared to $54.89 in the prior year period. The decrease was largely attributable to the inclusion of coal sales for the full nine months ended September, 30, 2010 from our Western Coal Operations, which has a substantially lower coal sales realization per ton due to the difference in pricing between coal in the Powder River Basin and coal in the eastern coal basins. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $113.56 and $67.08, respectively, for the nine months ended September 30, 2010 compared to $98.48 and $66.83, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $10.95 for the nine months ended September 30, 2010 compared to $10.39 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 28% for the nine months ended September 30, 2010 compared to 27% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 30% and 20%, respectively, for the nine months ended September 30, 2010 compared to 27% and 22%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $11.74 for the nine months ended September 30, 2010 compared to $14.72 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $24.36 and $2.14, respectively, for the nine months ended September 30, 2010 compared to $20.90 and $2.31, respectively, in the prior year period.

Revenues

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,222,478	$783,698	$438,780	56%
Western steam	389,931	89,568	300,363	335%
Metallurgical	1,009,396	549,903	459,493	84%
Freight and handling revenues	240,386	129,091	111,295	86%
Other revenues	61,850	49,960	11,890	24%
Total revenues	$2,924,041	$1,602,220	$1,321,821	82%

Tons sold :
Eastern steam	18,223	11,727	6,496	55%
Western steam	35,620	8,618	27,002	313%
Metallurgical	8,889	5,584	3,305	59%
Total	62,732	25,929	36,803	142%

Coal sales realization per ton:
Eastern steam	$67.08	$66.83	$0.25	0%
Western steam	$10.95	$10.39	$0.56	5%
Metallurgical	$113.56	$98.48	$15.08	15%
Average	$41.79	$54.89	$(13.10)	(24)%

Coal revenues. Coal revenues increased $1,198.7 million, or 84%, for the nine months ended September 30, 2010 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $459.5 million, an increase in eastern steam coal revenues of $438.8 million and an increase in western steam coal revenues of $300.4 million.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 3.3 million, or 59%, compared to the prior year period and consisted of an increase of 1.2 million tons from the Foundation operations and an increase of 2.1 million tons from the legacy Alpha operations. The increase in metallurgical tons shipped reflects an increase in demand for coking coal from steel producers in the nine months ended September 30, 2010 compared to the prior year period and the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. Coal sales realization per ton for metallurgical coal increased $15.08, or 15%, compared to the prior year period as a result of increased pricing due to stronger demand.

The increase in eastern steam coal revenues was largely due to an increase in tons shipped. Eastern steam tons shipped increased 6.5 million, or 55%, compared to the prior year period and consisted of an increase of 8.1 million tons from the Foundation operations and a decrease of 1.6 million tons from the legacy Alpha operations. The increase from the Foundation operations reflects the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. The decrease from the legacy Alpha operations was due to mining more metallurgical coal in response to the increase in demand for those tons.

The increase in western steam coal revenues was due to an increase in tons shipped and average coal sales realization per ton. Tons shipped increased 27.0 million primarily due to the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. Coal sales realization per ton for western steam coal increased $0.56, or 5%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the nine months ended September 30, 2010 was 14% and 86%, respectively, compared with 22% and 78%, respectively, in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the nine months ended September 30, 2010 and 2009 was 39% and 61%, respectively.

Freight and handling revenues. Freight and handling revenues were $240.4 million for the nine months ended September 30, 2010, an increase of $111.3 million compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased $11.9 million, or 24%, for the nine month period ended September 30, 2010 compared to the prior year period. The increase consisted of an increase of $22.9 million from the Foundation operations, partially offset by a decrease of $11.0 million from the legacy Alpha operations. The increase from the Foundation operations was largely due to the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010 and consisted of revenues related to our Dry Systems Technology and Coal Gas Recovery businesses and  royalties. The decrease from the legacy Alpha operations was due to a decrease in road construction revenues and mark-to-market adjustments to coal sales contracts that are reported at fair value, partially offset by increases in royalties, coal processing and other miscellaneous revenues.

Costs and Expenses

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,896,989	$1,039,490	$857,499	82%
Freight and handling costs	240,386	129,091	111,295	86%
Other expenses	36,094	15,650	20,444	131%
Depreciation, depletion and amortization	280,228	154,803	125,425	81%
Amortization of acquired coal supply agreements, net	173,988	57,983	116,005	200%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	135,604	117,630	17,974	15%
Total costs and expenses	$2,763,289	$1,514,647	$1,248,642	82%

Cost of coal sales per ton:1
Eastern coal operations	$57.96	$56.14	$1.82	3%
Western coal operations	$8.81	$8.08	$0.73	9%
Average	$30.05	$40.17	$(10.12)	(25)%

1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal operations.

Cost of coal sales. Cost of coal sales increased $857.5 million, or 82%, for the nine months ended September 30, 2010 compared to the prior year period. The increase was largely due to increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes. These increases were largely due to the inclusion of the Foundation operations, which increased $690.8 million, for the full nine months of the period ended September 30, 2010. Additionally, cost of coal sales included non-recurring charges of $11.4 million related to aligning vacation and retirement benefits company-wide. The legacy Alpha operations increased $166.7 million compared to the prior year period. The consolidated average cost of coal sales per ton was $30.05 compared to $40.17 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $57.96 and $8.81, respectively, compared to $56.14 and $8.08, respectively, in the prior year period. The increase in cost of coal sales per ton at our Eastern Coal Operations was largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to the impact of our miner vacation schedule, which impacted the current year period more as a result of the inclusion of the Foundation operations for the full nine months of the period, and a longwall move that began in August 2010. An increase in purchased coal volumes also contributed to the increase in cost of coal sales per ton for the Eastern Coal Operations.

Freight and handling costs. Freight and handling costs increased $111.3 million, or 86%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are offset by equivalent revenues and do not contribute to our profitability.

Other expenses. Other expenses increased $20.4 million, or 131%, for the nine months ended September 30, 2010 compared to the prior year period. Other expenses generally consist of mark-to-market gains and losses on derivatives swap contracts that are not designated as cash flow hedges and expenses associated with our road construction, Dry Systems Technology and Coal Gas Recovery businesses. The increase in other expense was largely due to mark-to-market gains recorded in earnings during the 2009 period that relate to derivative instruments that have since been designated as cash flow hedges and for which changes in fair value are now recorded as a part of accumulated other comprehensive (loss) income.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $125.4 million, or 81%, for the nine months ended September 30, 2010 compared to the prior year period. The increase consisted of increased depreciation and amortization of $80.9 million primarily related to capital expenditures during the previous twelve months and increased depletion expense of $44.5 million related to increased production compared to the prior year period. These increases were largely due to the inclusion of the Foundation operations for the full nine months in the period ended September 30, 2010.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $174.0 million for the nine months ended September 30, 2010 compared to $58.0 million in the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.0 million, or 15%, for the nine months ended September 30, 2010 compared to the prior year period. The increase was primarily due to  increased employee wages and benefits, increased severance and relocation charges, and increased other miscellaneous overhead expenses due to the inclusion of the Foundation operations for the full nine months in the period ended September 30, 2010, partially offset by decreased merger related expenses related to legal and other outside services costs incurred for the Foundation merger, lower expenses recorded for share-based compensation and a curtailment gain recorded during the quarter associated with a re-measurement of  our defined-benefit pension plan obligations as a result of a plan change due to the alignment of employee benefits company-wide.

Interest expense. Interest expense decreased $4.4 million, or 7%, during the nine months ended September 30, 2010 compared to the prior year period. The decrease in interest expense was primarily related to the decreased interest expense and amortization of deferred loan fees associated with the legacy Alpha term loan that was paid off subsequent to the Merger, and a decrease in interest expense associated with the realized and unrealized losses due to the changes in fair value of the legacy Alpha interest rate swap that was de-designated as a cash flow hedge as a result of paying off the legacy Alpha term loan in July 2009, partially offset by the interest expense associated with the long term debt assumed in the Merger.

Interest income. Interest income increased by $1.2 million for the nine months ended September 30, 2010 compared to the prior year period primarily due to a higher average cash balance invested in marketable securities.

Loss on early extinguishment of debt. During the nine months ended September 30, 2010, we amended our credit facility and prepaid approximately $39.6 million of the outstanding term loan.  As a result, we wrote off a portion of the deferred financing costs and recorded a loss of $1.3 million. During the nine months ended September 30, 2009, we paid off the legacy Alpha term loan and wrote off the remaining deferred loan fees and recorded a loss of $5.6 million.

Miscellaneous income (expense), net. Miscellaneous income (expense), net was income of $0.8 million for the nine months ended September 30, 2010 and income of $1.0 million in the prior year period.

Income tax (expense) benefit. Income tax expense from continuing operations of $18.0 million was recorded for the nine months ended September 30, 2010 on income from continuing operations before income taxes of $104.2 million, which equates to an effective tax rate of 17.3%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion partially offset by a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D). An income tax benefit from continuing operations of $25.2 million was recorded for the nine months ended September 30, 2009 on income from continuing operations before income taxes of $21.4 million, which equates to an effective tax benefit rate of (117.7%). This benefit rate was higher than the federal statutory rate of 35% due primarily to a decrease in the valuation allowance for certain deferred tax assets and the tax benefits associated with percentage depletion, partially offset by the effect of certain non-deductible transaction costs and the expense related to interest rate swaps.

Discontinued operations. Loss from discontinued operations for the nine months ended September 30, 2010 was $1.5 million, net of tax, compared to a loss from discontinued operations of $6.5 million, net of tax, in the prior year period.

Segment Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	35,620	8,618	27,002	313%
Steam coal sales realization per ton	$10.95	$10.39	$0.56	5%
Total revenues	$395,941	$90,240	$305,701	339%
EBITDA from continuing operations	$63,549	$18,120	$45,429	251%

Eastern Coal Operations
Steam tons sold	18,223	11,727	6,496	55%
Metallurgical tons sold	8,889	5,584	3,305	59%
Steam coal sales realization per ton	$67.08	$66.83	$0.25	0%
Metallurgical coal sales realization per ton	$113.56	$98.48	$15.08	15%
Total revenues	$2,494,433	$1,493,737	$1,000,696	67%
EBITDA from continuing operations	$566,311	$339,694	$226,617	67%

Western Coal Operations –EBITDA from continuing operations for our Western Coal Operations increased $45.4 million, or 251%, compared to the prior year period. The increase was due to increased total revenues of $305.7 million, partially offset by increased certain operating expenses of $260.3 million. The increase in total revenues consisted of increased coal and other revenues of $300.4 million and $5.3 million, respectively. The increase in coal revenues was largely due to increased tons shipped of 27.0 million, or 313%, and increased average sales realization per ton of $0.56, or 5%. The increase in certain operating expenses consisted of increased cost of coal sales of $243.6 million and a $16.7 million increase in other operating expenses. These increases were primarily due to the inclusion of the Western Coal Operations for the full nine months of the period ending September 30, 2010 compared to the prior year period.

Eastern Coal Operations –EBITDA from continuing operations increased $226.6 million, or 67%, compared to the prior year period. The increase was due to increased coal revenues of $898.3 million, partially offset by increased certain operating expenses of $661.5 million, decreased other revenues of $8.8 million and a loss on early extinguishment of debt of $1.4 million. The increase in coal revenues was due to increased metallurgical and steam coal revenues of $459.5 million and $438.8 million, respectively. The increase in certain operating expenses consisted of increased cost of coal sales of $600.2 million and increased other operating expenses of $61.3 million.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 3.3 million, or 59%, compared to the prior year period and consisted of an increase of 1.2 million tons from the Foundation operations and an increase of 2.1 million tons from the legacy Alpha operations. The increase in metallurgical tons shipped reflects an increase in demand for coking coal from steel producers in the nine months ended September 30, 2010 compared to the prior year period and the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. Coal sales realization per ton for metallurgical coal increased $15.08, or 15%, compared to the prior year period as a result of increased pricing due to stronger demand.

The increase in eastern steam coal revenues was largely due to an increase in tons shipped. Eastern steam tons shipped increased 6.5 million, or 55%, compared to the prior year period and consisted of an increase of 8.1 million tons from the Foundation operations and a decrease of 1.6 million tons from the legacy Alpha operations. The increase from the Foundation operations reflects the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. The decrease from the legacy Alpha operations was due to a shift in production toward metallurgical coal in response to the increase in demand for those tons.

The increase in cost of coal sales was due to increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes, all of which experienced increases due in part to the inclusion of the Foundation operations for the full nine months of the period ended September 30, 2010. Cost of coal sales per ton increased $1.82, or 3%, compared to the prior year period largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to the impact of our miner vacation schedule, which had a larger impact in the current year period as a result of the inclusion of the Foundation operations for the full nine months of the current period, and the impact of a longwall move that began in August 2010.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our annual capital expenditures, our income taxes, and our debt service and reclamation obligations.  Our primary sources of liquidity have been from sales of our coal production, borrowings under our credit facility (see “—Credit Agreement and Long-term Debt”), sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowings available under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements and reclamation obligations for at least the next twelve months.

At September 30, 2010, we had available liquidity of $1,566.3 million, including cash and cash equivalents of $442.8 million, marketable securities of $300.4 million and $823.1 million of unused revolving credit facility commitments available under the Facility (after giving effect to $31.3 million of letters of credit outstanding as of September 30, 2010), subject to limitations described in the Facility. Our total long-term debt, including discount, was $749.0 million at September 30, 2010.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic downturn caused investment income and the value of investment assets held in our pension trust to lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.  We currently expect to make contributions in 2011 in the range of $40 to $45 million for our defined benefit retirement plans.

In connection with the Merger, we assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. We paid the third installment in 2010.  The two remaining annual installments of $36.1 million each are due on May 1, 2011 and 2012.

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

Accounts Receivable Securitization

As of September 30, 2010, letters of credit in the amount $141.6 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Cash Flows

Cash and cash equivalents decreased by $23.1 million for the nine months ended September 30, 2010.  The net change in cash and cash equivalents was attributable to the following:

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows (in thousands):
Net cash provided by operating activities	$511,051	$162,116
Net cash used in investing activities	(445,337)	(80,404)
Net cash used in financing activities	(88,820)	(276,345)
Net decrease in cash and cash equivalents	$(23,106)	$(194,633)

Our primary sources of cash have been from sales of our coal production, borrowings under our credit facility, sales of our common stock, and to a much lesser extent, sales of purchased coal to customers, sales of non-core assets and miscellaneous revenues.

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

Net cash provided by operating activities, including discontinued operations, for the nine months ended September 30, 2010 was $511.1 million, an increase of $349.0 million from the $162.1 million of net cash provided by operations for the nine months ended September 30, 2009. Non-cash amounts included in net income for the nine months ended September 30, 2010 increased $277.2 million over the nine months ended September 30, 2009, primarily related to an increase in depreciation, depletion, accretion and amortization of $132.9 million and amortization of acquired coal supply agreements, net, of $116.0 million. Working capital changes consist primarily of trade accounts receivable, notes and other receivables, inventories, net, prepaid and other current assets, other noncurrent assets, trade accounts payable, accrued expenses and other current liabilities, pension and postretirement medical benefit obligations, and asset retirement obligations.

Net cash used in investing activities, including discontinued operations, for the nine months ended September 30, 2010 was $445.3 million, which primarily included $223.0 million in capital expenditures, $36.1 million in acquisitions of mineral rights under federal lease, $181.3 million in net purchases of marketable securities which represent liquid investments, $3.0 million investment in a joint venture that is accounted for using the equity-method of accounting and $4.0 million investment in an other investment.  Net cash used in investing activities for the nine months ended September 30, 2009 included $102.8 million in capital expenditures and $23.5 million of cash acquired from the merger with Foundation.

Net cash used in financing activities, including discontinued operations, for the nine months ended September 30, 2010 was $88.8 million, which primarily included $41.6 million in common stock repurchases related to the withholding of the minimum statutory tax due for the vesting of stock-based awards and the Company’s share repurchase program, $8.7 million of debt issuance costs and principal payments of $50.9 million on our term loan offset by $4.3 million in proceeds from the exercise of the stock options, and $8.1 million of excess tax benefits related to stock-based awards.  Net cash used in financing activities for the nine months ended September 30, 2009 included $16.4 million principal payments of notes payable, $241.5 million principal payments of long-term debt, $11.2 million in debt issuance costs, $8.5 million in common stock repurchases related to the withholding of the minimum tax due for the vesting of stock-based awards and $2.4 million of proceeds from the exercise of stock options.

Credit Agreement and Long-term Debt

As of September 30, 2010, our total long-term indebtedness consisted of the following (in thousands):

September 30,
2010
Term loan due 2014 under the Alpha Credit Facility	$233,815
7.25% senior notes due 2014	298,285
2.375% convertible senior note due 2015	287,500
Debt discount	(70,557)
Total long-term debt	749,043
Less current portion	(14,798)
Long-term debt, net of current portion	$734,245

Alpha Credit Facility

On April 15, 2010, we and our lenders amended and restated (the “Amend and Extend”) the Alpha Credit Facility (the “Facility”). The Amend and Extend, among other things, extended the maturity of $236.8 million of the then-outstanding term loans and $554.0 million of existing revolving credit facility (the “revolver”) commitments from July 7, 2011 to July 31, 2014. The Amend and Extend added $300.4 million of additional borrowing capacity with a maturity of July 31, 2014, to increase the aggregate principal amount available to be drawn under the revolver to $950.4 million. Subsequently, we terminated $96.0 million of commitments under the revolver and prepaid $39.6 million of the term loans, both of which related to lenders that chose not to extend their commitments beyond the original expiration date of July 7, 2011. Additionally, the Amend and Extend (1) increased the amount of the “accordion” feature of the Facility to $400.0 million, all of which was available for us to exercise following the closing of the Amend and Extend; and, (2) also made other changes to the Facility, including amendments to certain of the negative covenants in the Facility to provide us greater financial and operating flexibility.

As of September 30, 2010, the total borrowing capacity under the revolver was $854.4 million and the amount available was $823.1 million, after giving effect to the outstanding letters of credit of $31.3 million. Borrowings under the revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the revolver at September 30, 2010 or December 31, 2009. Additionally, we are required to pay a commitment fee of 0.5% on unused borrowings.

The Facility’s secured term loans bear interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% and 3.50% at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, our secured term loans had a carrying value of $232.5 million, net of debt discount of $1.3 million, with $14.8 million classified as current portion of long-term debt. As of December 31, 2009, our secured term loans had a carrying value of $282.7 million, net of debt discount of $2.0 million, with $33.5 million classified as current portion of long-term debt.

The Facility places certain restrictions on us. See “—Analysis of Material Debt Covenants.”

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of our subsidiaries, has senior unsecured notes outstanding that mature on August 1, 2014, unless previously redeemed (the “2014 Notes”) with an aggregate principal amount of $298.3 million at both September 30, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA and ANR Receivables Funding LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest. As of September 30, 2010, the carrying value of the 2014 Notes was $297.2 million, net of debt discount of $1.1 million.  As of December 31, 2009, the carrying value of the 2014 Notes was $297.0 million, net of debt discount of $1.3 million.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due April 15, 2015

As of September 30, 2010 and December 31, 2009, we had $287.5 million aggregate principal amount of 2.375% convertible senior notes due April 15, 2015 (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by us or converted. We account for the Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%. As of September 30, 2010 and December 31, 2009, the carrying amounts of the debt component were $219.3 million and $210.5 million, respectively. As of September 30, 2010 and December 31, 2009, the unamortized debt discount was $68.2 million and $77.0 million, respectively.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Facility and the indenture governing the 2014 Notes as of September 30, 2010. A breach of the covenants in the Facility or the 2014 Notes indenture, including the financial covenants under the Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Facility or the 2014 Notes indenture and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Facility or the 2014 Notes indenture would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Facility and the 2014 Notes indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the Facility are:

	Actual Covenant Levels; Twelve Months Ended September 30, 2010	Required Covenant Levels; January 1, 2009 and Thereafter
Adjusted EBITDA to cash interest ratio	18.2x	2.5x
Total debt less unrestricted cash to adjusted EBITDA ratio	0.4x	3.5x

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

	Three Months Ended				Twelve Months Ended September 30,
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010	2010

Net income	$17,947	$14,041	$38,797	$31,874	$102,659
Interest expense	19,971	22,120	18,504	17,834	78,429
Interest income	(494)	(680)	(848)	(967)	(2,989)
Income tax (benefit) expense	(8,230)	20,860	(5,159)	1,236	8,707
Amortization of acquired coal supply agreements, net	69,625	65,957	55,633	52,398	243,613
Depreciation, depletion and amortization	97,716	95,137	91,049	94,202	378,104
EBITDA	196,535	217,435	197,976	196,577	808,523
Non-cash charges (1)	7,397	12,177	14,069	10,003	43,646
Extraordinary or non-recurring items (1)	4,827	273	279	388	5,767
Other adjustments (1)	2,485	3,048	(1,359)	608	4,782
Adjusted EBITDA	$211,244	$232,933	$210,965	$207,576	$862,718

(1) Calculated in accordance with the Facility

Adjusted EBITDA to cash interest ratio	18.2
Total debt less unrestricted cash to adjusted EBITDA ratio	0.4

Cash interest is calculated in accordance with the Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended September 30, 2010 is calculated as follows (in thousands):

Interest expense	$78,429
Less interest income	(2,989)
Less non-cash interest expense	(25,292)
Less other adjustments	(2,755)
Net cash interest expense (1)	$47,393

(1)   Calculated in accordance with the Facility

If certain circumstances exist where all of our $287.5 million aggregate principal amount of Convertible Notes were converted at the option of the holders, we believe we would have adequate liquidity to satisfy the obligations for the Convertible Notes and remain in compliance with all required covenants.

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

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers’ compensation claims under self-insured workers’ compensation laws in various states, pay federal black lung benefits, pay retiree health care benefits to certain retired United Mine Workers of America ("UMWA") employees and perform certain other obligations.  In order to provide the required financial assurance, we generally use surety bonds and self bonding for post-mining reclamation and bank letters of credit for self-insured workers’ compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund to which future contributions will be required. Bank letters of credit are also used to collateralize a portion of the surety bonds.

We had outstanding surety bonds with a total face amount of $501.6 million as of September 30, 2010 to secure various obligations and commitments. In addition, we had $172.9 million of letters of credit in place, of which $31.3 million was outstanding under the Facility, and $141.6 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that can be expected for the full year.

Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies and estimates.

On September 23, 2010, the Mine Safety and Health Administration (MSHA) published an emergency temporary standard that revises the existing federal standard for the incombustible content of combined coal dust, rock dust and other dust in coal mines. Rock dust is pulverized stone used to cover coal dust and render it inert. Effective rock dust application can prevent coal dust explosions and can reduce the severity of methane explosions. The emergency temporary standard requires mine operators to increase the incombustible content of the combined coal dust, rock dust, and other dust in all accessible areas of underground coal mines to at least 80%. This is an increase from the pre-existing standard of 65%, except for return air courses where the pre-existing standard was already 80%. Mine operators must comply with the standard for newly mined areas by October 7, 2010, and all other areas of the mine by November 22, 2010. To meet these compliance dates, MSHA encouraged mine operators to immediately begin rock dusting all other areas, starting with those that pose the greatest risk to miners: for example, areas near the active faces and areas that contain possible ignition sources, such as conveyer belt drives and belt entries. The new standard will increase costs due to additional rock-dusting materials, additional equipment and additional labor that will be necessary to comply with the new standard.

On June 29, 2010, EPA included methane emissions from underground coal mines as sources of greenhouse gases subject to the mandatory greenhouse gas reporting regulations that were adopted on October 30, 2009. Under the rule for underground coal mines, any facility that is subject to quarterly sampling for methane of mine ventilation systems by the Mine Safety and Health Administration (MSHA) must begin monitoring methane emissions on January 1, 2011. Reports of methane emissions (and for methane destruction by combustion—carbon dioxide emissions) for 2011 are due to EPA on March 31, 2012. At present the regulations only require monitoring and reporting of the amounts of these emissions from underground coal mines. There are presently no capture or control requirements in the regulations. However, these monitoring and reporting regulations may lead to additional regulation of these emissions from underground coal mines.

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

Our subsidiaries operate multiple mining complexes in six states and are regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies. As described in more detail in the “Environmental and Other Regulatory Matters” section of our Annual Report on Form 10-K for the year ended December 31, 2009, the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”) and state regulatory agencies, among other regulations, imposes stringent safety and health standards on all aspects of mining operations.  Regulatory inspections are mandated by these agencies with thousands of inspection shifts at our properties each year. Citations and compliance metrics at each of our 64 affiliated mining properties vary, due to the size and type of the operation.  We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations.  However, violations occur from time to time.  None of the violations identified or the monetary penalties assessed upon us set forth in the tables below have been material.

Our subsidiaries received no flagrant violations under Section 110(b)(2) and no written notice of a pattern of violations under Section 104(e) of the Mine Act, nor the potential to have such a pattern, and they experienced no mining-related fatalities during the current quarterly reporting period.

For reporting purposes of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we include the following table that sets forth the total number of specific citations and orders and the total dollar value of the proposed civil penalty assessments that were issued by MSHA during the current quarterly reporting period and a list of legal actions pending before the Federal Mine Safety and Health Review Commission, including the Administrative Law Judges thereof, pursuant to the Mine Act, for each of our subsidiaries that is a coal mine operator, by individual mine, excluding all citations and orders that were issued and vacated by MSHA during the current quarterly reporting period:

MSHA Mine ID	Mine Operator	Significant and Substantial Citations (Section 104 of the Mine Act) *Excludes 104(d) citations/ order	Failure to Abate Orders (Section 104(b) of the Mine Act)	Unwarrantable Failure Citations/ Orders (Section 104(d) of the Mine Act	Imminent Danger Orders (Section 107(a) of the Mine Act) (1)	Dollar Value of Proposed Civil Penalty Assessments (thousands) (2)	Legal Actions pending before the Federal Mine Safety and Health Review Commission (3)
4800732	Alpha Coal West, Inc.	2	-	-	-	$-	2
4801078	Alpha Coal West. Inc.	1	-	-	-	$2.39	4
3607688	AMFIRE Mining Company LLC	1	-	-	-	$0.38	-
3608422	AMFIRE Mining Company LLC	-	-	-	-	$2.36	1
3608497	AMFIRE Mining Company LLC	-	-	-	-	$-	-
3608620	AMFIRE Mining Company LLC	1	-	-	-	$-	-
3608704	AMFIRE Mining Company LLC	6	-	-	-	$0.96	11
3608848	AMFIRE Mining Company LLC	-	-	-	-	$1.23	-
3608850	AMFIRE Mining Company LLC	13	-	-	-	$11.48	18
3608853	AMFIRE Mining Company LLC	-	-	-	-	$-	-
3609005	AMFIRE Mining Company LLC	-	-	-	-	$2.26	11
3609033	AMFIRE Mining Company LLC	9	-	-	-	$10.08	14
3609127	AMFIRE Mining Company LLC	6	-	-	-	$20.28	17
3609246	AMFIRE Mining Company LLC	-	-	-	-	$-	2
3609284	AMFIRE Mining Company LLC	-	-	-	-	$-	1
3609414	AMFIRE Mining Company LLC	-	-	-	-	$-	-
3609140	AMFIRE Mining Company, LLC	-	-	-	-	$0.10	1
4608218	Brooks Run Mining Company LLC	-	-	-	-	$-	5
4606045	Brooks Run Mining Company LLC	1	-	-	-	$0.18	1
4606263	Brooks Run Mining Company LLC	8	-	-	-	$11.10	4
4608885	Brooks Run Mining Company LLC	1	-	-	-	$0.90	6
4609036	Brooks Run Mining Company LLC	-	-	-	-	$-	-
4609055	Brooks Run Mining Company LLC	-	-	-	-	$-	9
4609066	Brooks Run Mining Company LLC	13	1	-	1	$36.24	24
4609126	Brooks Run Mining Company LLC	8	-	3	-	$5.22	-
4609213	Brooks Run Mining Company LLC	2	-	-	-	$2.71	7
4609348	Brooks Run Mining Company, LLC	4	-	-	-	$-	-
4607484	Cobra Natural Resources LLC	-	-	-	-	$-	2
4607985	Cobra Natural Resources LLC	-	-	-	-	$8.01	3
4608730	Cobra Natural Resources LLC	19	1	-	-	$39.59	15
3609744	Coral Energy Services LLC	1	-	-	-	$0.28	1
3605018	Cumberland Coal Resources LP	20	-	-	-	$14.43	27
4406444	Dickenson-Russell Coal Co LLC	14	-	4	-	$70.92	5
4406864	Dickenson-Russell Coal Co LLC	29	-	-	-	$42.84	10
4407146	Dickenson-Russell Coal Co LLC	19	-	-	-	$54.80	5
4405311	Dickenson-Russell Coal Co., LLC	1	-	-	-	$-	1
4402277	Dickenson-Russell Coal Company, LLC	-	-	-	-	$0.20	1
3605466	Emerald Coal Resources LP	13	-	4	-	$177.59	36
1519189	Enterprise Mining Co LLC	2	-	-	-	$3.45	-
1511121	Enterprise Mining Company LLC	-	-	-	-	$0.30	-
1516858	Enterprise Mining Company LLC	2	-	-	-	$0.41	-
1518507	Enterprise Mining Company LLC	5	-	-	-	$-	9
1518558	Enterprise Mining Co LLC	-	-	-	-	$-	1
1519116	Enterprise Mining Company LLC	6	-	-	-	$10.59	3
4604637	Kepler Processing Company LLC	3	-	-	-	$1.58	-
4608625	Kingston Mining, Inc.	11	-	-	-	$16.08	7
4608932	Kingston Mining, Inc.	13	-	-	-	$10.65	6
4604343	Kingston Processing Inc	1	-	-	-	$-	2
4608751	Kingwood Mining Company LLC	-	-	-	-	$-	14
4605872	Litwar Processing Company, LLC	-	-	-	-	$1.14	-
4406949	Paramont Coal Company Virginia LLC	-	-	-	-	$1.80	-
4407123	Paramont Coal Company Virginia LLC	8	-	-	-	$9.39	9
4407163	Paramont Coal Company Virginia LLC	-	-	-	-	$0.90	-
4407190	Paramont Coal Company Virginia LLC	-	-	-	-	$-	-
4407223	Paramont Coal Company Virginia LLC	1	-	-	-	$0.28	-
4407231	Paramont Coal Company Virginia LLC	3	-	-	-	$3.28	2
4405270	Paramont Coal Company Virginia, LLC	-	-	-	-	$0.18	-
4406929	Paramont Coal Company Virginia, LLC	36	-	-	-	$82.38	6
4407232	Paramont Coal Company Virginia, LLC	-	-	-	-	$-	-
4407129	Paramont Coal Company Virginia, LLC.	7	-	-	-	$12.55	2
4607545	Premium Energy LLC	12	-	-	-	$13.99	4
1517278	Rivereagle Corporation	-	-	-	-	$0.10	-
4605121	Rockspring Development Inc	71	-	2	-	$176.47	26
4608030	Rockspring Development Inc	-	-	-	-	$0.10	-
4608582	Simmons Fork Mining Incorporated	-	-	-	-	$0.10	-
4609026	Simmons Fork Mining, Inc.	-	-	-	-	$-	-
4609114	Simmons Fork Mining, Inc.	-	-	-	-	$-	-
4403658	Twin Star Mining, Inc.	10	-	-	-	$5.81	1
4403929	Twin Star Mining, Inc.	-	-	-	-	$0.34	-
4608632	White Flame Energy, Inc	5	-	-	-	$-	1

(1)
One of our subsidiaries received an Imminent Danger Order on July 9, 2010 prior to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on July 21, 2010, therefore no Current Report on Form 8-K was required.

(2)
The MSHA Assessments issued during the quarterly reporting period do not necessarily relate to the citations or orders issued by MSHA during the quarterly reporting period or to the pending cases reported below.

(3)
The Legal Actions include matters which were initiated prior to the current quarterly reporting period and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the quarterly reporting period. All of the Legal Actions were initiated by us to contest citations, orders or proposed assessments issued by MSHA, and if we are successful, may result in reduction or dismissal of those citations, orders or assessments.

Idle and non-producing facilities are not included in the foregoing chart, unless they received a citation, order or proposed assessment issued by MSHA during the current quarterly reporting period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of October 22, 2010, we had sales commitments for 100% of planned shipments for 2010. Uncommitted and unpriced tonnage was 0% and 6% for 2010 and 2011, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and we may use derivative instruments from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements. Swap agreements essentially fix the price paid for our diesel fuel and explosives by requiring us to pay a fixed price and receive a floating price.

We expect to use approximately 10,000 tons of explosives during the remaining three months of 2010 and 36,000 tons in calendar year 2011 at our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 46% of our expected explosive needs for the remaining three months of 2010 and 32% for calendar year 2011. If the price of natural gas were to decrease, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 11.6 million gallons of diesel fuel during the remaining three months of 2010 and 48.3 million gallons of diesel fuel in calendar year 2011. Through our derivative swap contracts, we have fixed prices for approximately 58% and 50% of our expected diesel fuel needs for the remaining three months of 2010 and for calendar year 2011, respectively. If the price of diesel fuel were to decrease, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through the Facility, which has a variable interest rate of 3.25 percentage points over the London interbank offered rate (“LIBOR”), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of September 30, 2010, our term loan due 2014 under the Facility had an outstanding balance of $232.5 million, net of debt discount of $1.3 million. The current portion of the term loan due is $14.8 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.3 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into interest rate swaps to reduce the risk that changing interest rates could have on our operations. The swaps initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the underlying debt instrument was subsequently paid in 2009 and the swaps no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swaps will be recorded in earnings. If interest rates were to decrease during the remaining three months of 2010, our expense resulting from our interest rate swaps would increase, which would be partially offset by a decrease in the amount of actual interest paid on our Facility.

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

On July 31, 2009, Old Alpha and Foundation merged, with Foundation continuing as the surviving corporation of the Merger. For accounting purposes, the Merger was treated as a “reverse acquisition” and Old Alpha was considered the accounting acquirer. Management’s assessment of internal controls over financial reporting as of December 31, 2009 excluded the operations of Foundation. The Foundation operations will be included in Management’s assessment as of December 31, 2010.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2009, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 together with the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
July 1, 2010 through July 31, 2010	7,609	$35.67	5,121	$100,001
August 1, 2010 through August 31, 2010	15,806	$39.44	-	$100,001
September 1, 2010 through September 30, 2010	319	$39.35	-	$100,001
	23,734	$38.23	5,121	$100,001

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended September 30, 2010, the Company issued 45,290 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 18,613 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

(2)	On May 19, 2010, the Board of Directors authorized the Company to repurchase up to $125,000,000 of common shares.
(3)	Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on the Company’s outlook, business conditions and current investment opportunity.

Item 5. Other Information.

Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, as Amended and Restated.

On November 5, 2010, the Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (the "ANR DC Plan") was amended and restated, effective January 1, 2011. The amendment and restatement reflects the single nonqualified benefit structure that will apply to all eligible participants effective on and after January 1, 2011.  In addition, two of Alpha Natural Resources, Inc.'s (the "Company") other existing nonqualified arrangements - the Foundation Coal Deferred Compensation Plan (the "FC DC Plan") and the Riverton Coal Executive Deferred Compensation Plan (the "RC EDC Plan") - will be frozen effective December 31, 2010 and will be merged with and into the ANR DC Plan effective January 1, 2011. The FC DC Plan and the RC EDC Plan will cease to exist as separate plans effective December 31, 2010.

Pursuant to the terms of the ANR DC Plan, as amended and restated, the benefits that accrued, but were not paid, under the FC DC Plan and the RC EDC Plan as of December 31, 2010, will become benefits payable under the ANR DC Plan as of January 1, 2011, in accordance with the applicable terms of the ANR DC Plan.  The amounts will continue to be maintained in separate accounts and the time and form of distribution provisions from these plans will be preserved.  The amendments to the ANR DC Plan were adopted to provide a single benefit structure for all eligible participants and include, among others, the following changes:

•
Contributions under the ANR DC Plan, as amended and restated, will now include:  (i) participant elective deferrals of up to 35% of base compensation, up to 100% of amounts earned under the Company's 2008 Annual Incentive Bonus Plan, as amended (the "AIB Plan") and up to 35% of eligible compensation other than base compensation and amounts earned under the AIB Plan (e.g., retention bonuses), (ii) an employer contribution equal to 5% of eligible compensation in excess of the qualified plan compensation limit ("Excess Compensation"), (iii) an employer contribution equal to 100% of the amount of participant elective deferrals (if any), capped at 4% of Excess Compensation, and (iv) discretionary employer contributions, if any, that must be authorized by the Compensation Committee of the Company's Board of Directors.

•
The service vesting requirement under the ANR DC Plan, as amended and restated, will be reduced from five years to three years for employer contributions, and will include a special transition rule that will provide for full vesting of employer contributions for participants who are active employees on January 1, 2011.  Participant elective deferrals will be 100% vested at all times.

•
Participants will now be permitted to direct the deemed investment of their account balances under the ANR DC Plan, as amended and restated, among the investment options currently available under the Company and Affiliates 401(k) Retirement Savings Plan (the former ANR DC Plan credited participants' account balances with a fixed interest rate).

The preceding description of changes to the ANR DC Plan is qualified in its entirety by reference to the Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, as Amended and Restated, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index following the signature page of this quarterly report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: November 5, 2010	By:	/s/	Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10-K EXHIBIT INDEX – (Continued)

Exhibit No.		Description of Exhibit

10.2*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective January 1, 2011

10.3*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, Retirement and SRP Account Balances.

10.4*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, In-Service Account Balances.

10.5*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Other Compensation Deferral Agreement Form.

10.6*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Annual Bonus Deferral Agreement Form.

10.7*		Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Base Salary Deferral Agreement Form.

12.1*		Computation of Ratio of Earnings to Fixed Charges.

12.2*		Computation of Other Ratios.

31(a)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*		Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL instance document

101.SCH*		XBRL taxonomy extension schema

101.CAL*		XBRL taxonomy extension calculation linkbase

101.LAB*		XBRL taxonomy extension label linkbase

101.PRE*		XBRL taxonomy extension presentation linkbase

	*	Filed herewith.