Form 10-K
period 2010-12-31
Alpha Natural Resources, Inc.
filed 2011-02-25
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐  No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010, was approximately $2.7 billion based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $33.87 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.
Common Stock, $0.01 par value, outstanding as of February 18, 2011 – 120,483,943 shares.
DOCUMENTS INCORPORATED BY REFERENCE
 Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2011 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2010.

2010 ANNUAL REPORT ON FORM 10-K

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

•	changes in safety and health laws and regulations and the ability to comply with such changes;
•	availability of skilled employees and other employee workforce factors, such as labor relations;
•	the inability of our third-party coal suppliers to make timely deliveries and the refusal by our customers to receive coal under agreed contract terms;
•	the inability to collect payments from customers if their creditworthiness declines;
•	potential instability and volatility in worldwide financial markets;
•	future legislation and changes in regulations, governmental policies or taxes or changes in interpretation thereof;
•	inherent risks of coal mining beyond our control;
•	disruption in coal supplies;
•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;
•	our production capabilities and costs;
•
our ability to integrate successfully operations that we may acquire or develop in the future, including those of Massey Energy Company, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business, including financing related to our proposed acquisition of Massey Energy Company;
•	the outcome of pending or potential litigation or governmental investigations;
•	the ability to obtain governmental approvals of the merger with Massey Energy Company ("Massey Merger") on the proposed terms and schedule;
•	the timing and completion of the Massey Merger, including the approval of the transaction at the Alpha special meeting and the Massey special meeting;
•	uncertainty of the expected financial performance of Alpha following completion of the Massey Merger;
•	our ability to achieve the cost savings and synergies contemplated by the Massey Merger within the expected time frame;
•	disruption from the Massey Merger making it more difficult to maintain relationships with customers, employees or suppliers;
•
the calculations of, and factors that may impact the calculations of, the acquisition price in connection with the Massey Merger and the allocation of such acquisition price to the net assets acquired in accordance with applicable accounting rules and methodologies;

•	our relationships with, and other conditions affecting, our customers;
•	reductions or increases in customer coal inventories and the timing of those changes;
•	changes in and renewal or acquisition of new long-term coal supply arrangements;
•	railroad, barge, truck and other transportation availability, performance and costs;
•	availability of mining and processing equipment and parts;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;
•	our assumptions concerning economically recoverable coal reserve estimates;
•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	our ability to negotiate new UMWA wage agreements on terms acceptable to us;
•	changes in postretirement benefit obligations, pension obligations and federal and state black lung obligations;
•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;
•	fair value of derivative instruments not accounted for as hedges that are being marked to market;
•	indemnification of certain obligations not being met;
•	continued funding of the road construction business, related costs, and profitability estimates;
•	restrictive covenants in our secured credit facility and the indentures governing the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015
•	certain terms of the 7.25% notes due 2014 and the 2.375% convertible senior notes due 2015, including any conversions, that may adversely impact our liquidity;
•	weather conditions or catastrophic weather-related damage; and
•	other factors, including those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Overview

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Foundation Merger”) with Foundation continuing as the surviving legal corporation of the Foundation Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For financial accounting purposes, the Foundation Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements became the financial statements of Alpha and Alpha’s periodic filings subsequent to the Foundation Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. Old Alpha’s results of operations for the year ended December 31, 2008 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period following the Foundation Merger from August 1, 2009 through December 31, 2009.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha”, “we”, “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Foundation Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Foundation Merger.

We are one of America’s premier coal suppliers, ranked third largest among publicly-traded U.S. coal producers as measured by 2010 consolidated revenues of $3.9 billion. We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country. We operate 66 mines and 13 coal preparation plants in Northern and Central Appalachia and the Powder River Basin, with approximately 6,500 employees.

We have two reportable segments: Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of the mines in Northern and Central Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Maxxim Rebuild and Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 86% of our 2010 coal sales volume. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 14% of our 2010 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke. We believe that the volume of the coal we sell will grow when and if demand for power and steel increases.

During 2010, we sold a total of 84.8 million tons of steam and metallurgical coal and generated coal revenues of $3.5 billion, EBITDA from continuing operations of $769.1 million and income from continuing operations of $97.2 million. We define and reconcile EBITDA from continuing operations in Item 6-“Selected Financial Data.” Our coal sales during 2010 consisted of 82.6 million tons of produced and processed coal, including 0.8 million tons purchased from third parties and processed at our processing plants or loading facilities prior to resale, and 2.2 million tons of purchased coal which we resold without processing. Approximately 73% of the coal we purchased in 2010 was blended with coal produced from our mines prior to resale. Approximately 35% of our coal revenues combined with freight and handling revenues in 2010 was derived from sales made outside the United States, primarily in Brazil, Italy, India, Turkey and Ukraine.

As of December 31, 2010, we owned or leased approximately 2.3 billion tons of proven and probable coal reserves. Of our total proven and probable reserves, approximately 63% are low sulfur reserves, with approximately 53% having sulfur content below 1%. Approximately 64% of our total proven and probable reserves have a high Btu content which creates more energy per unit when burned compared to coals with lower Btu content. We believe that our total proven and probable reserves will support current production levels for more than 20 years.

On January 29, 2011, Alpha and Massey Energy Company (“Massey”) announced a signed definitive agreement under which we will acquire all outstanding shares of Massey common stock, subject to customary closing conditions including stockholder approval of both companies and customary regulatory approvals. Under the terms of the agreement, Massey stockholders will receive, upon consummation of the Massey Merger, 1.025 shares of Alpha common stock and $10.00 in cash for each share of Massey common stock. Upon consummation of the Massey Merger, Alpha and Massey stockholders will own approximately 54% and 46% of the combined company, respectively. The Massey Merger will bring together Alpha’s and Massey’s highly complementary assets, which will include more than 110 mines and combined coal reserves of approximately 5.1 billion tons, including one of the world’s largest and highest-quality metallurgical coal reserve bases.

History

Old Alpha was formed under the laws of the State of Delaware on November 29, 2004.  On February 15, 2005, an initial public offering of Old Alpha’s common stock occurred and since then, we have grown substantially through a series of acquisitions including the Foundation Merger in 2009 discussed above.

During 2006, Old Alpha acquired certain coal mining operations in eastern Kentucky from Progress Fuels Corp, a subsidiary of Progress Energy. These operations are adjacent to our Enterprise operations and were integrated with Enterprise.

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

•
Old Alpha announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”).  The mine stopped producing coal in early January 2009 and we ceased equipment recovery operations by the end of April 2009.  The decision resulted from adverse geologic conditions and regulatory requirements that rendered the coal seam unmineable at this location. Old Alpha recorded a charge of $30.2 million in the fourth quarter of 2008, which includes asset impairment charges of $21.2 million, write off of advance mining royalties of $3.8 million, which will not be recoverable, severance and other employee benefit costs of $3.6 million and increased reclamation obligations of $1.9 million.

•
Approximately 17.6 million tons of underground coal reserves in eastern Kentucky that Old Alpha had originally acquired as part of the Progress acquisition were sold to a private coal producer for approximately $13.0 million in cash.

During 2010, we entered into a 50/50 joint venture with Rice Energy, LP through which we are developing our Marcellus Shale natural gas resource in southwestern Pennsylvania, where we control nearly 20,000 acres of one of the Marcellus’ most productive regions.

Competitive Strengths

We believe that the following competitive strengths enhance our prominent position in the United States:

We are the third largest publicly traded coal producer in the United States based on 2010 consolidated revenues and have significant coal reserves. Based on 2010 consolidated revenues of $3.9 billion, we are the third largest publicly traded coal producer in the United States. As of December 31, 2010, we controlled approximately 2.3 billion tons of proven and probable coal reserves.

We have a diverse portfolio of coal mining operations and reserves. We operate a total of 66 mines and have reserves in the three major U.S. coal producing regions: Northern and Central Appalachia and the Powder River Basin. Our mines are located in Wyoming, Pennsylvania, West Virginia, Virginia, Illinois and Kentucky. We sell coal to domestic and foreign electric utilities, steel producers and industrial users. We believe we are the only producer with significant operations and major reserve blocks in both the Powder River Basin and Northern Appalachia, two U.S. coal production regions for which future demand is expected to increase. We believe that this geographic diversity provides us with a significant competitive advantage, allowing us to source coal from multiple regions to meet the needs of our customers and reduce their transportation costs.

We are a recognized industry leader in safety and environmental performance. Our focus on safety and environmental performance results in a lower likelihood of disruption of production at our mines, which leads to higher productivity and improved financial performance. We operate some of the nation’s safest mines, with 2010 total injury incident rates, as tracked by the Mine Safety and Health Administration (“MSHA”), below industry averages.

Our ability to blend coals from our operations allows us to increase our coal revenues and gross margins while meeting our customer requirements. The strategic locations of our mines and preparation plants provide us the ability to blend coals from our operations and increase coal revenues and gross margins while meeting our customer requirements.

We have long-standing relationships and long-term contracts with many of the largest coal-burning utilities in the United States. We supply coal to numerous power plants operated by a diverse group of electricity generators across the country. We believe we have a reputation for reliability and superior customer service that has enabled us to solidify our customer relationships.

We are the largest producer of metallurgical coal in the United States and have access to international customers. We are the largest producer of metallurgical coal in the United States and have the ability to serve international customers. We have the capacity to ship approximately 8 million tons annually through our 41% ownership interest in DTA and through our access to other international shipping points.

Our management team has a track record of success. Our management team has a proven record of generating free cash flow, reducing costs, developing and maintaining long-standing customer relationships and effectively positioning us for future growth and profitability.

Business Strategy

Our objective is to increase shareholder value through sustained earnings growth and free cash flow generation. Our key strategies to achieve this objective are described below:

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

Capitalizing on industry dynamics through a balanced approach to selling our coal. Despite the volatility in coal prices over the past several years, we believe the long-term fundamentals of the U.S. coal industry are favorable. We plan to continue employing a balanced approach to selling our coal, including the use of long-term sales commitments for a portion of our future production while maintaining uncommitted planned production to capitalize on favorable future pricing environments.

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

Coal Characteristics

In general, coal of all geological compositions is characterized by end use as either steam coal or metallurgical coal. Heat value, sulfur and ash content, and in the case of metallurgical coal, volatility, are the most important variables in the profitable marketing and transportation of coal. These characteristics determine the best end use of a particular type of coal. We mine, process, market and transport sub-bituminous and bituminous coal, characteristics of which are described below.

Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Alpha mines both sub-bituminous and bituminous coal. Bituminous coal is located primarily in Appalachia, Arizona, the Midwest, Colorado, Wyoming and Utah and is the type most commonly used for electric power generation in the United States. Sub-bituminous coal is used for industrial steam purposes, while bituminous coal, depending on its quality, can be used for both metallurgical and industrial steam purposes. Of our estimated 2.3 billion tons of proven and probable reserves, approximately 64% have a heat value above 12,500 Btus per pound, which is considered high btu coal.

Sulfur Content. Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coals have a sulfur content of 1.5% or less. Approximately 63% of our proven and probable reserves are low sulfur coal.

High sulfur coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions by 50% to 90%. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal or by purchasing emission allowances on the open market, allowing the user to emit a predetermined amount of sulfur dioxide. Some older coal-fired plants have been retrofitted with scrubbers, although most have shifted to lower sulfur coals as their principal strategy for complying with Phase II of the Clean Air Act's Acid Rain regulations. We expect that any new coal-fired generation plants built in the United States will use clean coal-burning technology and will include scrubbers.

Ash & Moisture Content. Ash is the inorganic residue remaining after the combustion of coal. As with sulfur content, ash content varies from seam to seam. Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production. Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby reducing its value and making it more expensive to transport. Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal's weight.

Coking Characteristics. The coking characteristics of metallurgical coal are typically measured by the coal's fluidity, ARNU and volatility. Fluidity and ARNU tests measure the expansion and contraction of coal when it is heated under laboratory conditions to determine the strength of the coke that could be produced from a given coal. Typically, higher numbers on these tests indicate higher coke strength. Volatility refers to the loss in mass, less moisture, when coal is heated in the absence of air. The volatility of metallurgical coal determines the percentage of feed coal that actually becomes coke, known as coke yield, all other metallurgical characteristics being equal. Coal with a lower volatility produces a higher coke yield and is more highly valued than coal with a higher volatility.

Business Environment

Coal is an abundant, efficient and affordable natural resource used primarily to provide fuel for the generation of electric power. According to the U.S. Department of Energy's Energy Information Administration "EIA" 2010 International Energy Outlook, world-wide economically recoverable coal reserves using today’s technology are estimated to be approximately 909 billion tons. Also according to the 2010 EIA International Energy Outlook, the United States is one of the world’s largest producers of coal and has approximately 29% of global coal reserves, representing nearly 228 years of supply based on current usage rates. According to the U.S. Department of Energy, the energy content of the United States coal reserves exceeds that of all the known oil supplies in the world.

Coal Markets. Coal is primarily consumed by utilities to generate electricity. It is also used by steel companies to make steel products and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In general, coal is characterized by end use as either steam coal or metallurgical coal. Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coke, which is used in the production of steel. Over the past forty years, total annual coal consumption in the United States (excluding exports) has more than doubled to over one billion tons in 2010. The growth in the demand for coal has coincided with an increased demand for coal from electric power generators.

	Actual (1)			Preliminary (1)	Projected (1)		Annual Growth
Consumption by Sector	2007	2008	2009	2010	2015	2030	2010-2015	2015-2030
	(Tons in millions)
Electric Generation	1,045	1,041	937	980	932	1,105	(5)%	19%
Industrial	57	54	45	48	49	48	3%	(2)%
Steel Production	23	22	15	21	22	19	7%	(13)%
Coal-to-Liquids Processes	-	-	-	-	11	65		473%
Residential/Commercial	4	4	3	3	3	3	3%	(3)%
Export	59	82	59	77	70	76	(9)%	9%
Total	1,188	1,202	1,059	1,129	1,087	1,316	(4)%	21%

(1)	Data sourced from the U.S. Department of Energy’s EIA’s 2010 and 2011 Annual Energy Outlook.

Much of the nation’s power generation infrastructure is coal-fired. As a result, coal has consistently maintained a 46% to 53% market share during the past 10 years according to the U.S. Department of Energy EIA's Short-Term Energy Outlook, principally because of its relatively low cost, reliability and domestic abundance. Coal is a low-cost fossil fuel used for base-load electric power generation, typically being considerably less expensive than oil and generally competitive with natural gas. Coal-fired generation is also competitive with nuclear power generation especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but its application is limited both by geography and susceptibility to seasonal and climatic conditions. Through 2010, non-hydropower renewable power generation accounted for only 3.5% of all the electricity generated in the United States, and wind and solar power represented only 2.4% of United States power generation according to the U.S. Department of Energy EIA's Short-Term Energy Outlook.

Coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting power generation, technological developments, transportation costs, and the location, availability and cost of other fuels such as natural gas, nuclear and hydroelectric power.

Coal’s primary advantages are its relatively low cost and availability compared to other fuels used to generate electricity. According to the EIA, the estimated levelized cost of generation for various power generation technologies, including levelized capital costs, fixed operating and maintenance (O&M), variable O&M (including fuel) and transmission investment are as follows:

Levelized Cost of Electricity(1)
	$/MWh
	Mean	Minimum	Maximum
Supercritical Pulverized Coal	$62.0	$49.0	$82.0
Integrated Gasification Combined Cycle	$62.5	$53.0	$71.0
Natural Gas Combined Cycle	$70.5	$58.0	$87.0
Nuclear	$81.5	$65.0	$110.0
Onshore Wind	$119.6	$50.0	$156.0
Offshore Wind	$123.7	$71.0	$181.0
Biomass Circulating Fluidized Bed	$146.0	$73.0	$180.0
Hydro	$154.0	$45.0	$262.0
Solar Thermal	$246.3	$175.0	$324.0
Solar Photovoltaic	$1,017.8	$226.0	$2,031.0

(1)
Figures represent the minimum, maximum and average values of levelized costs of electricity from multiple studies depicted in the IEA report Projected Costs of Generating Electricity, 2010 Edition, tables 11.1B and 11.2.

Coal Production. United States coal production was approximately 1.1 billion tons in 2010. The following table, derived from data prepared by the EIA, sets forth production statistics in each of the major coal producing regions for the periods indicated.

	Actual (1)			Preliminary (1)	Projected (1)		Annual Growth
Production by Region	2007	2008	2009	2010	2015	2030	2010-2015	2015-2030
	(Tons in millions)
Powder River Basin	480	452	417	434	436	559	0%	6%
Central Appalachia	227	234	197	193	114	103	(8)%	(2)%
Northern Appalachia	133	136	128	133	143	163	1%	-
Illinois Basin	96	102	106	110	114	124	1%	-
Other	211	248	227	228	237	298	1%	1%
Total	1,147	1,172	1,075	1,098	1,044	1,246	(1)%	1%

(1)	Data sourced from the EIA’s 2010 and 2011 Annual Energy Outlook

Coal Regions. Coal is mined from coal fields throughout the United States, with the major production centers located in the Western United States, Northern and Central Appalachia and the Illinois Basin. The quality of coal varies by region. Physical and chemical characteristics of coal are very important in measuring quality and determining the best end use of particular coal types.

Competition. The coal industry is intensely competitive. With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and with a large number of western coal producers. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. In 2010, imports accounted for a relatively small percentage of total U.S coal consumption. Approximately 2% of total U.S. coal consumption in 2010 was imported. Excess industry capacity, which has occurred in the past, tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for greater than 93% of 2010 domestic coal consumption. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures and commercial and industrial outputs in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.

Demand for our metallurgical coal and the prices that we will be able to obtain for metallurgical coal will depend to a large extent on the demand for U.S. and international steel, which is influenced by factors beyond our control, including overall economic activity and the availability and relative cost of substitute materials. In the export metallurgical market, during 2010 and 2009, we largely competed with producers from Australia, Canada, and other international producers of metallurgical coal.

Mining Operations

We currently have six regional business units, operating in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming.  As of December 31, 2010, these business units include 13 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 66 active mines (some of which are operated by third parties under contracts with us), using four mining methods: longwall mining, room-and-pillar mining, truck-and-shovel mining and truck and front-end loader mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars or continuous haulage, roof bolters, and various ancillary equipment. We have two large underground mines that employ a longwall mining system. Our Eastern surface mines are a combination of contour highwall miner, auger operations using truck/loader-excavator equipment fleets along with large production tractors and a small percentage using mountain top removal. Our Western surface mines are large open-pit operations that use the truck-and-shovel mining method. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2010, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Within each regional business unit, mines have been developed at strategic locations in close proximity to our preparation plants and rail shipping facilities. Coal is transported from our regional business units to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities.

The following table provides location and summary information regarding our six regional business units and the preparation plants and active mines associated with these business units as of December 31, 2010:

Regional Business Units

			Number and Type of Mines as of December 31, 2010
Business Unit	Location	Preparation Plants/Shipping Points as of December 31, 2010	Underground	Surface	Total	Transportation	2010 Production of Saleable Tons (in thousands) (1)

Pennsylvania Services	Pennsylvania	Cumberland and Emerald	2	-	2	Barge, Truck, CSX, NS	10,666
AMFIRE	Pennsylvania	Clymer and Portage	5	11	16	NS, Truck	2,590
Southern West Virginia	West Virginia, Virginia	Litwar, Kepler and Black Bear	13	3	16	NS	5,136
Northern West Virginia	West Virginia	Erbacon, Kingston, Rockspring and Pioneer	5	3	8	Barge, CSX, NS, RJCC, Truck	7,456
Virginia/Kentucky (2)	Virginia, Kentucky	Toms Creek, Roxana, McClure River and Moss #3	13	9	22	CSX, NS, Truck	7,313
Alpha Coal West	Wyoming	Belle Ayr and Eagle Butte	-	2	2	BNSF, UP, Truck	48,992
	Total from active operations		38	28	66		82,153

(1)	Includes coal purchased from third-party producers that was processed at our subsidiaries' preparation plants in 2010.
(2)	In November 2010, Alpha placed Moss #3 preparation plant on idle status.

BNSF = BNSF Railway
CSX = CSX Transportation
RJCC = R.J. Corman Railroad Company
NS = Norfolk Southern Railway Company
UP = Union Pacific Railroad Company

The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, environmental permit timing, and preparation plant capacity.

Pennsylvania Services

Our Pennsylvania Services business unit consists of our Cumberland and Emerald mining complexes, which collectively shipped 11.1 million tons in 2010. Coal is mined primarily by using longwall mining systems supported by continuous miners. We control approximately 775.3 million tons of contiguous reserves through our Pennsylvania Services business unit. Approximately 175.0 million tons are assigned to active mines and 600.3 million tons are unassigned. Both mines operate in the Pittsburgh No. 8 Seam, the dominant coal-producing seam in the region, which is six to eight feet thick in the mines. The mines sell high Btu, high sulfur coal primarily to eastern utilities. There are 1,515 salaried and hourly employees at our Pennsylvania Services business unit. The hourly work force at each mine is represented by the United Mine Workers of America (“UMWA”).

Cumberland shipped 5.8 million tons of coal in 2010. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production by truck.

Emerald shipped 5.3 million tons of coal in 2010. Emerald has the ability to store clean coal and blend variable sulfur products to meet customer requirements. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railway or CSX Transportation. The mine also has the option to ship a portion of its coal by truck.

AMFIRE

Our AMFIRE business unit consists of five underground mines operated by AMFIRE employees and eleven surface mines, six of which are operated by independent contractors. Coal is mined primarily using continuous miners employing the room-and-pillar mining method at the underground mines and the truck and front end loader method at our surface mines. We control approximately 83.7 million tons of coal reserves through our AMFIRE business unit. Approximately 34.3 million tons are assigned to active mines and approximately 49.4 million tons are unassigned. AMFIRE employs 480 salaried and hourly employees. The mines sell high Btu, low, medium, and high sulfur coal to eastern utilities and steel companies. All of the underground mining operations at AMFIRE are staffed and operated by AMFIRE employees. The underground coal is delivered directly by truck to the customer, or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is cleaned, blended and loaded onto rail, belt or truck for shipment to customers. The surface mined coal is delivered directly by truck to the customer or transported to the Clymer or Portage coal preparation plants or raw coal loading docks where it is blended and loaded onto rail, belt or truck for shipment to customers. During 2010, AMFIRE shipped 2.5 million tons, which included 0.1 million tons of coal purchased from third parties that was blended with AMFIRE's coal and shipped to our customers.

Southern West Virginia

Our Southern West Virginia business unit consists of our Brooks Run South and Callaway operations, which collectively shipped 5.1 million tons in 2010. Coal is mined primarily using continuous miners employing the room-and-pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 96.3 million tons of coal reserves through our Southern West Virginia business unit. Approximately 44.7 million tons are assigned to active mines and approximately 51.6 million tons are unassigned. There are 670 salaried and hourly employees at our Southern West Virginia business unit.

Brooks Run South produces coal from twelve underground mines, four of which are underground mines operated by our employees, and eight that are operated by independent contractors. The mines sell high Btu, low sulfur coal to eastern utilities and metallurgical coal to steel companies. The coal is transported by truck or rail to the Litwar and Kepler preparation plants operated by Brooks Run South, where it is cleaned, blended and loaded onto rail for shipment to customers.  During 2010, Brooks Run South shipped 2.2 million tons, which included approximately 0.5 million tons of coal purchased from third parties that was blended with other coals and shipped to our customers.

Callaway produces coal from three surface mining operations operated by our Callaway employees and one underground mine operated by our subsidiary Cobra Natural Resources, LLC (“Cobra”) using continuous miners and the room-and-pillar mining method.  The mines sell high Btu, low sulfur coal to eastern utilities and metallurgical coal to steel companies. Callaway also recovers coal from the road construction business operated by our subsidiary Nicewonder Contracting, Inc. (“NCI”). Coal from the three surface mines and NCI is transported by truck to the Black Bear preparation plant or the Ben Creek or Mate Creek loadouts operated by Cobra or the Virginia Energy loadout operated by Callaway where the coal is cleaned, blended, and loaded onto rail for shipment to customers. Coal from the underground mine is belted to the Black Bear preparation plant where it is cleaned and then loaded into railcars at the Ben Creek loadout for shipment to our customers. During 2010, Callaway shipped 2.9 million tons, which included less than 0.1 million tons of coal purchased from third parties.

Northern West Virginia

Our Northern West Virginia business unit consists of our Brooks Run North, Kingston, Rockspring, and Pioneer operations, which collectively shipped 7.6 million tons in 2010. Coal is mined primarily using continuous miners employing the room-and-pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 258.1 million tons of coal reserves through our Northern West Virginia business unit. Approximately 70.5 million tons are assigned to active mines and approximately 187.6 million tons are unassigned. There are 1,100 salaried and hourly employees at our Northern West Virginia business unit.

Brooks Run North produces coal from two underground mines and one surface mine operated by our Brooks Run North employees. The mines sell high Btu, medium sulfur coal primarily to eastern utilities. The coal is transported by truck to the Erbacon preparation plant operated by Brooks Run North where it is cleaned, blended and loaded onto rail for shipment to customers. During 2010, Brooks Run North shipped 2.4 million tons.

Kingston produces coal from two underground mines operated by Kingston employees. Kingston sells primarily metallurgical coal. The coal is trucked to the Kanawha River for shipment by barge or to CSX Transportation or the Norfolk Southern Railway load-outs for shipment by rail. During 2010, Kingston shipped 1.1 million tons.

Rockspring operates a large multiple section mining complex called Camp Creek that produces coal from one underground mine operated by our Rockspring employees. The mine sells mid Btu, low and medium sulfur coal primarily to southeastern utilities. Rockspring has a mine site rail loadout served by Norfolk Southern Railway. The mine can also ship a portion of its production by truck. Rockspring shipped 3.1 million tons of coal in 2010.

Pioneer produces coal from two surface mines: Paynter Branch and Pax. These mines sell high Btu, low and medium sulfur steam coal primarily to eastern utilities and metallurgical coal to steel companies. The Pioneer mines shipped 1.0 million tons of steam and metallurgical coal in 2010. Coal from Paynter Branch is shipped by truck to our on-site rail loading facility on the Norfolk Southern Railway and then on to domestic utilities and exported to metallurgical coal customers. Coal from Pax is shipped to customers primarily via rail, with coal being trucked from the mine to our on-site train loading facility served by CSX Transportation and R.J. Corman Railroad. Pax coal may also be trucked to the Kanawha River for shipment by barge. In late 2010, Paynter Branch completed mining the reserves at its current mine. The equipment and employees were subsequently redeployed to the Pax mine.

Virginia/Kentucky

Our Virginia/Kentucky business unit consists of our Paramont, Dickenson-Russell and Enterprise operations, which collectively shipped 7.3 million tons in 2010. Coal is mined primarily using continuous miners employing the room-and-pillar mining method at our underground mines and the truck and front end loader method at our surface mines. We control approximately 354.9 million tons of coal reserves through our Virginia/Kentucky business unit. Approximately 176.8 million tons are assigned to active mines and approximately 178.1 million tons are unassigned. There are approximately 1,385 salaried and hourly employees at our Virginia/Kentucky business unit.

Paramont produces coal from eight underground mines, four of which are operated by independent contractors. Paramont also operates seven surface mines, three of which are operated by independent contractors. These mines sell high Btu, low sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal produced by the underground mines is transported by truck to the Toms Creek preparation plant operated by Paramont, or the McClure River preparation plant operated by Dickenson-Russell. At the preparation plant, the coal is cleaned, blended and loaded onto rail for shipment to customers. The coal produced by the surface mines is transported to one of our preparation plants or raw coal loading docks where it is blended and loaded onto rail for shipment to customers. During 2010, Paramont shipped 4.2 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Paramont's coal and shipped to our customers.

Dickenson-Russell produces coal from three underground mines. These mines sell high Btu, low sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal is transported by truck to the McClure River preparation plant operated by Dickenson-Russell or the Toms Creek preparation plant operated by Paramont where it is cleaned, blended and loaded on rail or truck for shipment to customers. During 2010, Dickenson-Russell shipped 0.9 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Dickenson-Russell's coal and shipped to our customers.

Enterprise produces coal from two underground mines. Enterprise also has two surface mines, one of which is operated by an independent contractor. These mines sell high Btu, low, medium, and high sulfur coal primarily to eastern utilities and metallurgical coal to steel companies. The coal produced by the underground mines is transported by truck to the Roxana coal preparation plant operated by Enterprise where it is cleaned, blended and loaded onto rail for shipment to customers. The coal produced by the surface mine is transported to the Roxana preparation plant and Pioneer loadout facility where it is blended and loaded onto rail for shipment to customers. During 2010, Enterprise shipped 2.2 million tons, which included less than 0.1 million tons of coal purchased from third parties that was blended with Enterprise's coal and shipped to our customers.

Alpha Coal West

Our Alpha Coal West business unit is located in the Powder River Basin. Alpha Coal West consists of our Belle Ayr and Eagle Butte operations, which collectively shipped 49.0 million tons in 2010. Coal is mined primarily using the truck and shovel mining method. We control approximately 653.2 million tons of coal reserves through our Alpha Coal West business unit and all of the coal reserves are assigned to active mines. There are approximately 660 salaried and hourly employees at our Alpha Coal West business unit.

Belle Ayr consists of one mine that produces sub-bituminous, low sulfur coal for sale primarily to utility companies. Belle Ayr extracts coal from a coal seam that is 75 feet thick. The mine sells 100% raw coal mined and no washing is necessary. Belle Ayr shipped 25.8 million tons of coal in 2010. We plan to apply to lease several hundred million tons of surface mineable federal coal reserves that adjoins Belle Ayr’s property under the lease by application (“LBA”) process. If we prevail in the bidding process and obtain these reserves, we will be able to extend the life of the mine. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the BNSF Railway and the Union Pacific Railroad, to power plants located throughout the West, Midwest and the South.

Eagle Butte consists of one mine that produces sub-bituminous, low sulfur coal for sale primarily to utility companies. Eagle Butte extracts coal from coal seams that total 100 feet thick. The mine sells 100% raw coal mined and no washing is necessary. Eagle Butte shipped 23.2 million tons of coal in 2010. Coal from Eagle Butte is shipped on the BNSF Railway to power plants located throughout the West, Midwest and the South. The mine also ships a small portion by truck.

Other Operations

We have other operations and activities in addition to our coal production, processing and sales business, including:

Road Construction Business. NCI operates a road construction business under a contract with the State of West Virginia Department of Transportation. Pursuant to the contract, NCI is completing approximately 11 miles of rough grade road in West Virginia over approximately the next year and, in exchange, NCI will be compensated by West Virginia based on the number of cubic yards of material excavated and/or filled to create a road bed, as well as for certain other cost components. As the road is constructed, any coal recovered is sold by NCI as part of its coal operations. We also have other minor road construction projects in conjunction with other surface mining operations.

Maxxim Rebuild and Dry Systems Technologies. Our subsidiary Maxxim Rebuild Co., LLC, is a mining equipment company with facilities in Kentucky and Virginia. This business largely consists of repairing and reselling equipment and parts used in surface mining and in supporting preparation plant operations. Our subsidiary Dry Systems Technologies manufactures patented particulate scrubbers and filters for underground diesel engine applications and rebuilds underground mining equipment for external customers and our subsidiaries.

Coalbed Methane and Natural Gas Extraction. A subsidiary engages in degassing services in advance of mining in Pennsylvania. Coal bed methane is directed through pipelines and sold to third parties. We also control approximately 20,000 acres of Marcellus Shale natural gas holdings in southwest Pennsylvania in one of the Marcellus’ most productive regions. During 2010, we entered into a 50/50 joint venture with Rice Energy, LP to develop a portion of these holdings.

Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 41% interest in Dominion Terminal Associates (“DTA”), a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1984, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2010, we shipped a total of 2.2 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for operating expenses, which are offset by payments we receive for transportation incentive payments and for renting our unused storage space in the terminal to third parties. In 2010, we received cash payments related to the terminal of $16.7 million, partially offset by payments we made for expenses of $8.3 million. The terminal is held in a partnership with subsidiaries of two other companies, Arch Coal, Inc. and Peabody Energy Corp.

Coal Brokerage. Our coal brokerage group purchases and sells third party coal and serves as an agent of our coal subsidiaries.

Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Marketing, Sales and Customer Contracts

Our marketing and sales force, which is principally based in Abingdon, Virginia, included 60 employees as of December 31, 2010, and consists of sales managers, distribution/traffic managers, contract administrators and administrative personnel. In addition to marketing coal produced in our six regional business units, we are also actively involved in the purchase and resale of coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our marketing efforts are centered on customer needs and requirements.  By offering coal of both steam and metallurgical grades to provide specific qualities of heat content, sulfur and ash, and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and provides us with the ability to sustain high sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities and steel manufacturers who have been stable long-term customers of ours and our acquired companies.

We sold a total of 84.8 million tons of coal in 2010, consisting of 82.6 million tons of produced and processed coal and 2.2 million tons of purchased coal that we resold without processing. A portion of purchased coal was blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. Approximately 0.8 million tons of our 2010 purchased coal sales were processed by us, meaning we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale.

We sold a total of 47.2 million tons of coal in 2009, consisting of 45.7 million tons of produced and processed coal and 1.5 million tons of purchased coal that was resold without processing. Of the total purchased coal sales of 1.9 million tons in 2009, approximately 1.5 million tons were blended prior to resale.  Approximately 0.4 million tons of 2009 purchased coal sales were processed by us.

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

The breakdown of tons sold for 2010, 2009 and 2008 is set forth in the table below:

	Steam Coal Sales (1)		Metallurgical Coal Sales (1)
Year	Tons	% of Total Sales Volume	Tons	% of Total Sales Volume
	(In millions, except percentages)

2010	73.0	86%	11.8	14%
2009 (2)	39.1	83%	8.1	17%
2008	15.5	58%	11.4	42%

(1)
Sales of steam coal during 2010, 2009, and 2008 were made primarily to large utilities and industrial customers throughout the United States and sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in countries in Europe, Asia and South America.

(2)
The amounts for 2009 include the results of operations for Old Alpha for the period from January 1, 2009 through July 31, 2009 and the results of operations for the combined company for the period from August 1, 2009 through December 31, 2009.

We sold coal to over 150 different customers in 2010. Our top ten customers in 2010 accounted for approximately 42% of 2010 total revenues and our largest customer during 2010 accounted for approximately 9% of 2010 total revenues. The following table provides information regarding exports in 2010, 2009 and 2008 by revenues and tons sold:

Year	Export Tons Sold	Export Tons Sold as a Percentage of Total Coal Sales Volume	Export Sales Revenues	Export Sales Revenue as a Percentage of Total Revenues

2010	9.6	11%	$1,351.0	34%
2009 (1)	6.6	14%	$768.0	31%
2008	8.5	31%	$1,292.1	52%

(1)
The amounts for 2009 include the results of operations for Old Alpha for the period from January 1, 2009 through July 31, 2009 and the results of operations for the combined company for the period from August 1, 2009 through December 31, 2009.

Export shipments during 2010, 2009 and 2008 serviced customers in 27, 19 and 20 countries, respectively, across North America, Europe, South America, Asia and Africa. Brazil was the largest export market in 2010, 2009 and 2008, with sales to Brazil accounting for approximately 11%, 23% and 15%, respectively, of total export revenues and 4%, 7% and 8%, respectively, of total revenues. All of our sales are made in U.S. dollars, which reduces foreign currency risk. A portion of our coal sales volume is subject to seasonal fluctuation, with sales to certain customers being curtailed during the winter months due to the freezing of lakes that we use to transport coal to those affected customers.

As is customary in the coal industry, when market conditions are appropriate and particularly in the steam coal market, we enter into long-term contracts (exceeding one year in duration) with many of our customers. These arrangements allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. A significant majority of our steam coal sales are shipped under long-term contracts. During 2010, approximately 87% and 78% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts and during 2009, approximately 71% and 55% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.

Our sales backlog, including backlog subject to price reopener and/or extension provisions, was approximately 195.9 million tons as of January 26, 2011 and approximately 208.9 million tons at the beginning of 2010. Of these tons, approximately 43% and 38%, respectively, were expected to be filled within one year.

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

Distribution

We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet the customer's needs. Our produced and processed coal is loaded from our 13 preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines, lake-going and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 80% of total shipments of coal volume produced and processed from our mines to the preparation plant to the customer in 2010. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2010, approximately 8% of our coal sales volume was delivered to our customers through transport on the Great Lakes and domestic rivers, approximately 5% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 3% was moved through the coal export terminal at Newport News, Virginia operated by DTA, and approximately 2% was moved through the export terminals at Baltimore, MD and New Orleans, LA. We own a 41% interest in the coal export terminal at Newport News, VA operated by DTA. See “-Other Operations.”

Transportation

Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation. Producers usually pay shipping costs from the mine to the port.

We depend upon rail, barge, trucking and other systems to deliver coal to markets. In 2010, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation, Norfolk Southern Railway Company, BNSF Railway and Union Pacific Railroad Company. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck.

We have positive relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation and logistics employees.

Suppliers

We incur a substantial amount of expenses per year to procure goods and services in support of our business activities in addition to capital expenditures. Principal goods and services include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. We use suppliers for a significant portion of our equipment rebuilds and repairs both on- and off-site, as well as construction and reclamation activities and to support computer systems.

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

Employees

As of December 31, 2010, we had approximately 6,500 employees. As of December 31, 2010, the UMWA represented approximately 21% of our employees located in Virginia, West Virginia and Pennsylvania. UMWA-represented employees produced approximately 13% of our coal sales volume during the fiscal year ended December 31, 2010. Relations with organized labor are important to our success, and we believe our relations with our employees are satisfactory.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Federal, state and local authorities regulate the United States coal mining and oil and gas industries with respect to matters such as: employee health and safety; permitting and licensing requirements; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil; protection of surface and groundwater; surface subsidence from underground mining; the effects on surface and groundwater quality and availability; noise; dust and competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, pipelines, roads and public facilities. Ordinances, regulations and legislation (and judicial or agency interpretations thereof) with respect to these matters have had, and will continue to have, a significant effect on our production costs and our competitive position. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs and may cause delays, interruptions, or a termination of operations, the extent of which we cannot predict. We intend to respond to these regulatory requirements and interpretations thereof at the appropriate time by implementing necessary modifications to facilities or operating procedures or plans. When appropriate, we may also challenge actions in regulatory or court proceedings. Future legislation, regulations, interpretations or enforcement may also cause coal to become a less attractive fuel source for our customers due to factors such as investments in pollution control equipment necessary to meet new and more stringent air, water or solid waste requirements.  Similarly, coal may become a less attractive fuel source for our customers if federal, state or local emissions rates or caps on greenhouse gases are enacted, or a tax on carbon is imposed, such as those that may result from climate change legislation or regulations. As a result, future legislation, regulations, interpretations or enforcement may adversely affect our mining or other operations, or our cost structure or may adversely impact the ability or economic desire of our customers to use coal.

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

In recent years, legislative and regulatory bodies at the state and federal levels, including MSHA, have promulgated or proposed various statutes, regulations and policies relating to mine safety and mine emergency issues. The MINER Act passed in 2006 mandated mine rescue regulations, new and improved technologies and safety practices in the area of tracking and communication, and emergency response plans and equipment. Although some new laws, regulations and policies are in place, these legislative and regulatory efforts are still ongoing. In addition, on October 14, 2010, MSHA published a proposed rule to reduce the permissible concentration of respirable dust in underground coal mines from the current standard of 2 milligram per cubic meter of air to one milligram per cubic meter. MSHA is also likely to adopt new safety standards for proximity protection for miners that will require certain underground mining equipment to be equipped with devices that will shut the equipment down if a person is too close to the equipment to avoid injuries where individuals are caught between equipment and blocks of unmined coal. At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but it will increase our costs and those of our competitors. Some, but not all, of these additional costs may be passed on to customers.

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

In December 2000, the Department of Labor amended regulations implementing the federal black lung laws to, among other things, establish a presumption in favor of a claimant’s treating physician and limit a coal operator’s ability to introduce medical evidence regarding the claimant’s medical condition. Due to these changes, the number of claimants who are awarded benefits has since increased, and will continue to increase, as will the amounts of those awards. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in coal mines and suffer from totally disabling lung disease. A coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner’s work. Second, it changed the law so black lung benefits being received by miners automatically go to their dependent survivors, regardless of the cause of the miner’s death.

As of December 31, 2010, all of our various payment obligations for federal black lung benefits to claimants entitled to such benefits are either fully secured by insurance coverage or paid from a tax exempt trust established for that purpose. Based on actuarial reports and required funding levels, from time to time we may have to supplement the trust corpus to cover the anticipated liabilities going forward.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain UMWA, retirees and their spouses or dependants. The Coal Act established the Combined Benefit Fund into which employers who are “signatory operators” are obligated to pay annual premiums for beneficiaries. The Combined Benefit Fund covers a fixed group of individuals who retired before July 1, 1976, and the average age of the retirees in this fund is over 80 years of age. Premiums paid in 2010 and 2009 for our obligations to the Combined Benefit Fund were approximately $0.8 million and $0.4 million, respectively. The Coal Act also created a second benefit fund, the 1992 UMWA Benefit Plan (“the 1992 Plan”), for miners who retired between July 1, 1976 and September 30, 1994, and whose former employers are no longer in business to provide them retiree medical benefits. Companies with 1992 Plan liabilities also pay premiums into this plan. Premiums paid in 2010 and 2009 for our obligation to the 1992 Plan were $0.9 million and less than $0.1 million, respectively. These per beneficiary premiums for both the Combined Benefit Fund and the 1992 Plan are adjusted annually based on various criteria such as the number of beneficiaries and the anticipated health benefit costs.

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

Environmental Laws

We and our customers are subject to various federal, state and local environmental laws relating to the extraction, processing and use of coal, oil and natural gas. Some of the more material of these laws and issues, discussed below, place stringent requirements on our coal mining and other operations, others apply to the ability of our customers to use coal. Federal, state and local regulations also require regular monitoring of our mines and other facilities to ensure compliance with these many laws and regulations.

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

In order to obtain mining permits and approvals from state regulatory authorities, we must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior or better condition, productive use or other permitted condition. Typically, we submit our necessary permit applications several months, or even years, before we plan to begin mining a new area or extend an existing area. In the past, we have generally obtained our mining permits in time so as to be able to run our operations as planned. However, we may experience difficulty or delays in obtaining mining permits or other necessary approvals in the future, or even face denials of permits altogether. In particular, issuance of Army Corps of Engineers (the “COE”) permits in Central Appalachia allowing placement of material in valleys have been slowed in recent years due to ongoing disputes over the requirements for obtaining such permits. These delays could spread to other geographic regions.

Mountaintop removal mining is a legal but controversial method of surface mining. Certain anti-mining special interest groups are waging a public relations assault upon this mining method and are encouraging the introduction of legislation at the state and federal level to restrict or ban it and to preclude purchasing coal mined by this method. Should changes in laws, regulations or availability of permits severely restrict or ban this mining method in the future, our production and associated profitability could be adversely impacted.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement within the Department of the Interior (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining, as well as many aspects of deep mining that impact the surface. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority with primacy and issues the permits, but OSM maintains oversight. SMCRA stipulates compliance with many other major environmental statutes, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”). SMCRA permit provisions include requirements for, among other actions, coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; mitigation plans; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation. The permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural and historical resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology, and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mining and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mining and reclamation plan incorporates the provisions of SMCRA, the state programs, and the complementary environmental programs that affect coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land.

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

In December 2008, OSM issued revisions to its Stream Buffer Zone Rule under SMCRA. The revisions allow disposal of excess spoil within 100 feet of streams if OSM makes findings of impact minimization that overlap findings required by the COE in administration of the Clean Water Act Section 404 permit program. In April 2010, as initial steps toward issuing a new Stream Protection Rule under SMCRA, OSM commenced a pre-rulemaking information gathering process and solicited public comment on a notice of intent to conduct an environmental impact study.  OSM reports that the options under consideration for the new rule include requiring more extensive baseline data on hydrology, geology and aquatic biology in permit applications; specifically defining the “material damage” that would be prohibited outside permitted areas; requiring additional monitoring during mining and reclamation; establishing corrective action thresholds; and limiting variances and exceptions to the “approximate original contour” requirement for reclamation.  In a settlement agreement with environmental groups that filed legal challenges seeking to invalidate the 2008 rule, OSM has agreed to issue a new proposed rule by February 2011 and a final rule by June 2012. In addition, legislation has been introduced in Congress in the past and may be introduced in the future in an attempt to preclude placing any fill material in streams. Implementation of new requirements or enactment of such legislation would negatively impact our future ability to conduct certain types of mining activities.

Surety Bonds

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, water treatment, federal and state workers’ compensation costs, obligations under federal coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. We cannot predict the ability to obtain or the cost of bonds in the future.

Greenhouse Gas Emissions Impact Initiatives

One major by-product of burning coal and all other fossil fuels is the release of carbon dioxide (“CO2”), which is considered by the U.S. Environmental Protection Agency (the “EPA”) as a greenhouse gas (“GHG”). CO2 is perceived by some as a major source of concern with respect to global warming. Methane, which must be expelled from our underground coal mines for mining safety reasons, also is classified as a greenhouse gas. Although our gas operations capture much of the coalbed methane in several of our operations, most is vented into the atmosphere when the coal is mined.

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including CO2 emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for greenhouse gas emission reductions and related financing. Any international greenhouse gas agreement in which the United States participates, if at all, could adversely affect the price and demand for coal.

In addition to possible future U.S. treaty obligations, regulation of greenhouse gases in the United States could occur pursuant to new or amended federal or state legislation, including but not limited to regulatory changes under the Clean Air Act, Public Utility Regulatory Policies Act, state initiatives, or otherwise. At the federal level, Congress actively considered in the past, and may consider in the future, legislation that would establish a nationwide GHG emissions cap-and-trade or other market-based program to reduce greenhouse gas emissions.  There are other types of legislative proposals that would promote clean energy that Congress has also considered in the past, and is currently considering. Many of these proposals would tend to favor fuels that have a lower carbon content than coal, but such proposals also incent the construction and development of carbon capture and sequestration plants as well as other advanced coal technologies.  We cannot predict the financial impact of future greenhouse gas or clean energy legislation on our operations or our customers at this time.

The EPA also is implementing plans to regulate carbon dioxide emissions. In October 2009, the EPA published its final Mandatory Greenhouse Gas Reporting Rule, which requires power plants and other large sources of greenhouse gases to commence data collection in January 2010 and to file their first annual reports disclosing greenhouse gas emissions in 2011. In July 2010, the EPA issued amendments that would require underground coal mines and certain other source categories to file their first annual reports disclosing greenhouse gas emissions in 2012, covering calendar year 2011.

More generally, in April 2007, the U.S. Supreme Court ruled in Massachusetts v. Environmental Protection Agency that the Clean Air Act gives the EPA the authority to regulate vehicle tailpipe emissions of greenhouse gases and that the EPA had not yet articulated a reasonable basis for not issuing such regulations. Accordingly, in December 2009, the EPA issued a Final Endangerment and Cause or Contribute Findings for Greenhouse Gases under Section 202(a) of the Clean Air Act, wherein the EPA concluded that GHGs endanger the public health and welfare. In April 2010, the EPA issued, along with the Department of Transportation, a rule to regulate GHG emissions from new cars and trucks.  This rule took effect in January 2011, and according to EPA, established GHG emissions as “regulated pollutants” under the Clean Air Act.  As a consequence, and in conjunction with an EPA Final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, will require new and modified emission sources to meet Best Available Control Technology for GHG emissions beginning in 2011.  The EPA has announced plans to begin issuing GHG performance standards for new and existing power plants and some other source categories. In particular, in December 2010, the EPA announced a proposed schedule for establishing greenhouse gas emissions limits for fossil fuel fired electric generation facilities calling for proposed regulations by July 2011 and final regulations by May 2012. Federal legislation that would variously suspend or eliminate EPA’s regulatory authority over GHGs has been introduced in both the House and Senate.

In addition to federal GHG regulations, there are several new state programs to limit greenhouse gas emissions and others have been proposed. State and regional climate change initiatives are taking effect before federal action. Beginning January 1, 2009 the Regional Greenhouse Gas Initiative (“RGGI”), a regional GHG cap-and-trade program calling for a ten percent reduction of emissions by 2018, was established by ten Northeastern states (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, and Vermont). The RGGI program has had several emission allowances auctions and will enter its second three-year control period in 2012.

On December 17, 2010, the California Air Resources Board (“ARB”) issued a final rule approving a state-wide GHG cap-and-trade program to be implemented pursuant to the California Global Warming Solutions Act of 2006 (known as “AB 32”).  The California AB 32 program is set by ARB to commence its first compliance period in 2012.  Many other greenhouse gas initiatives, including the Western Climate Initiative and the Midwestern Greenhouse Gas Reduction Accord, are in various stages of development. Also, numerous state public service commissions have revised or are revising air quality programs so as to limit greenhouse gas emissions such as Kansas, Colorado, and Texas.

Considerable uncertainty is associated with these greenhouse gas emissions impact initiatives. The content of new treaties or legislation is not yet determined and many of the new regulatory initiatives remain subject to review by the agencies or the courts. In addition to the timing for implementing any new legislation, open issues include matters such as the applicable baseline of emissions to be permitted, initial allocations of any emission allowances, required emissions reductions, availability of offsets to emissions such as planting trees or capturing methane emitted during mining, the extent to which additional states will adopt the programs, and whether they will be linked with programs in other states or countries.

Predicting the economic effects of greenhouse gas emissions impact legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Coal-fired generators could switch to other fuels that generate less of these emissions, possibly reducing the construction of coal-fired power plants or causing some users of our coal to switch to a lower CO2 generating fuel, or more generally reducing the demand for coal-fired electricity generation. This could result in an indeterminate decrease in demand for coal nationally, and various mechanisms proposed to limit greenhouse gas emissions could impact the price of coal and the cost of coal-fired generation. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards. In addition, if regulation of greenhouse gas emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.

Other Clean Air Act Regulations

The federal Clean Air Act and corresponding state laws that regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations arise primarily from permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including regulation of fine particulate matter measuring 2.5 micrometers in diameter or smaller, however, new regulations on GHG emissions could also impact permit requirements. Our customers also are subject to extensive air emissions requirements, including those applicable to the air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds from coal-fueled electricity generating plants and industrial facilities that burn coal. These requirements are complex, lengthy and becoming increasingly stringent as new regulations or amendments to existing regulations are adopted. In addition, legal challenges to regulations may impact their content and the timing of their implementation.

More stringent air emissions regulations in future years may increase the cost of producing and consuming coal and impact the demand for coal. Initially, we believe that such regulations will result in an upward pressure on the price of lower sulfur eastern coals, and more demand for western coals, as coal-fired power plants continue to comply with the more stringent restrictions initially focused on sulfur dioxide emissions. As utilities continue to invest the capital to add scrubbers and other devices to address emissions of nitrogen oxides, mercury and other hazardous air pollutants, demand for lower sulfur coals may drop. However, we cannot predict these impacts with certainty. Some of the more material Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•
New National Ambient Air Quality Standards.  The Clean Air Act requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. In 2010, EPA established a new 1-hour NAAQS for sulfur dioxide (“SO2”), and a new 1-hour NAAQS for nitrogen dioxide (“NO2”).

•
Fine Particulate Matter.  In 1997, the EPA revised the NAAQS for particulate matter, retaining the existing standard for particulate matter with an aerodynamic diameter less than or equal to 10 microns (“PM10”), and adding a new standard for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns (“PM2.5” or “fine particulate matter”). In April 2005, the EPA issued final non-attainment designations for 39 areas not achieving the 1997 PM2.5 standards, and in April 2007, the EPA issued its fine particle implementation rule establishing rules and guidance for state implementation plans to meet the standards. Under the Clean Air Act, state implementation plans were due in April 2008, establishing a regulatory program to meet the 1997 PM2.5 standards either by April 2010 or, if the EPA granted an extension, as expeditiously as practicable, but no later than April 2015. Moreover, in October 2006, the EPA issued a revised, more stringent 24-hour PM2.5 standard, triggering another round of non-attainment designations and ultimately regulation. In October 2009, the EPA designated 31 areas as non-attainment for the 2006 PM2.5 standard. Under the EPA’s current timeline, state implementation plans are due by December 2012 and attainment is required by December 2014, or December 2019 if the EPA grants an extension. Meeting the new PM2.5 standard also may require reductions of nitrogen oxide and sulfur dioxide emissions.

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

•
Clean Air Interstate Rule/Transport Rule. In 2005, the EPA issued its final Clean Air Interstate Rule (“CAIR”) for further reducing emissions of sulfur dioxide and NOx to deal with the interstate transport component of nonattainment with NAAQS. CAIR calls for Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to cap their emission levels of sulfur dioxide and NOx through an allowance trading program or other system. At full implementation, the EPA projected that CAIR would cut regional sulfur dioxide emissions by more than 70% from the 2003 levels, and cut NOx emissions by more than 60% from 2003 levels. Although a July 2008 court decision requires the EPA to modify CAIR, it currently remains in effect except in Minnesota, where a stay applies. In July 2010, in response to the court order on CAIR, the EPA proposed a new rule to replace CAIR, called the Transport Rule. As proposed, the Transport Rule would require additional reductions in SO2 and NOx emissions from power plants in 31 eastern states and the District of Columbia. As well, the Transport Rule, as proposed, would severely limit interstate emissions trading as a compliance option. The Transport Rule, which the EPA plans to finalize by June 2011, may ultimately require many coal-fired sources to install additional pollution control equipment for NOx and SO2.

•
Clean Air Mercury Rule. In March 2005, the EPA issued its final Clean Air Mercury Rule (“CAMR”) to set a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide pursuant to section 111 of the Clean Air Act. This “cap-and-trade” approach is similar to the approach under the CAIR rule discussed above. If implemented, the CAMR approach, which allows mercury emissions trading, when combined with the CAIR regulations, was forecast to reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap that was to take effect in 2018. However, in February 2008, CAMR was overturned in court, and in December 2009 the EPA announced that it plans to promulgate a rule under Section 112 of the Clean Air Act that will establish limits for power plants based on Maximum Available Control Technology (“MACT”) for mercury and other hazardous air pollutants. The EPA currently plans to issue a proposed rule by March 2010, and a final rule by November 2011. Once completed, the new MACT standard could require power plants to install significant additional controls.

•
Regional Haze. In 1999, the EPA promulgated a regional haze rule designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. The original regional haze rule required designated facilities to install Best Available Retrofit Technology (“BART”) to reduce emissions that contribute to visibility problems. In December 2006, the EPA modified the regional haze rule to allow states the flexibility to evaluate the use of cap-and-trade programs when such programs would result in greater progress toward the EPA’s visibility goals. States were to submit Regional Haze State Implementation Plan ("SIP") by December 2007. Most states failed to do so and the EPA promulgated a Federal Implementation Plan (“FIP”) that affects states with no SIP. The regional haze program primarily affects the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. It is expected that emission reductions required under other rules will address many, but perhaps not all, of the emission reduction requirements of the regional haze rule.

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

Section 404 Permitting

Permits under Section 404 of the CWA are required for coal companies to conduct dredging or filling activities in jurisdictional waters for the purpose of creating slurry ponds, water impoundments, refuse disposal areas, valley fills or other mining activities. Jurisdictional waters typically include ephemeral, intermittent, and perennial streams and may in certain instances include man-made conveyances that have a hydrologic connection to a stream or wetland. The COE only has jurisdiction over the “navigable waters” of the United States, and outside these waters there is arguably no need to procure a 404 permit. The United States Supreme Court ruled in Rapanos v. United States in 2006 that upper reaches of streams which are intermittent or do not flow might not be jurisdictional waters requiring 404 permits. The case did not involve disposal of mining refuse, but has implications for the mining industry. Subsequently, in June 2007 the COE and EPA issued a joint guidance document to attempt to develop a policy that will apply the jurisdictional standards imposed by the Supreme Court. The guidance requires a case-by-case analysis of whether the area to be filled has a sufficient nexus to downstream navigable waters so as to require 404 permits. Review and implementation of this guidance by the COE field offices remains inconsistent; the extent to which decisions made pursuant to this guidance will be challenged remains an open question.

The COE issuance of 404 permits is subject to the National Environmental Policy Act (“NEPA”). NEPA defines the procedures by which a federal agency must administer its permitting programs. The law requires that a federal agency must take a “hard look” at any activity that may “significantly affect the quality of the human environment”. This “hard look” is accomplished through an Environmental Impact Statement (“EIS”), a very lengthy data collection and review process. After the EIS is complete, only then can the 404 permit application be considered. However, the law also allows an initial Environmental Assessment (“EA”) to be completed to determine if a project will have a significant impact on the environment. To date, the COE has typically used the less detailed EA process to determine the impacts from impoundments, fills and other activities associated with coal mining, however, in some cases the full EIS process is being required for mining projects. In general, the preliminary findings show that these types of mining related activities will not have a significant effect on the environment, and as such a full EIS is not required. Should a full EIS be required for every permit, significant permitting delays could affect mining costs or cause operations not to be opened in the first instance, or to be idled or closed.

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

The COE is empowered to issue nationwide permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Nationwide Permit 21 (“NWP 21”) authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. On October 23, 2003, several citizens groups sued the COE in the United States District Court for the Southern District of West Virginia seeking to invalidate nationwide permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed individual permits. On July 8, 2004, the court issued an order enjoining the further issuance of NWP 21 permits and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all NWP 21 permits within the Southern District of West Virginia. The COE appealed the decision to the United States Court of Appeals for the Fourth Circuit. In November 2005, the Fourth Circuit Court of Appeals overturned the July 2004 decision, thereby allowing the continued use of the NWP 21 permitting process, but remanded remaining challenges to the NWP 21 permits to the district court. Resolution of those additional challenges is still pending before that court. A similar challenge to the NWP 21 and related permit processes was filed in Kentucky. In addition, in July 2009, the COE published a proposal to suspend and modify the NWP 21 to eliminate its use within a six state region, including Kentucky, Ohio, Pennsylvania, Tennessee, Virginia and West Virginia. Although work under existing NWP 21 permits will be allowed to continue, no new authorizations will be issued under this permit and it will not be renewed when it expires in March 2012.

In September 2009, the EPA announced it had identified 79 pending permit applications for Appalachian surface coal mining, under an enhanced coordination process with the COE and the United States Department of the Interior entered into in June 2009, that the EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These included five of our permit applications, two of which were already withdrawn when the EPA issued its list. While the EPA has stated that its identification of these 79 permit applications does not constitute a determination that the mining involved cannot be permitted under the CWA and does not constitute a final recommendation from the EPA to the COE on these projects, it is uncertain how long the further review will take for our three subject permit applications, what types of conditions or restrictions will be imposed or what the final outcome will be.

Further, the EPA has begun to apply its enhanced permitting coordination process, called the Surface Coal Mining Pending Permit Coordination Procedures issued by EPA and the COE on June 11, 2009 (the “ECP”), and guidance contained in an document, April 1, 2010 Memorandum entitled “Detailed Guidance: Improving EPA Review of Appalachian Surface Coal Mining Operations Under the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order” (“Detailed Guidance”) (75 Fed. Reg. 18,500) in their review of new surface and underground mining permits. Application of the ECP and the Detained Guidance has the potential to delay issuance of permits for the company, or to change the conditions or restrictions imposed in those permits. Use of this guidance by EPA without going through formal rulemaking procedures has been challenged in court by the National Mining Association and by several states.

In March 2010, the U.S. Environmental Protection Agency (“EPA”) proposed a veto of a federal Clean Water Act permit held by another coal mining company for a surface mine in Appalachia. In explaining its position, the EPA cited significant and irreversible damage to wildlife and fishery resources and severe degradation of water quality caused by mining pollution. If the EPA’s proposed action is finalized, the permit will be invalidated. While our operations are not directly impacted, this could be a further indication that other surface mining water permits could be subject to more substantial review in the future.

National Pollutant Discharge Elimination Permits

The Clean Water Act (“CWA”) requires that all of our operations obtain NPDES permits for discharges of water from all of our mining operations. All NPDES permits require regular monitoring and reporting of one or more parameters on all discharges from permitted outfalls. Additional parameters, including selenium, aluminum, total dissolved solids and conductivity, stemming in part from application of the Detailed Guidance discussed above and increasingly more restrictive limits are being added to NPDES permits in all states which potentially could create requirements for treatment systems and higher costs to comply with permit conditions. In particular, the Detailed Guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of various salts present in water. In order to obtain federal Clean Water Act new permits and renewals for coal mining in Appalachia, as defined in the guidance, applicants must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards, including narrative standards. The EPA Administrator has stated that these water quality standards may be difficult for most mining operations to meet. Additionally, the Detailed Guidance contains requirements for avoidance and minimization of environmental impacts, mitigation of mining impacts, consideration of the full range of potential impacts on the environment, human health, and communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. In the future, to obtain necessary new permits and renewals, we and other mining companies will be required to meet these requirements. We have begun to incorporate these new requirements into some of our current permitting actions, however there can be no guarantee that we will be able to meet these or any other new standards with respect to our future permit applications or renewals.

When a water discharge occurs and one or more parameters are outside the approved limits permitted in an NPDES permit, these exceedances of permit limits are self-reported to the pertinent agency. The agency may impose penalties for each such release in excess of permitted amounts. If factors such as heavy rains or geologic conditions cause persistent releases in excess of amounts allowed under NPDES permits, costs of compliance can be material, fines may be imposed, or operations may have to be idled until remedial actions are possible. Additionally, the CWA has citizen suit provisions which allow individuals or organized groups to file suit against permit holders or the EPA or state agencies for failure to enforce all aspects of the CWA. Although we are aware of potential citizen suit actions against a small number of our permits, it is not clear if these actions will proceed. Similar actions have recently been filed against other companies.

Recently, there have been renewed efforts by the EPA to examine the coal industry’s record of compliance with these limits. This enhanced scrutiny recently resulted in an agreement by Massey to pay a $20 million penalty for over 4,000 alleged NPDES permit violations. Subsequently, each of our operating subsidiaries conducted an assessment of their NPDES monitoring and reporting practices, which identified some exceedances of permit limits. In 2009 and 2008, each of our West Virginia subsidiaries entered into Consent Orders with the West Virginia Department of Environmental Protection on this matter.  Future exceedances of permit limits may be unavoidable and future fines may be imposed.

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

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”) affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management requirements.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill. The EPA also concluded beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. However, the recent failure of an ash disposal dam in Tennessee has focused attention on this issue and many environmental groups continue to push for classification of ash as a hazardous waste. In May 2010, the EPA issued proposed regulations governing management and disposal of coal ash from coal-fired power plants. The EPA sought public comment on two regulatory options. Under the more stringent option, the EPA would regulate coal ash as a “special waste” subject to hazardous waste standards when disposed in landfills or surface impoundments, which would be subject to stringent design, permitting, closure and corrective action requirements.  Alternatively, coal ash would be regulated as non-hazardous waste under RCRA subtitle D, with national minimum criteria for disposal but no federal permitting or enforcement. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA is expected to issue a final decision by the end of 2011. We currently cannot predict whether these rules, once finalized, with have a significant impact on coal used by electricity generators.

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

Item 1A. Risk Factors

Investment in our common stock is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss

Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in less demand and lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for approximately 86% and 83% of our coal sales volume during 2010 and 2009, respectively. The majority of our sales of steam coal were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear fuel, oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. We expect many new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel with plentiful supplies and low cost at the current time. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 14% and 17% of our coal sales volume during 2010 and 2009, respectively.  Any deterioration in conditions in the U.S. steel industry would reduce the demand for our metallurgical coal and could impact the collectability of our accounts receivable from U.S. steel industry customers. In addition, the U.S. steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use coke. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. If the demand and pricing for metallurgical coal in international markets decreases in the future, the amount of metallurgical coal that we sell and the prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

Federal and state authorities inspect our operations, and given a recent incident at a Massey subsidiary’s underground mine in Central Appalachia and related announcements by government authorities, we anticipate additional requirements may be imposed and heightened inspection intensity. In response to the incident, federal and West Virginia authorities have announced special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. Certain of these inspections have already occurred. In addition, both the federal government and the state of West Virginia have announced that they are considering changes to mine safety rules and regulations, which could potentially result in or require additional or enhanced safety features, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

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

In addition, these laws and regulations require us to obtain numerous governmental permits. Many of our permits are subject to renewal from time to time, and renewed permits may contain more restrictive conditions than our existing permits. Many of our permits governing discharges to or impacts upon surface streams and groundwater will be subject to new and more stringent conditions to address various new water quality requirements that permitting authorities are now required to address when those permits are renewed over the next several years. To obtain new permits, we may have to petition to have stream quality designations changed based on available data, and if we are unsuccessful, we may not be able to operate the facility as planned or at all. Although we have no estimates at this time, our costs to satisfy such conditions could be substantial. We may also be required under certain permits to provide authorities data pertaining to the effect or impact that a proposed exploration for or production of coal may have on the environment.

In recent years, the permitting required for coal mining, particularly under the Surface Mining Control and Reclamation Act and the Clean Water Act to address filling ephemeral and intermittent streams and other valleys with materials from mountaintop coal mining operations and preparation plant refuse disposal has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups against coal mining companies and environmental regulatory authorities. Congress has also considered legislation to impose additional limitations on surface mining. It is unclear at this time how the issues will ultimately be resolved, but for this as well as other issues that may arise involving permits necessary for coal mining and other operation, such requirements could prove costly and time-consuming, and could delay commencing or continuing exploration or production operations. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which we cannot predict.

Extensive regulation of these matters has had and will continue to have a significant effect on our costs of production and competitive position. Further legislation, regulations or enforcement may also cause our sales or profitability to decline by hindering our ability to continue our mining operations, by increasing our costs or by causing coal to become a less attractive fuel source. See Item I “Business—Environmental and Other Regulatory Matters.”

Climate change initiatives could significantly reduce the demand for coal, increase our costs and reduce the value of our coal and gas assets.

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHG”), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users, such as coal-fired electric generation power plants. Our underground mines emit methane, which must be expelled for safety reasons.

Considerable and increasing government attention in the United States and other countries is being paid to reducing greenhouse gas emissions, including CO2 emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for greenhouse gases, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for greenhouse gas emission reductions and related financing. Any international greenhouse gas agreement in which the United States participates, if at all, could adversely affect the price and demand for coal.

U.S. legislative and regulatory action also may address greenhouse gas emissions. At the federal level, Congress actively considered in the past, and may consider in the future, legislation that would establish a nationwide GHG emissions cap-and-trade or other market-based program to reduce greenhouse gas emissions. The EPA also has commenced regulatory action that could lead to controls on carbon dioxide from larger emitters such as coal-fired power plants and industrial sources. In advance of federal action, state and regional climate change initiatives, such as the Regional Greenhouse Gas Initiative of eastern states, the Western Regional Climate Action Initiative, and recently enacted legislation in California and other states are taking effect before federal action. In addition, some states and municipalities in the United States have adopted or may adopt in the future regulations on greenhouse gas emissions. Some states and municipal entities have commenced litigation in different jurisdictions seeking to have certain utilities, including some of our customers, reduce their emission of carbon dioxide. Apart from governmental regulation, in February 2008, three of Wall Street’s largest investment banks announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal-fired plants.

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

In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. See Item I “Business—Environmental and Other Regulatory Matters.” A series of more stringent requirements are expected to become effective in coming years. These requirements include implementation of the current and more stringent proposed ambient air quality standards for particulate matter and ozone, implementation of and forthcoming revisions to the Clean Air Interstate rule governing emission levels of sulfur dioxide and nitrogen oxides, and the EPA’s projected rule to limit emissions of mercury and other hazardous air pollutants from power plants.  Such requirements may require significant emissions control expenditures for coal-fired power plants. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal.

MSHA and state regulators may order certain of our mines to be temporarily closed or operations therein modified, which would adversely affect our ability to meet our contracts or projected costs.

MSHA and state regulators may order certain of our mines to be temporarily closed due to investigations of accidents resulting in property damage or injuries, or due to other incidents such as fires, roof falls, water flow and equipment failure or ventilation concerns. In addition, regulators may order changes to mine plans or operations due to their interpretation or application of existing or new laws or regulations. Any required changes to mine plans or operations may result in temporary idling of production or addition of costs.

Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and decreased production and sales and adversely affect our operating results and could result in impairments to our assets.

A majority of our coal mining operations are conducted in underground mines and the balance of our operations is at surface mines. Our coal production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past and may experience in the future include:

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

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results and could result in impairments to our assets.

We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flows and profitability.

Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities.  Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities.  Such inefficiencies would likely reduce our production, cash flows, and profitability.

In particular, certain of our activities involving valley fills, ponds or impoundments, refuse, road building, placement of excess material, and other mine development activities require a Section 404 dredge and fill permit from the Army Corps of Engineers (“COE”) and a Section 401 certification or its equivalent from the state in which the mining activities are proposed.  In recent years, the Section 404 permitting process has faced increasingly stringent regulatory and administrative requirements and a series of court challenges that have resulted in increased costs and delays in the permitting process. In September 2009, the U.S. Environmental Protection Agency (“EPA”) announced it had identified 79 pending permit applications for Appalachian surface coal mining, under a coordination process with the COE and the United States Department of the Interior entered into in June 2009, that the EPA believes warrant further review because of its continuing concerns about water quality and/or regulatory compliance issues. These included five of our permit applications, two of which we have withdrawn. While the EPA has stated that its identification of these 79 permit applications does not constitute a determination that the mining involved cannot be permitted under the Clean Water Act and does not constitute a final recommendation from the EPA to the COE on these projects, it is uncertain how long the further review will take for our three subject permit applications or what the final outcome will be.  It is also unclear what impact this process may have on the types of conditions or restrictions that will be imposed on our future applications for surface coal mining permits and surface facilities at underground mines. Increasingly stringent requirements governing coal mining also are being considered or implemented under the Surface Mining Control and Reclamation Act, the National Pollution Discharge Elimination System permit process, and various other environmental programs. Future changes or challenges to the permitting process could cause additional increases in the costs, time, and difficulty associated with obtaining and complying with the permits, and could, as a result, adversely affect our coal production, cash flows and profitability.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Our operations, including our acquired companies, currently use and have used in the past, hazardous materials, and from time to time we generate and have generated in the past, limited quantities of hazardous wastes. We may be subject to claims under federal or state statutes or common law doctrines for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater, and other natural resources. Such claims may arise out of current or former conditions at sites that we own or operate currently, as well as at sites that we and our acquired companies owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, causing extensive damage to the environment and natural resources, as well as liability for related personal injuries and property damages. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. The failure of the fly ash impoundment at the Tennessee Valley Authority’s Kingston Power Plant, which is not regulated in the same manner as our slurry impoundments, could result in additional scrutiny of our impoundments.

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

The geological characteristics of Northern and Central Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, our mines in Northern and Central Appalachia.

Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

We compete with numerous other coal producers in various regions of the United States for domestic and international sales. Recent increases in coal prices has and could continue to encourage the development of expanded capacity by new or existing coal producers. Any resulting overcapacity could reduce coal prices and therefore reduce our revenues.

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

We also compete in international markets against coal produced in other countries. Measured by tons sold, exports accounted for approximately 11% of our sales in 2010. The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. For example, if the value of the U.S. dollar were to rise against other currencies in the future, our coal would become relatively more expensive and less competitive in international markets, which could reduce our foreign sales and negatively impact our revenues and net income. In addition, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.

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

We base our reserve information on engineering, economic and geological data assembled and analyzed by our staff, which includes various engineers and geologists, and which is occasionally reviewed by outside firms. The reserve estimates as to both quantity and quality are annually updated to reflect production of coal from the reserves and new drilling, engineering or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs, all of which may vary considerably from actual results.

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

We contribute to a multi-employer defined benefit pension plan (the "Plan") administered by the UMWA. In 2010, our total contributions to the plan and other contractual payments under our UMWA wage agreement were approximately $19.9 million.

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

The Pension Protection Act of 2006 (“PPA”) requires a minimum funding ratio of 80% be maintained for this multi-employer pension plan and if the plan is determined to have a funding ratio of less than 80%, it will be deemed to be “seriously endangered”, and if less than 65% it will deemed to be “critical”, and in either case will be subject to additional funding requirements. In October 2010, we received notice that the plan is considered to be in seriously endangered status for the July 1, 2010 plan year because the actuary determined that the plan’s funding percentage is less than 80% and the plan is projected to have an accumulated funding deficiency by the plan year beginning July 1, 2017. The PPA requires the plan to adopt a funding improvement plan that may include increased contributions. Such increased contributions could have a material effect on our financial condition, results of operations and cash flows.

Our defined benefit pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor defined benefit pension plans in the United States for certain salaried and non-union hourly employees. For these plans, the PPA generally establishes a funding target of 100% of the present value of accrued benefits. The PPA includes a funding target phase-in provision such that the funding target is 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter. Generally, a plan with a funding ratio below the prescribed target is subject to additional contributions requirements (amortization of funding shortfalls). Furthermore, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to even higher funding requirements under the PPA. In addition, the value of existing assets held in our pension trust is affected by changes in the economic environment. As a result, we may be required to make significant cash contributions into the pension trust in order to comply with the funding requirements of the PPA. In 2010 we contributed $43.5 million to our pension plans. We currently expect to make contributions in 2011 in the range of $40 million for our defined benefit retirement plans to maintain at least an 80% funding ratio.

As of December 31, 2010, our annual measurement date, our salaried and hourly pension plans were underfunded by $37.6 million. These pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation, (“PBGC”), has the authority to terminate an underfunded pension plan under limited circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC that could exceed the entire amount of the underfunding.

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

The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements. Healthcare benefit changes required by the healthcare legislation will be included in any new labor agreements. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. We re-measured our retiree welfare plan obligations during 2010 in order to account for the estimated impact of the excise tax and updated other assumptions related to anticipated retirement ages and health care cost trend rates. The re-measurement resulted in an additional $27.1 million increase to the retiree welfare plan obligation. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will need to continue to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, we will evaluate its assumptions in light of the new information.

Our work force could become increasingly unionized in the future and our unionized or union-free hourly work force could strike, which could adversely affect the stability of our production and reduce our profitability.

Approximately 87% of our 2010 coal production came from mines operated by union-free employees. As of December 31, 2010, approximately 79% of our workforce is union-free. However, employees have the right at any time under the National Labor Relations Act to form or affiliate with a union. Any further unionization of our employees, or the employees of third-party contractors who mine coal for us, could adversely affect the stability of our production and reduce our profitability.

Two of our Pennsylvania subsidiaries have separate wage agreements with the UMWA. Their existing wage agreements cover 1,138 (559 and 579, respectively) employees, and both wage agreements will expire at the end of the fourth quarter of 2011. Additionally, there is an agreement between Emerald Coal Resources, LP (“Emerald”) and the UMWA on behalf of the five employees working at the warehouse for Emerald, which expires at the end of the fourth quarter of 2011. Another Pennsylvania subsidiary has a wage agreement with the International Brotherhood of Electrical Workers (“IBEW”) covering 6 employees. This agreement expires in August 2013.

One of our Virginia subsidiaries has two contracts with the UMWA that cover 193 employees.   Two new collective bargaining agreements were ratified by those covered employees in May 2010.  Those agreements will expire in December 2014.

One of our West Virginia subsidiaries has a wage agreement with the UMWA, covering 18 employees. That collective bargaining agreement will expire in December 2011. Also, another West Virginia subsidiary, which is idle, has a wage agreement with the UMWA that could be terminated by our subsidiary or the UMWA with notice but since it is idle, no employees are affected at this time. However, if the operation becomes active again, these employees could be affected.

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

We could be negatively affected if we do not negotiate a new agreement with the UMWA, if we enter into a new wage agreement which significantly increases our labor costs or if we otherwise fail to maintain satisfactory labor relations.

Approximately 21% of our employees are represented by the UMWA. The current wage agreements for employees at two of our Pennsylvania subsidiaries and one of our West Virginia subsidiaries are set to expire in 2011. If we do not negotiate new collective bargaining agreements with the UMWA at these locations, we may incur prolonged strikes and other work stoppages at our union mines which would adversely affect our results of operations and cash flows. If we enter into a new agreement with the UMWA which significantly increases our labor costs relative to the existing agreements or other coal companies, our ability to compete with other coal companies may be materially adversely affected.

A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity and competitive costs and could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In recent years, a shortage of trained coal miners has caused us to operate certain units without full staff, which decreases our productivity and increases our costs. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.

Acquisitions that we have completed since our formation, as well as acquisitions that we may undertake in the future, involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We continually seek to expand our operations and coal reserves through acquisitions. In the past five years, we have completed significant acquisitions and several smaller acquisitions and investments. Our ability to complete acquisitions is subject to availability of attractive targets on terms acceptable to us and general market conditions, among other things. If we are unable to successfully integrate the companies, businesses or properties that we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition or results of operations. Acquisition transactions, including the proposed acquisition of Massey Energy Company, involve various inherent risks, including:

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

Any one or more of these factors could cause us not to realize the benefits anticipated from an acquisition.

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future acquisitions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions. Further, acquisition accounting rules require changes in certain assumptions made subsequent to the measurement period as defined in current accounting standards, to be recorded in current period earnings, which could affect our results of operations.

Alpha and Massey must obtain required approvals and governmental and regulatory consents to complete the Massey Merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the Massey Merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Massey Merger.

The Massey Merger is subject to customary closing conditions.  These closing conditions include, among others, the receipt of required approvals of the stockholders of Alpha and Massey, the effectiveness of the registration statement and the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, ("HSR Act") and foreign antitrust laws.

The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations.  As a condition to their approval of the Massey Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the Massey Merger.  These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Massey Merger or may reduce the anticipated benefits of the business combination.  Neither Alpha nor Massey has any obligation to complete the Massey Merger if, as a condition to their approval, regulators require any sale, divestiture or disposition of, or prohibition or limitation on the ownership or operation by us of any portion of our respective business, properties or assets if such actions would have a material adverse effect on Alpha and its subsidiaries, taken as a whole, or Massey and its subsidiaries, taken as a whole.  Further, no assurance can be given that the required stockholder approvals will be obtained, that the related Registration Statement on Form S-4 will be declared effective or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.  If Alpha and Massey agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Massey Merger, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate our operations with Massey’s operations or reduce the anticipated benefits of the Massey Merger.  This could result in a failure to consummate the Massey Merger or have a material adverse effect on our business and results of operations after consummation of the Massey Merger.  Alpha and Massey will also be obligated to pay certain transaction-related fees and expenses in connection with the Massey Merger, whether or not the Massey Merger is completed.

Alpha may fail to realize the cost savings estimated as a result of the Massey Merger.

The success of the Massey Merger will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Alpha and Massey.  We may never realize these anticipated synergies, business opportunities and growth prospects.  Integrating operations will be complex and will require significant efforts and expenditures on the part of both Alpha and Massey.  Employees might leave or be terminated because of the Massey Merger.  Management of Alpha might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.  We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers.  Alpha’s management may be unable to successfully manage our exposure to pending and potential litigation.  We may be required by our regulators to undertake certain remedial measures upon the closing of the Massey Merger and Alpha’s management may not be able to successfully implement those and other remedial measures.  We may experience difficulties in applying our Running Right safety program at legacy Massey mines and facilities after consummation of the Massey Merger.  Moreover, assumptions underlying estimates of expected cost savings may be inaccurate and general industry and business conditions might deteriorate.  If any of these factors limit our ability to integrate the operations of Alpha and Massey successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the Massey Merger, might not be met.

In addition, Alpha and Massey have operated and, until the completion of the Massey Merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Massey Merger or could reduce our earnings.

Massey and Massey’s directors and officers are named parties to a number of actions, including various actions relating to the Upper Big Branch mine and safety conditions at Massey mines, and further actions may be filed against Massey, including by the U.S. Attorney’s Office.

A number of actions are pending in Delaware and Virginia state courts and federal courts relating to safety conditions at Massey’s mines, the April 2010 incident at the Upper Big Branch mine ("UBB") and other related matters.  These include derivative actions against current and former Massey directors and officers.  Massey and its officers and directors may be subject to future claims, including from families of the 29 miners that died in the UBB incident.  In addition, the U.S. Attorney’s Office and the federal MSHA in conjunction with the State of West Virginia are currently investigating the UBB incident.  The outcomes of these pending and potential claims and investigations are uncertain.  Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us.  Alpha may not resolve these claims favorably or may not successfully implement remedial safety measures imposed as a result of some of these actions and investigations.  In addition, if the Massey Merger is consummated, plaintiffs in the pending derivative actions against current and former Massey directors and officers, which we refer to as the derivative plaintiffs, and other plaintiffs who have filed suit challenging the Massey Merger have asserted that, if the Massey Merger is completed the derivative plaintiffs may lose standing to assert those claims.

Changes in purchasing patterns in the coal industry may make it difficult for us to extend existing supply contracts or enter into new long-term supply contracts with customers, which could adversely affect the capability and profitability of our operations.

We sell a significant portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves required to be supplied under the contract.   During 2010, approximately 87% and 78% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts. At December 31, 2010, our long-term coal supply agreements had remaining terms of up to ten years and an average remaining term of approximately two years. When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including pricing terms less favorable to us. For additional information relating to our long-term coal supply contracts, see “Business -- Marketing, Sales and Customer Contracts.”

As of January 26, 2011, approximately 6% and 59%, respectively, of our planned production for 2011 and 2012 was uncommitted. We may not be able to enter into coal supply agreements to sell this production on terms, including pricing terms, as favorable to us as our existing agreements.

As electric utilities continue to adjust to frequently changing regulations, including the Acid Rain regulations of the Clean Air Act, the Clean Air Mercury Rule, the Clean Air Interstate Rule and the possible deregulation of their industry, they are becoming increasingly less willing to enter into long-term coal supply contracts and instead are purchasing higher percentages of coal under short-term supply contracts. The industry shift away from long-term supply contracts could adversely affect us and the level of our revenues. For example, fewer electric utilities would have a contractual obligation to purchase coal from us, thereby increasing the risk that we will not have a market for our production. The prices we receive in the spot market may be less than the contractual price an electric utility is willing to pay for a committed supply. Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased revenues.

Certain provisions in our long-term supply contracts may reduce the protection these contracts provide us during adverse economic conditions or may result in economic penalties upon our failure to meet specifications.

Price adjustment, “price reopener” and other similar provisions in long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts. Price reopener provisions are particularly common in international metallurgical coal sales contracts. Some of our coal supply contracts contain provisions that allow for the price to be renegotiated at periodic intervals. Generally, price reopener provisions require the parties to agree on a new price based on the prevailing market price, however, some contracts provide that the new price is set between a pre-set “floor” and “ceiling.” In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract or litigation, the outcome of which is uncertain. Any adjustment or renegotiation leading to a significantly lower contract price could result in decreased revenues. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.

Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, some of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal beyond specified limits.

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

Our largest customer during 2010 accounted for approximately 9% of our total revenues. We derived approximately 42% of our 2010 total revenues from sales to our ten largest customers. These customers may not continue to purchase coal from us under our current coal supply agreements, or at all. If these customers were to reduce their purchases of coal from us significantly or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

A decline in demand for metallurgical coal would limit our ability to sell our high quality steam coal as higher-priced metallurgical coal and could affect the economic viability of certain of our mines that have higher operating costs.

Portions of our coal reserves possess quality characteristics that enable us to mine, process and market them as either metallurgical coal or high quality steam coal, depending on the prevailing conditions in the metallurgical and steam coal markets. We decide whether to mine, process and market these coals as metallurgical or steam coal based on management's assessment as to which market is likely to provide us with a higher margin. We consider a number of factors when making this assessment, including the difference between the current and anticipated future market prices of steam coal and metallurgical coal, the lower volume of saleable tons that results from producing a given quantity of reserves for sale in the metallurgical market instead of the steam market, the increased costs incurred in producing coal for sale in the metallurgical market instead of the steam market, the likelihood of being able to secure a longer-term sales commitment by selling coal into the steam market and our contractual commitments to deliver different types of coals to our customers. A decline in the metallurgical market relative to the steam market could cause us to shift coal from the metallurgical market to the steam market, thereby reducing our revenues and profitability.

Most of our metallurgical coal reserves possess quality characteristics that enable us to mine, process and market them as high quality steam coal. However, some of our mines operate profitably only if all or a portion of their production is sold as metallurgical coal to the steel market. If demand for metallurgical coal declined to the point where all the production from these mines had to be sold as steam coal, theses mines may not be economically viable and subject to closure. Such closures could lead to asset impairment charges, accelerated reclamation costs, as well as reduced revenue and profitability.

Disruption in supplies of coal produced by contractors and other third parties could temporarily impair our ability to fill customers' orders or increase our costs.

In addition to marketing coal that is produced by our subsidiaries' employees, we utilize contractors to operate some of our mines. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale, and we also process (which includes washing, crushing or blending coal at our preparation plants or loading facilities) a portion of the coal that we purchase from third parties prior to resale. We sold 2.2 million tons of coal purchased from third parties during 2010, representing approximately 3% of our total coal sales volume during 2010. Approximately 73% of our purchased coal sales volume in 2010 was blended with coal produced from our mines prior to resale, and approximately 1% of our total coal sales volume in 2010 consisted of coal purchased from third parties that we processed before resale. The availability of specified qualities of this purchased coal may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of contractor-produced coal and purchased coal could temporarily impair our ability to fill our customers' orders or require us to pay higher prices in order to obtain the required coal from other sources. Any increase in the prices we pay for contractor-produced coal or purchased coal could increase our costs and therefore lower our earnings.

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

Global financial markets experienced extreme disruption in recent years, which, among other things, severely limited liquidity and credit availability. While conditions improved in 2010 and liquidity has become available in the financial markets, we continue to closely monitor economic conditions and credit availability and the resulting impacts on our business and our suppliers and customers. If the current economic recovery proves to be only temporary, the current economic conditions worsens or a prolonged global, national or regional economic recession or other similar events occur, it is likely to significantly impact the creditworthiness of our customers and could increase the risk we bear on payment default.

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

In 2010, 80% of our produced and processed coal volume was transported from the load-out or preparation plant to the customer by rail. From time to time in the past, we have experienced deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs. If there is future deterioration of the transportation services provided by the railroad companies we use and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives and liquid fuels, such as diesel fuel. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of these commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

Fair value of derivative instruments that are not accounted for as a hedge could cause volatility in our earnings.

Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for cash flow hedge accounting, and if so, how effective the derivatives are at offsetting price movements in the underlying exposure. We account for certain of our coal forward purchase and sales agreements that do not qualify for the “normal purchase and normal sales” exception available under existing accounting rules as derivative instruments. We use significant quantities of diesel fuel and explosives in our operations and enter into commodity swap and option agreements for a portion of our diesel fuel and explosive needs to reduce the risk that changes in the market price of diesel fuel and explosives can have on our operations. A portion of our commodity swap agreements have not been designated as qualifying cash flow hedges and therefore, we are required to record changes in fair value of these derivative instruments in our Consolidated Statements of Operations.

We also have outstanding debt that includes a variable interest rate component.  We entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. The swap initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the debt instrument was subsequently paid and the swap no longer qualified for cash flow hedge accounting. Subsequent changes in fair value of the interest rate swap will be recorded in earnings. During 2010 we recorded a loss of $11.3 million related to changes in the fair value of our derivative instruments. Future changes in the fair value of derivative instruments that do not qualify for hedge accounting could require us to record additional losses.

Our hedging activities for diesel fuel and explosives may prevent us from benefiting from price decreases

We enter into hedging arrangements, primarily financial swap contracts, for a portion of our anticipated diesel fuel and explosive needs.  As of December 31, 2010, we had financial swap contracts to fix approximately 68% and 39% of our calendar year 2011 and 2012 expected diesel fuel needs, respectively, and 28% of our calendar year 2011 expected explosive needs.  While our hedging strategy provides us protection in the event of price increases to our diesel fuel and explosives, it may also prevent us from the benefits of price decreases.  If prices for diesel fuel and explosives decreased significantly below our swap prices, it could have a material effect on our financial condition, the result of operations and cash flows.

Our business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.

Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. As of December 31, 2010, we owned or leased 2.3 billion tons of proven and probable coal reserves that we believe will support current production levels for more than 20 years. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.

Because our reserves are depleted as we mine our coal, our future success and growth depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable. If we are unable to replace or increase our coal reserves on acceptable terms, our production and revenues will decline as our reserves are depleted. Additionally, our goodwill will also become impaired. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to acquire additional coal reserves through business combinations in the future also could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, or the lack of suitable acquisition candidates.

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

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs and to meet the quality needed by our customers. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We may not be able to accurately assess the geological characteristics of any reserves that we now own or subsequently acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines. Our ability to obtain other reserves through business combinations in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties, the lack of suitable acquisition candidates or the inability to acquire coal properties on commercially reasonable terms.

Failure to obtain or renew surety bonds on acceptable terms or maintain self bonding status could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral or other less favorable terms upon those renewals. We also maintain self bonding in certain states. Our failure to maintain our self bonding status, or our inability to acquire surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations and increase our costs and collateral requirements, which could adversely affect our ability to mine or lease coal and our results of operations. That failure could result from a variety of factors including, without limitation:

•	lack of availability, higher expense or unfavorable market terms of new bonds;
•
restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our credit facility or the indentures governing our 7.25% senior notes due 2014 and our 2.375% convertible notes due 2015; and

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future asset retirement costs, estimated proven reserves, assumptions involving profit margins of third party contractors, inflation rates, discount rates and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Defects in title in our mine properties could limit our ability to recover coal from these properties or result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, and in some cases title with respect to leased properties is not verified at all. Our right to mine some of our reserves may be materially adversely affected by actual or alleged defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or could even lose our right to mine on that property, which could adversely affect our profitability.  In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, coalbed methane, production, pipelines, roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated.

Expenditures for benefits for non-active employees could be materially higher than we have anticipated, which could increase our costs and adversely affect our financial results.

We are responsible for certain long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. The unfunded status (the excess of projected benefit obligation over plan assets) of these obligations as of December 31, 2010, as reflected in Note 15 to our Consolidated Financial Statements, included $706.3 million of postretirement obligations, $41.3 million of defined benefit pension and supplemental employee retirement plan obligations, $51.7 million of workers’ compensation obligations and $45.0 million of self-insured black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, estimates of mine lives, expected returns on pension plan assets and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse affect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

Our indebtedness could harm our business by limiting our available cash and our access to additional capital and could force us to sell material assets or take other actions to attempt to reduce our indebtedness.

At December 31, 2010, we had $821.5 million of indebtedness outstanding before discounts applied for financial reporting, representing 24% of our total capitalization. This indebtedness consisted of $287.5 million principal of our 2.375% convertible notes due 2015, $298.3 million principal of our 7.25% senior notes due 2014, $227.9 million term loan due 2014 under our credit facility and $7.8 million of other debt. In addition, at December 31, 2010, we had $7.7 million of letters of credit outstanding under our credit facility and $63.8 million of letters of credit outstanding under our accounts receivable securitization facility.

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

We may be able to incur substantial additional indebtedness in the future under the terms of our credit facility and the indentures governing our 7.25% senior notes due 2014 and our 2.375% convertible notes due 2015. Our credit facility provides for a revolving line of credit of up to $854.4 million, of which $846.7 million was available as of December 31, 2010. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our revolving line of credit is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.

The terms of our credit facility and the indentures governing our 7.25% senior notes due 2014 and 2.375% convertible notes due 2015 limit our and our subsidiaries’ ability to take certain actions, which may limit our operating and financial flexibility and adversely affect our business.

Our credit facility and the indentures governing our 7.25% senior notes due 2014 and 2.375% convertible notes due 2015 contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.  These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies.  In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our covenants and payment obligations contained in our credit facility and the indentures governing our 7.25% senior notes due 2014 and 2.375% convertible notes due 2015. If we violate these covenants or obligations under any of these agreements and are unable to obtain waivers from our lenders, our debt under all of these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facility, limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.

At December 31, 2010, we had $71.5 million of letters of credit in place, of which $7.7 million was outstanding under our credit facility and $63.8 million was outstanding under our accounts receivable securitization facility. These outstanding letters of credit supported workers’ compensation bonds, coal mining reclamation obligations, UMWA retiree health care obligations, and other miscellaneous obligations. Our credit facility provides for revolving commitments of up to $854.4 million, all of which can be used to issue letters of credit, and our accounts receivable securitization facility provides for the issuance of up to $150.0 million in letters of credit. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility and accounts receivable securitization facility for additional letters of credit, we may be unable to provide financial assurance for our mining operations.

Certain terms of our 2.375% convertible notes due 2015 may adversely impact our liquidity.

Upon conversion of our 2.375% convertible notes due 2015, we will be required to pay in cash the lesser of the principal amount of the converted notes and the sum of a calculated daily conversion value over an averaging period. As a result, the conversion of the convertible notes may significantly reduce our liquidity.

The inability of the sellers of the companies that we have acquired to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

In the acquisition agreements entered into with the sellers of the companies that we have acquired, including the acquisition agreements entered into related to the Coastal Coal Company, Nicewonder and Progress acquisitions, the respective sellers and, in some of the acquisitions, their parent companies, agreed to retain responsibility for and indemnify Old Alpha against damages resulting from certain third-party claims or other liabilities, such as workers' compensation liabilities, black lung liabilities, postretirement medical liabilities and certain environmental or mine safety liabilities. The failure of any seller and, if applicable, its parent company, to satisfy their obligations with respect to claims and retained liabilities covered by the acquisition agreements could have an adverse effect on our results of operations and financial position if claimants successfully assert that we are liable for those claims and/or retained liabilities. The obligations of the sellers and, in some instances, their parent companies, to indemnify us with respect to their retained liabilities will continue for a substantial period of time, and in some cases indefinitely. The sellers' indemnification obligations with respect to breaches of their representations and warranties in the acquisition agreements will terminate upon expiration of the applicable indemnification period (generally 18-24 months from the acquisition date for most representations and warranties, and from two to five years from the acquisition date for environmental representations and warranties), are subject to deductible amounts and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

If we are unable to accurately estimate the overall risks or costs when we bid on a road construction contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

A large percentage of our road construction revenues and contract backlog is typically derived from fixed unit price contracts. Fixed unit price contracts require us to perform the contract for a fixed unit price irrespective of our actual costs. As a result, we realize a profit on these contracts only if we successfully estimate our costs and then successfully control actual costs and avoid cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. Also, if we do not recover the amounts of coal estimated on our construction projects, profitability on our construction contracts could be less than projected. This, in turn, could negatively affect our cash flow, earnings and financial position. During 2010, we recorded an additional loss of approximately $5.3 million due to a change in estimated costs to complete the current project.

The costs incurred and gross profit realized on those contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	onsite conditions that differ from those assumed in the original bid;
•	delays caused by weather conditions;
•	contract modifications creating unanticipated costs not covered by change orders;
•	changes in availability, proximity and costs of materials, including diesel fuel, explosives, and parts and supplies for our equipment;
•	coal recovery which impacts the allocation of cost to road construction;
•	availability and skill level of workers in the geographic location of a project;
•	our suppliers' or subcontractors' failure to perform;
•	mechanical problems with our machinery or equipment;
•	citations issued by a governmental authority, including the Occupational Safety and Health Administration and the Mine Safety and Health Administration;
•	difficulties in obtaining required governmental permits or approvals;
•	changes in applicable laws and regulations; and
•	claims or demands from third parties alleging damages arising from our work.

Sales of additional shares of our common stock, the exercise or granting of additional equity securities or conversion of our convertible notes could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including issuances pursuant to outstanding stock-based awards under our long-term incentive plans or the conversion of our convertible bonds, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise or vesting of outstanding stock-based awards or for other reasons.

As of December 31, 2010, there were:

•	595,966 shares of common stock issuable upon the exercise of stock options with a weighted-average exercise price of $10.60; and

•
2,487,399 restricted share unit awards issued to directors, officers and key employees to be converted to common stock upon the satisfaction of future service and performance conditions (assuming performance at the maximum level).

The price of our common stock could also be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock and our convertible notes.

Ongoing instability and volatility in the worldwide financial markets have created uncertainty, which could adversely affect our business and the price of our common shares.

In recent years, financial markets in the United States, Europe and Asia experienced extreme disruptions including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, including real estate. The tightening of credit in financial markets adversely affected our customers’ ability to obtain financing for operations and resulted in a temporary decrease in demand, the cancellation of some orders for our coal products and the restructuring of agreements with certain of our coal customers. Beginning in the second half of 2009, economic conditions started to improve and most economies are now regarded as recovering from a deep recession. Although global industrial activity and the financial markets recovered in 2010 from 2009 levels, reversal of the current economic recovery, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for coal and on our sales, margins, and profitability. We continue to monitor economic developments and the resulting impact on our business and other suppliers and customers closely.  However, we are unable to predict the timing, duration and severity of potential future disruptions in financial markets and potential future adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the industry in general.

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

Provisions in our certificate of incorporation and bylaws and the indentures governing our 2.375% convertible notes due 2015 and our 7.25% senior notes due 2014 may discourage a takeover attempt even if doing so might be beneficial to our stockholders.

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

If a “fundamental change” (as defined in the indenture governing our convertible notes) occurs, holders of the convertible notes will have the right, at their option, either to convert their convertible notes or require us to repurchase all or a portion of their convertible notes. In the event of a “make-whole fundamental change” (as defined in the indenture governing the convertible notes), we also may be required to increase the conversion rate applicable to any convertible notes surrendered for conversion. If a “change in control” (as defined in the indenture governing the 7.25% senior notes) occurs, holders of the 7.25% senior notes will have the right to require us to repurchase all or a portion of their 7.25% senior notes. In addition, each indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity is a U.S. entity that assumes our obligations under the applicable notes. Our credit facility imposes similar restrictions on us, including with respect to mergers or consolidations with other companies and the sale of substantially all of our assets. These provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

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

We estimate that, as of December 31, 2010, we owned or leased total proven and probable coal reserves of approximately 2,253.5 million tons. We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserves are one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Of the 2,253.5 million tons, approximately 1,155.0 million tons were assigned reserves that we expect to be mined in future operations. Approximately 1,098.5 million tons were unassigned reserves that we are holding for future development. All of our reserves in Wyoming are assigned. As of December 31, 2010, we had unassigned reserves in Pennsylvania, West Virginia, Virginia/Kentucky and Illinois of 649.7 million tons, 242.1 million tons, 178.1 million tons and 28.6 million tons, respectively.

Approximately 64% of our reserves are classified as high Btu coal (coal delivered with an average heat value of 12,500 Btu per pound or greater) and are located in Pennsylvania, West Virginia, and Virginia/Kentucky. Approximately 64% of our reserves are classified as compliance coal which meets the 1.2 lb SO 2 /mm Btu standard of Phase II of the Clean Air Act. Our compliance coal reserves are located in Pennsylvania, Wyoming, West Virginia, and Virginia/Kentucky.

As with most coal-producing companies that operate in Appalachia, which include our operations in Pennsylvania, West Virginia, and Virginia/Kentucky, the great majority of our Appalachian reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Of our Appalachian reserve holdings at December 31, 2010, 410.9 million tons of reserves were owned and required no royalty or per-ton payment to other parties. Our remaining Appalachian reserve holdings at December 31, 2010, of 1,160.9 million tons were leased and require minimum royalty and/or per-ton payments.

Our mines in Wyoming are subject to federal coal leases that are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Each lease requires diligent development of the lease within ten years of the lease award with a required coal extraction of 1.0% of the reserves within that 10-year period. At the end of the 10-year development period, the mines are required to maintain continuous operations, as defined in the applicable leasing regulations. All of our federal leases are in full compliance with these regulations. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross proceeds on surface mined coal. Effective October 1, 2008, the Federal Government remits 48% of royalties, rentals and any lease bonus payments to the state of Wyoming. Of our Wyoming reserve holdings at December 31, 2010, 23.5 million tons of reserves are owned and require no royalty or per-ton payments. Our remaining Wyoming reserve holdings at December 31, 2010, of 629.7 million tons were leased and were subject to the terms described above.

Our idled mine in Illinois (“Wabash”) is subject to coal leases and requires payments of minimum royalties, payable in periodic installments. We expect to continue leasing these reserves until future development is feasible. Our reserve holdings attributable to Wabash at December 31, 2010 were 28.6 million tons.

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

The following table provides the “quality” (sulfur content and average Btu content per pound) of our proven and probable coal reserves as of December 31, 2010.

			Recoverable Reserves	Sulfur Content			Average BTU
Reportable Segment	Regional Business Unit	State	Proven & Probable (1)	<1%	1.0% - 1.5%	>1.5%	>12,500	<12,500

East	Pennsylvania Services	Pennsylvania	775.3	73.6	-	701.7	775.3	-
East	AMFIRE	Pennsylvania	83.7	19.3	27.3	37.1	55.3	28.4
East	Southern West Virginia	West Virginia	96.3	94.8	1.5	-	92.5	3.8
East	Northern West Virginia	West Virginia	258.1	123.3	130.0	4.8	194.2	63.9
East	Virginia/Kentucky	Virginia, Kentucky	354.9	219.8	77.4	57.7	320.2	34.7
West	Alpha Coal West	Wyoming	653.2	653.2	-	-	-	653.2
	Totals from active operations		2,221.5	1,184.0	236.2	801.3	1,437.5	784.0
	Percentages from active operations			53%	11%	36%	65%	35%

N/A	Kingwood (4)	West Virginia	3.4	-	0.5	2.9	3.4	-
N/A	Wabash (5)	Illinois	28.6	-	-	28.6	-	28.6
	Totals from all operations		2,253.5	1,184.0	236.7	832.8	1,440.9	812.6
	Percentages from all operations			53%	10%	37%	64%	36%

The following table summarizes, by regional business unit, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2010.

			Recoverable Reserves	Total Tons		Total Tons
Reportable Segment	Regional Business Unit	State	Proven & Probable (1)	Assigned (2)	Unassigned (2)	Owned	Leased	Coal Type (3)
			(In millions of tons)

East	Pennsylvania Services	Pennsylvania	775.3	175.0	600.3	403.1	372.2	Steam and Metallurgical
East	AMFIRE	Pennsylvania	83.7	34.3	49.4	3.0	80.7	Steam and Metallurgical
East	Southern West Virginia	West Virginia	96.3	44.7	51.6	0.6	95.7	Steam and Metallurgical
East	Northern West Virginia	West Virginia	258.1	70.5	187.6	1.5	256.6	Steam and Metallurgical
East	Virginia/Kentucky	Virginia, Kentucky	354.9	176.8	178.1	2.6	352.3	Steam and Metallurgical
West	Alpha Coal West	Wyoming	653.2	653.2	-	23.5	629.7	Steam
	Totals from active operations		2,221.5	1,154.5	1,067.0	434.3	1,787.2
	Percentages from active operations			52%	48%	20%	80%

N/A	Kingwood (4)	West Virginia	3.4	0.5	2.9	-	3.4	Steam and Metallurgical
N/A	Wabash (5)	Illinois	28.6	-	28.6	-	28.6	Steam and Metallurgical
	Totals from all operations		2,253.5	1,155.0	1,098.5	434.3	1,819.2
	Percentages from all operations			51%	49%	19%	81%

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

(3)	Almost all of our reserves that we currently market as metallurgical coal also possess quality characteristics that would enable us to market them as steam coal.
(4)	On December 3, 2008, Old Alpha announced the permanent closure of Kingwood and the mine stopped producing coal in early January 2009. Unmineable reserves were written off at December 31, 2008.
(5)
The Wabash mine, an idled room-and-pillar operation, located in Wabash County, Illinois, has been on long-term idled status since April 2007. Idled facilities include a preparation plant and rail loading facility on the Norfolk Southern Railway. If conditions warrant, the mine could be re-opened with less capital investment than would be required to develop a new underground mine.

The following map shows the locations of Alpha's properties as of December 31, 2010:

The following map shows the locations of Alpha's shipping points as of December 31, 2010:

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

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs filed a petition for appeal with the West Virginia Supreme Court of Appeals and the Court of Appeals accepted the appeal by order dated November 17, 2010.  A final decision on the appeal is not expected until later in 2011.

Massey Litigation

On January 29, 2011, Alpha and Massey Energy Company entered into an Agreement and Plan of Merger. Since the date of the announcement, actions have been filed in the U.S. District Court for the Eastern District of Virginia and the Delaware Court of Chancery challenging the Massey Merger. The complaints, which we believe are without merit and which we are challenging vigorously, allege, among other things, that Massey’s directors violated their fiduciary duty to Massey’s stockholders by agreeing to a price to be paid for Massey that was too low, and that Alpha aided and abetted that breach.  The complaints seek to enjoin the consumation of the Massey Merger.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The initial public offering of Old Alpha’s common stock occurred on February 15, 2005, and its common stock was then listed on the New York Stock Exchange under the symbol “ANR.”  There was no public market for the common stock of Old Alpha prior to this date.  On July 31, 2009, after the Foundation Merger, the common stock of Foundation, the surviving company of the Foundation Merger, which was renamed Alpha Natural Resources, Inc., replaced the common stock of Old Alpha on the New York Stock Exchange listing under the symbol "ANR", and the Company's common stock has since continued to trade under the symbol "ANR".

Price range of our common stock

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape.

2010	High	Low

First Quarter	$53.92	$38.70
Second Quarter	$55.70	$32.01
Third Quarter	$44.39	$32.48
Fourth Quarter	$61.07	$41.07

2009	High	Low

First Quarter	$22.67	$14.73
Second Quarter	$30.19	$16.24
Third Quarter	$39.46	$22.79
Fourth Quarter	$46.07	$33.44

As of December 31, 2010, there were 2,158 registered holders of record of our common stock, including 173 unvested restricted stock positions. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

We do not presently pay dividends on our common stock. Our Board of Directors periodically evaluates the initiation of dividends.

Equity Compensation Plan Information

The section of our Proxy Statement entitled “Equity Compensation Plan Information” is incorporated herein by reference.

Stock Performance Graph

The following stock performance graph compares the cumulative total return to stockholders on an annual basis on our common stock with the cumulative total return to stockholders on an annual basis on three indices, the S&P 500 Index, the Russell 3000 Index and the Russell 3000 Coal Index. In addition, the stock performance graph includes the date of the Foundation Merger.

The graph assumes that:
•	you invested $100 in Old Alpha common stock and in each index at the closing price on February 15, 2005;
•	all dividends were reinvested; and
•	you continued to hold your investment through December 31, 2010.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance.  The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our stock.

Repurchase of Common Stock

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits us to repurchase up to $125 million of our outstanding common stock, par value $0.01 per share (“Shares”).  The program enables us to repurchase Shares from time to time, as market conditions warrant.

The following table summarizes information about shares of common stock that were repurchased during the fourth quarter of 2010.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
October 1, 2010 through October 31, 2010	-	$-	-	$100,001
November 1, 2010 through November 30, 2010	-	$-	-	$100,001
December 1, 2010 through December 31, 2010	1,531	$55.16	-	$100,001
	1,531	$55.16	-	$100,001

(1)
In November 2008, the Board of Directors authorized us to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended December 31, 2010, we repurchased 1,531 shares of common stock to satisfy the employees' minimum statutory tax withholdings.

(2)	On May 19, 2010, the Board of Directors authorized us to repurchase up to $125 million of common shares.
(3)	We cannot estimate the number of shares that will be repurchased because decisions to purchase are based on company outlook, business conditions and current investment opportunity.

Item 6. Selected Financial Data

The following table presents selected financial and other data for the most recent five fiscal periods. The selected financial data as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 have been derived from the audited Consolidated Financial Statements and related Notes thereto of Alpha Natural Resources, Inc. and subsidiaries included in this Annual Report on Form 10-K. You should read the following table in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K and “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Foundation Merger”) with Foundation continuing as the surviving legal corporation of the Foundation Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For financial accounting purposes, the Foundation Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s financial statements became the financial statements of Alpha and Alpha’s periodic filings subsequent to the Foundation Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes. Old Alpha’s results of operations for the years ended December 31, 2008, 2007 and 2006 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period from August 1, 2009 through December 31, 2009.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results of operations.

	Alpha Natural Resources, Inc. and Subsidiaries
	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Statements of Operations Data:
Revenues:
Coal revenues	$3,497,847	$2,210,629	$2,140,367	$1,558,665	$1,608,170
Freight and handling revenues	332,559	189,874	279,853	205,086	188,366
Other revenues (1)	86,750	95,004	48,533	42,403	37,889
Total revenues	3,917,156	2,495,507	2,468,753	1,806,154	1,834,425

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	2,566,825	1,616,905	1,627,960	1,284,840	1,269,910
Gain on sale of coal reserves	-	-	(12,936)	-	-
Freight and handling costs	332,559	189,874	279,853	205,086	188,366
Other expenses	65,498	21,016	91,461	22,725	23,011
Depreciation, depletion and amortization	370,895	252,395	164,969	153,987	135,878
Amortization of acquired coal supply agreements, net	226,793	127,608	-	-	-
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately above)	180,975	170,414	71,923	58,485	67,952
Total costs and expenses	3,743,545	2,378,212	2,223,230	1,725,123	1,685,117
Income from operations	173,611	117,295	245,523	81,031	149,308

Other income (expense):
Interest expense	(73,463)	(82,825)	(39,812)	(40,366)	(41,774)
Interest income	3,458	1,769	7,351	2,266	839
Loss on early extinguishment of debt	(1,349)	(5,641)	(14,702)	-	-
Gain on termination of Cliffs' merger, net	-	-	56,315	-	-
Miscellaneous (expense) income, net	(821)	3,186	(3,834)	(93)	522
Total other (expense) income, net	(72,175)	(83,511)	5,318	(38,193)	(40,413)
Income from continuing operations before income taxes	101,436	33,784	250,841	42,838	108,895
Income tax (expense) benefit	(4,218)	33,023	(52,242)	(9,965)	21,705
Income from continuing operations (2)	$97,218	$66,807	$198,599	$32,873	$130,600

	Years Ended December 31,
	2010	2009	2008	2007	2006
Earnings Per Share Data:
Basic earnings (loss) per common share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.81	$0.74	$2.90	$0.51	$2.04
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.01)	(0.10)	(0.48)	(0.08)	(0.04)
Net income per basic share attributable to Alpha Natural Resources, Inc.	$0.80	$0.64	$2.42	$0.43	$2.00

Diluted earnings (loss) per common share:
Income from continuing operations attributable to Alpha Natural Resources, Inc.	$0.80	$0.73	$2.83	$0.51	$2.04
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	(0.01)	(0.10)	(0.47)	(0.08)	(0.04)
Net income per diluted share attributable to Alpha Natural Resources, Inc.	$0.79	$0.63	$2.36	$0.43	$2.00

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance sheet data (at period end):
Cash and cash equivalents	$554,772	$465,869	$676,190	$54,365	$33,256
Working capital	$928,691	$592,403	$729,829	$157,147	$116,464
Total assets (3)	$5,179,283	$5,120,343	$1,709,838	$1,210,914	$1,145,793
Notes payable and long-term debt, including current portion, net (4)	$754,151	$790,253	$451,315	$446,913	$445,651
Stockholders' equity (5)	$2,656,036	$2,591,289	$795,692	$380,836	$344,049
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$693,601	$356,220	$458,043	$225,741	$210,081
Investing activities	$(508,497)	$(281,810)	$(77,625)	$(165,203)	$(160,046)
Financing activities	$(96,201)	$(284,731)	$241,407	$(39,429)	$(56,401)
Capital expenditures	$(308,864)	$(187,093)	$(137,751)	$(126,381)	$(131,943)

EBITDA from continuing operations is calculated as follows (unaudited, in thousands):

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Income from continuing operations	$97,218	$66,807	$198,599	$32,873	$130,600
Interest expense	73,463	82,825	39,812	40,366	41,774
Interest income	(3,458)	(1,769)	(7,351)	(2,266)	(839)
Income tax expense (benefit)	4,218	(33,023)	52,242	9,965	(21,705)
Depreciation, depletion, and amortization	370,895	252,395	164,969	153,987	135,878
Amortization of acquired coal supply agreements, net	226,793	127,608	-	-	-
EBITDA from continuing operations (6)	$769,129	$494,843	$448,271	$234,925	$285,708

(1)	Other revenues for 2009 include $18.1 million for the modification of a coal supply agreement.
(2)
Income from continuing operations for 2009 includes the following significant amounts from the Foundation Merger: Total revenues-$716.8 million; Cost of coal sales-$467.5 million; Depreciation, depletion and amortization-$101.4 million; Amortization of acquired coal supply agreements-$127.6 million; Selling, general and administrative expenses-$34.7 million; and Interest expense-$21.4 million. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)
Total assets as of December 31, 2009 included the addition of the following significant assets acquired in the Foundation Merger: $1.8 billion of owned and leased mineral rights; $716.7 million of property and equipment, $529.5 million of coal supply agreements and $361.9 million of goodwill. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(4)
Long-term debt, including current portion and debt discount as of December 31, 2009 includes $595.8 million, net of debt discount, assumed in the Foundation Merger. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(5)
Stockholders’ equity as of December 31, 2009, includes approximately $1.7 billion related to the issuance of common shares and other equity consideration for the acquisition of Foundation. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(6)
EBITDA from continuing operations is defined as income from continuing operations attributable plus interest expense, income tax expense (benefit), depreciation, depletion and amortization and amortization of acquired coal supply agreements, net, less interest income. EBITDA from continuing operations is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Explanatory Note

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Foundation Merger”) with Foundation continuing as the surviving legal corporation of the Foundation Merger which was renamed Alpha Natural Resources, Inc. (“Alpha”). For financial accounting purposes, the Foundation Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer.  Accordingly, Old Alpha’s financial statements became the financial statements of Alpha and Alpha’s periodic filings subsequent to the Foundation Merger reflect Old Alpha’s historical financial condition and results of operations shown for comparative purposes.  Old Alpha’s results of operations for the year ended December 31, 2008 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period from August 1, 2009 through December 31, 2009.

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha,” “we,” “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries in reference to dates subsequent to the Foundation Merger and to Old Alpha and its consolidated subsidiaries in reference to dates prior to the Foundation Merger.

Overview

We are one of America’s premier coal suppliers, ranked third largest among publicly-traded U.S. coal producers as measured by consolidated 2010 revenues of $3.9 billion. We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country. We operate 66 mines and 13 coal preparation facilities in Northern and Central Appalachia and the Powder River Basin, with approximately 6,500 employees.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2010 and 2009 accounted for approximately 86% and 83%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2010 and 2009, which generally sells at a premium over steam coal, accounted for approximately 14% and 17%, respectively, of our annual coal sales volume.

Our sales of steam coal during 2010 and 2009 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal during 2010 and 2009 were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. Approximately 34% and 31% of our total revenues in 2010 and 2009, respectively, were derived from sales made outside the United States, primarily in Brazil, India, Italy, Belgium and Turkey.

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

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia, our coal brokerage activities and our road construction business. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

On January 1, 2009, Old Alpha retrospectively applied accounting guidance to separately account for the liability and equity components of its 2.375% convertible notes due 2015 in a manner reflective of its nonconvertible debt borrowing rate. The deferred loan fees and debt discount are being amortized and accreted, respectively, over the term of the convertible notes. Interest expense of $12.7 million and $11.7 million was recorded for the years ended December 31, 2010 and 2009, respectively, related to amortization of the deferred loan fees and accretion of the debt discount.

Business Developments

In addition to the Foundation Merger completed on July 31, 2009, recent business developments included the following:

On January 29, 2011, Alpha and Massey Energy Company (“Massey”) announced that they signed a definitive agreement under which we will acquire all outstanding shares of Massey common stock, subject to customary closing conditions including stockholder approval of both companies and customary regulatory approvals (the “Massey Merger”). Under the terms of the agreement, Massey stockholders will receive, upon the consummation of the Massey Merger, 1.025 shares of Alpha common stock and $10.00 in cash for each share of Massey common stock. Upon consummation of the Massey Merger, Alpha and Massey stockholders will own approximately 54% and 46% of the combined company, respectively. The Massey Merger will bring together Alpha’s and Massey’s highly complementary assets, which include more than 110 mines and combined coal reserves of approximately 5 billion tons, including one of the world’s largest and highest-quality metallurgical coal reserve bases.

We control approximately 20,000 acres of Marcellus Shale natural gas holdings in southwest Pennsylvania in one of the Marcellus’ most productive regions. During 2010, we entered into a 50/50 joint venture with Rice Energy, LP to develop a portion of these holdings.

In November, 2010, we announced the idling of the Moss #3 preparation plant and recorded charges of approximately $2.1 million and $0.6 million for asset impairments and estimated severance and medical benefit continuation costs, respectively.

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

Gallatin Materials LLC. During 2008, Old Alpha sold its interest in Gallatin for cash in the amount of $45.0 million and recorded a gain on the sale of $13.6 million.  The proceeds were used in part to repay the Gallatin loan facility outstanding with NedBank Limited in the amount of $18.2 million. An escrow balance of $4.5 million was established and Old Alpha agreed to indemnify and guarantee the buyer against breaches of representations and warranties in the sale agreement and contingencies that may have existed at closing and materialize within one year from the date of the sale.  As of December 31, 2009, all outstanding obligations had been satisfied and the balance of the escrow account had been released. The results of operations for Gallatin have been reported as discontinued operations for all periods presented.

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

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the coal markets in the U.S. remains positive. The Energy Information Administration (“EIA”) in its 2011 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 0.6% through 2015. In 2010, however, the EIA estimates that electric power generation from coal increased by 5% compared to 2009 as overall U.S. demand for electricity began to recover from recession lows experienced in 2009. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. As the U.S. and global economies emerge from the recent economic downturn, the International Monetary Fund’s October 2010 World Economic Outlook forecasts U.S. annual GDP to grow 2.3% and 3.0% in 2011 and 2012, respectively.

According to the National Energy Technology Laboratory’s (“NETL”) January 2011 report on new coal-fired power plants, there are 13,755 megawatts of new coal-fired electrical generation under construction in the United States and 320 megawatts of new coal-fired electrical generation capacity near construction in the United States. This total expected capacity will increase the annual coal consumption for electrical generation by an estimated forty to fifty million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 3,280 megawatts of coal-fired electrical generation are in the permitting phase and 26,233 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.

Coal exports from the U.S. increased from approximately 59 million tons in 2009 to approximately 80 million tons in 2010 in response to the worldwide economic recovery. Export volumes were similar to the historic levels experienced in 2008. According to the EIA’s 2010 International Energy Outlook (“IEO”), global primary energy demand is expected to grow by 49% between 2007 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. The IEO estimates that 86% of the increase in total energy demand will come from non-OECD (Organisation for Economic Co-operation and Development) nations. In total, coal use is expected to grow by 56% by 2035 with China and India accounting for 85% of the increase. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

Ultimately, the global demand for and use of coal may be limited by any global treaties which place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations, including the U.S., met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The convention adopted the “Bali Road Map” that detailed a two-year process to finalizing a binding agreement in Copenhagen in 2009. In December 2009 participants gathered in Copenhagen to develop a framework for climate change mitigation beyond 2012. The principal output of the Copenhagen summit was the Copenhagen Accord, a document that is neither legally binding nor voted upon nor signed, but was simply “noted” by the 194 participating countries. The ensuing UN Framework Convention on Climate Change held in Cancun in December 2010 resulted in an agreement that pushes most of the important decisions to future negotiations. Although the results from the Copenhagen and Cancun summits were considered modest by many participants, the ultimate outcome of future summits, and any treaty or other arrangement ultimately adopted by the United States or other countries, may have a material adverse impact on the global demand for and supply of coal. This is particularly true if cost effective technology for the capture and storage of carbon dioxide is not sufficiently developed.

Proposed coal-fired electric generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments, which are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal-fired generating plants incorporating carbon dioxide capture and storage technologies will be more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal-fired plants in the near term. Nevertheless, the desire to attain U.S. energy independence suggests the construction of new coal-fired generating facilities is likely to remain a viable option. This desire, coupled with heightened interest in coal gasification and coal liquefaction, is a potential indicator of increasing demand for coal in the United States.

Based on weekly coal production reporting through December 31, 2010 from the EIA, year-over-year Appalachian production declined by approximately 0.9% due to regulatory impacts on mining and increased costs. Compared to 2009, Western coal production decreased by approximately 1.3% in 2010. In Central Appalachia, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Increased MSHA mine inspection activity may also impact production levels. Average spot market prices for 2010 for Central Appalachian and Northern Appalachian coals increased by approximately 25% and 21%, respectively, compared to 2009 prices. Average spot market prices for Powder River Basin coal increased by approximately 34% from the previous year, with the Basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal and the cost of mining the coal. The pricing environment for U.S. steam coal production in 2010 has recovered significantly from the low levels experienced in 2009. Recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand may result in improved prices for suppliers. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, strengthened in 2010 in response to increased worldwide demand for steel. Continued strong global demand for steel, particularly in China, and limited metallurgical coal supply, have created market conditions that we believe may signal increasing prices in 2011.

The worldwide economic slowdown and the volatility and uncertainty in the credit markets seen through much of the past two years began to ease in 2010. Global energy fundamentals, including the return of electricity demand and increased steel production have supported increased spot prices for coal in the marketplace. Steel manufacturers had shut-in significant capacity in 2009 due to the lack of near-term visibility but have since added back significant production capacity to meet increased global demand for steel for construction, automobile manufacturing and other down-stream products. We believe continued recovery from the global recession, increased steel plant utilization and supply disruptions due to adverse weather in Australia may contribute to a strong global market for metallurgical coal in 2011. However, depressed natural gas prices are placing competitive pressure on steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact and significant additional growth is expected worldwide. Seaborne coal is expected to grow significantly as developing nations rely heavily on coal for their power needs. U.S. exports will be needed to help meet the anticipated increase in worldwide coal demand. We believe these factors should lead to stronger demand for coal, both globally and in the United States, in the coming years.

Our results of operations are dependent upon the prices we obtain for our coal as well as our ability to improve productivity and control costs. Principal goods and services we use in our operations include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants.

Our management continues to aggressively control costs and strives to improve operating performance to mitigate external cost pressures. We have experienced volatility in operating costs related to fuel, explosives, steel, tires, contract services and healthcare and have taken measures to mitigate the increases in these costs at all operations. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with suppliers that focus on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Employee labor costs have historically increased primarily due to the demands associated with attracting and retaining a workforce; however, recent stability in the marketplace has helped ease this situation. We may also continue to experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may result in adverse cost increases and limit our ability to produce at forecasted levels.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors.”

Results of Operations

As noted previously, the financial results for the year ended December 31, 2009 include only five months of operations related to the acquired operations of Foundation due to the timing of the closing of the Foundation Merger on July 31, 2009 and therefore, the year-over-year results are not comparable. To help understand the operating results for the full year, the term “Foundation operations” refers to the results of Foundation on a stand-alone basis for the year ended December 31, 2010 and for the five month period from August 1, 2009 through December 31, 2009 and the term “legacy Alpha operations” refers to the results of Old Alpha on a stand-alone basis for the years ended December 31, 2010 and 2009. Additionally, the Foundation operations and legacy Alpha operations stand-alone results presented herein are not necessarily the results that would have been achieved as separate entities due to certain intercompany allocations of the combined company and the overall integration of the two companies since the Foundation Merger. Unless specifically indicated otherwise, all amounts discussed in the following analysis of results of operations relate to amounts from continuing operations.

EBITDA from continuing operations is calculated as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income from continuing operations	$97,218	$66,807	$198,599
Interest expense	73,463	82,825	39,812
Interest income	(3,458)	(1,769)	(7,351)
Income tax expense (benefit)	4,218	(33,023)	52,242
Depreciation, depletion, and amortization	370,895	252,395	164,969
Amortization of acquired coal supply agreements, net	226,793	127,608	-
EBITDA from continuing operations	$769,129	$494,843	$448,271

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summary

Total revenues increased $1,421.6 million, or 57%, for the year ended December 31, 2010 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $1,287.2 million and increased freight and handling revenues of $142.7 million, partially offset by decreased other revenues of $8.3 million. The increase in coal revenues consisted of an increase of $1,198.4 million, or 175%, from the Foundation operations as a result of their inclusion for the full year in 2010 and an increase of $88.8 million, or 6%, from the legacy Alpha operations. The increase in freight and handling revenues consisted of an increase of $137.9 million from the legacy Alpha operations and an increase of $4.8 million from the Foundation operations. The decrease in other revenues consisted of a decrease of $16.8 million from the legacy Alpha operations, partially offset by an increase of $8.5 million from the Foundation operations.

Income from continuing operations increased $30.4 million, or 46%, for the year ended December 31, 2010 compared to the prior year period. The increase was largely due to increased coal revenues of $1,287.2 million and a decrease in other income (expense), net, of $11.3 million, partially offset by increased certain operating costs and expenses of $1,222.6 million, a $37.2 million increase in income tax expense and decreased other revenues of $8.3 million.

The increase in certain operating costs and expenses of $1,222.6 million was due to increased cost of coal sales of $949.9 million, increased depreciation, depletion and amortization expenses of $118.5 million, increased amortization of acquired coal supply agreements of $99.2 million, increased other expenses of $44.5 million and increased selling, general and administrative expenses of $10.5 million. The increase in cost of coal sales consisted of an increase of $722.9 million, or 155%, from the former Foundation operations and an increase of $227.0 million, or 20%, from the legacy Alpha operations. The increase in depreciation, depletion and amortization expenses consisted of an increase of $130.1 million from the Foundation operations, partially offset by an $11.6 million decrease from the legacy Alpha operations. The increase in other expenses consisted of an increase of $18.4 million from the Foundation operations and an increase of $26.1 million from the legacy Alpha operations. The increase in selling, general and administrative expenses consisted of an increase of $61.1 million from the Foundation operations partially offset by a decrease of $50.6 million from the legacy Alpha operations.

We sold 84.8 million tons of coal during the year ended December 31, 2010 compared to 47.2 million tons in the prior year period, an increase of 37.6 million tons, or 80%. The 84.8 million tons consisted of 24.0 million tons of steam coal and 11.9 million tons of metallurgical coal from our Eastern Coal Operations and 48.9 million tons of steam coal from our Western Coal Operations. The 47.2 million tons consisted of 18.3 million tons of steam coal and 8.1 million tons of metallurgical coal from our Eastern Coal Operations and 20.8 million tons of steam coal from our Western Coal Operations.

The increase in coal sales volumes of 37.6 million tons was due to increases of 28.2 million, 7.5 million and 1.3 million tons of western steam, eastern steam and metallurgical coal, respectively, from the Foundation operations and an increase of 2.4 million tons of metallurgical coal partially offset by a decrease of 1.8 million tons of eastern steam coal from the legacy Alpha operations.

The consolidated average coal sales realization per ton for the year ended December 31, 2010 was $41.22 compared to $46.84 in the prior year period. The decrease was largely attributable to the inclusion of coal sales for the full year 2010 from our Western Coal Operations, which has a substantially lower coal sales realization per ton due to the difference in pricing between coal in the Powder River Basin and coal in the eastern coal basins. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $113.89 and $67.07, respectively, for the year ended December 31, 2010 compared to $98.08 and $65.30, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $10.95 for the year ended December 31, 2010 compared to $10.47 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 27% for the years ended December 31, 2010 and 2009. Coal margin percentage for our Eastern and Western Coal Operations was 28% and 22%, respectively, for the year ended December 31, 2010 compared to 28% and 21%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $11.14 for the year ended December 31, 2010 compared to $12.65 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $23.09 and $2.39, respectively, for the year ended December 31, 2010 compared to $20.87 and $2.17, respectively, in the prior year period.

Revenues

	Year Ended		Increase
	December 31,		(Decrease)
	2010	2009	$ or Tons	%
	(Amounts in thousands, except per ton data)

Coal revenues:
Eastern steam	$1,609,832	$1,196,121	$413,711	35%
Western steam	536,064	217,187	318,877	147%
Metallurgical	1,351,951	797,321	554,630	70%
Freight and handling revenues	332,559	189,874	142,685	75%
Other revenues	86,750	95,004	(8,254)	(9)%
Total revenues	$3,917,156	$2,495,507	$1,421,649	57%

Tons sold:
Eastern steam	24,001	18,318	5,683	31%
Western steam	48,977	20,752	28,225	136%
Metallurgical	11,871	8,130	3,741	46%
Total	84,849	47,200	37,649	80%

Coal sales realization per ton:
Eastern steam	$67.07	$65.30	$1.77	3%
Western steam	$10.95	$10.47	$0.48	5%
Metallurgical	$113.89	$98.08	$15.81	16%
Average	$41.22	$46.84	$(5.62)	(12)%

Coal revenues. Coal revenues increased $1,287.2 million, or 58%, for the year ended December 31, 2010 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $554.6 million, an increase in eastern steam coal revenues of $413.7 million and an increase in western steam coal revenues of $318.9 million.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 3.7 million, or 46%, compared to the prior year period and consisted of an increase of 1.3 million tons from the Foundation operations and an increase of 2.4 million tons from the legacy Alpha operations. The increase in metallurgical tons shipped reflects an increase in demand for coking coal from steel producers in the year ended December 31, 2010 compared to the prior year period and the inclusion of the Foundation operations for the full year 2010. Coal sales realization per ton for metallurgical coal increased $15.81, or 16%, compared to the prior year period as a result of increased pricing due to stronger demand.

The increase in eastern steam coal revenues was largely due to an increase in tons shipped and a 3% increase in average coal sales realization. Eastern steam tons shipped increased 5.7 million, or 31%, compared to the prior year period and consisted of an increase of 7.5 million tons from the Foundation operations partially offset by a decrease of 1.8 million tons from the legacy Alpha operations. The increase from the Foundation operations reflects the inclusion of the Foundation operations for the full year 2010. The decrease from the legacy Alpha operations was due primarily to a mix shift of mining additional metallurgical tons in response to the increase in demand for those tons.

The increase in western steam coal revenues was due to an increase in tons shipped and average coal sales realization per ton. Tons shipped increased 28.2 million primarily due to the inclusion of the Foundation operations for the full year 2010. Coal sales realization per ton increased $0.48, or 5%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the year ended December 31, 2010 was 14% and 86%, respectively, compared with 17% and 83% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the year ended December 31, 2010 was 39% and 61%, respectively, compared with 36% and 64% in the prior year period.

Freight and handling revenues. Freight and handling revenues were $332.6 million for the year ended December 31, 2010, an increase of $142.7 million, or 75%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues decreased $8.3 million, or 9%, for the year ended December 31, 2010 compared to the prior year period. The decrease consisted of a decrease of $16.8 million from the legacy Alpha operations partially offset by an increase of $8.5 million from the Foundation operations. The decrease from the legacy Alpha operations was due to a decrease in road construction revenues of approximately $24.2 million due to a loss on a construction contract and decreased revenues related to mark-to-market adjustments to coal sales contracts that are reported at fair value, partially offset by increases in royalties, coal processing and other miscellaneous revenues. The increase from the Foundation operations was largely due to the inclusion of the Foundation operations for the full year 2010 and consisted of increased revenues related to Dry Systems Technologies, increased revenues and royalties related to our coalbed methane and natural gas extraction activities, partially offset by decreased other miscellaneous revenues of $18.1 million related to a coal supply agreement modification in 2009.

Costs and Expenses

	Year Ended		Increase
	December 31,		(Decrease)
	2010	2009	$	%
	(Amounts in thousands, except per ton data)
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$2,566,825	$1,616,905	$949,920	59%
Freight and handling costs	332,559	189,874	142,685	75%
Other expenses	65,498	21,016	44,482	212%
Depreciation, depletion and amortization	370,895	252,395	118,500	47%
Amortization of acquired coal supply agreements, net	226,793	127,608	99,185	78%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	180,975	170,414	10,561	6%
Total costs and expenses	$3,743,545	$2,378,212	$1,365,333	57%

Cost of coal sales per ton:
Eastern coal operations	$59.47	$54.50	$4.97	9%
Western coal operations	$8.56	$8.30	$0.26	3%
Average	$30.08	$34.19	$(4.11)	(12)%

Cost of coal sales. Cost of coal sales increased $949.9 million, or 59%, for the year ended December 31, 2010 compared to the prior year period. The increase consisted primarily of increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes. These increases were largely due to the inclusion of the Foundation operations for the full year 2010, which increased by $722.9 million. Additionally, cost of coal sales included non-recurring charges of approximately $15.5 million related to aligning vacation and retirement benefits company-wide and asset impairment charges of approximately $2.7 million related to the idling of the Moss #3 preparation plant. The legacy Alpha operations increased $227.0 million compared to the prior year period. The consolidated average cost of coal sales per ton was $30.08 compared to $34.19 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $59.47 and $8.56, respectively, compared to $54.50 and $8.30, respectively, in the prior year period. The increase in cost of coal sales per ton at our Eastern Operations was largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to difficult geological conditions, the impact of our miner vacation schedule, which impacted the current year period more as a result of the inclusion of the Foundation operations for the full year 2010, and a longwall move that began in August 2010. Additionally, we experienced certain weather-related delays and railroad performance issues in the later part of the year that contributed to the increase in cost per ton in the East. An increase in purchased coal volumes also contributed to the increase in cost of coal sales per ton for the Eastern Coal Operations.

Freight and handling costs. Freight and handling costs increased $142.7 million, or 75%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are offset by equivalent revenues and do not contribute to our profitability.

Other expenses. Other expenses increased $44.5 million, or 212%, for the year ended December 31, 2010 compared to the prior year period. The increase was due to increased other expenses of $18.4 million from the Foundation operations and $26.1 million from the legacy Alpha operations. Other expenses generally consist of mark-to-market gains and losses on derivatives swap contracts that are not designated as cash flow hedges and expenses associated with our road construction, Dry Systems Technologies and coalbed methane and natural gas extraction activities. The increase in other expenses from the legacy Alpha operations was largely due to mark-to-market gains recorded in earnings during 2009 for derivative instruments that have since been designated as cash flow hedges and for which changes in fair value are now recorded as a part of accumulated other comprehensive (loss) income. The increase in other expenses from the Foundation operations was due to increases in costs related to Dry Systems Technologies and our coalbed methane and natural gas extraction activities, primarily as a result of the inclusion of these costs for the full year 2010.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $118.5 million, or 47%, for the year ended December 31, 2010 compared to the prior year period. The increase consisted of increased depreciation and amortization of $76.4 million primarily related to capital expenditures during the previous twelve months and increased depletion expense of $42.1 million related to increased production compared to the prior year period. These increases were largely due to the inclusion of the Foundation operations for the full year 2010 and the increase in metallurgical production which carries a higher depletion rate. Depreciation, depletion, and amortization for the Foundation operations was $231.6 million for the year ended December 31, 2010.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Foundation Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $226.8 million for the year ended December 31, 2010 compared to $127.6 million in the prior year period. Amortization of acquired coal supply agreements, net for future periods is expected to be $119.5 million in 2011, $31.7 million in 2012 and a credit to expense of ($1.7 million) in 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.6 million, or 6%, for the year ended December 31, 2010 compared to the prior year period. The increase in selling, general and administrative expenses consisted of an increase of $61.2 million from the Foundation operations partially offset by a decrease of $50.6 million from the legacy Alpha operations. The increase was primarily due to increased employee wages and benefits, increased severance and relocation charges, and increased other miscellaneous overhead expenses due to the inclusion of the Foundation operations for the full year 2010, partially offset by decreased merger related expenses related to legal and other outside services costs incurred for the Foundation Merger, lower expenses recorded for share-based compensation and a portion of a curtailment gain recorded during the year associated with a re-measurement of  our defined-benefit pension plan obligations as a result of a plan change due to the alignment of employee benefits company-wide. Consolidated selling, general and administrative expenses included approximately $10.2 million of expenses related to the Foundation Merger.

Interest expense. Interest expense decreased $9.4 million, or 11%, during the year ended December 31, 2010 compared to the prior year period. The decrease in interest expense was primarily related to the decreased interest expense and amortization of deferred loan fees associated with the legacy Alpha term loan that was paid off subsequent to the Foundation Merger, and a decrease in interest expense associated with the realized and unrealized losses due to the changes in fair value of the legacy Alpha interest rate swap that was de-designated as a cash flow hedge as a result of paying off the legacy Alpha term loan in July 2009, partially offset by increased interest expense associated with the long term debt assumed in the Foundation Merger that was included for the full year 2010.

Interest income. Interest income increased by $1.7 million for the year ended December 31, 2010 compared to the prior year period primarily due to a higher average cash balance invested in marketable securities.

Loss on early extinguishment of debt. During the year ended December 31, 2010, we amended our credit facility and prepaid approximately $39.6 million of the outstanding term loan. As a result, we wrote off a portion of the deferred financing costs and recorded a loss of $1.3 million. During the year ended December 31, 2009, we paid off the legacy Alpha term loan and wrote off the remaining deferred loan fees and recorded a loss of $5.6 million.

Income tax expense (benefit). Income tax expense from continuing operations of $4.2 million was recorded for the year ended December 31, 2010 on income from continuing operations before income taxes of $101.4 million, which equates to an effective tax rate of 4.2%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the reversal of certain tax reserves of approximately $14.0 million, partially offset by the impact of a state rate and net operating loss change and a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D).

Income tax benefit from continuing operations of $33.0 million was recorded for year ended December 31, 2009 on income from continuing operations before income taxes of $33.8 million. The income tax benefit for 2009 was due primarily to the tax benefits associated with percentage depletion and the reversal of $22.2 million of valuation allowance that was triggered by our movement from a net deferred tax asset position to a net deferred tax liability position on our consolidated balance sheet as a result of the Foundation Merger, partially offset by non-deductible transaction costs and the impact from the interest rate swap.

Discontinued operations. Loss from discontinued operations for the year ended December 31, 2010 was $1.7 million, net of tax, compared to a loss from discontinued operations of $8.8 million, net of tax, for the year ended December 31, 2009. The loss from discontinued operations in 2010 and 2009 was related to expenses incurred for Kingwood.

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

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Tons/$	Percent
	(In thousands, except per ton data)
Western Coal Operations
Steam tons sold	48,977	20,752	28,225	136%
Steam coal sales realization per ton	$10.95	$10.47	$0.48	5%
Total revenues	$544,058	$218,613	$325,445	149%
EBITDA from continuing operations	$97,583	$39,278	$58,305	148%

Eastern Coal Operations
Steam tons sold	24,001	18,318	5,683	31%
Metallurgical tons sold	11,871	8,130	3,741	46%
Steam coal sales realization per ton	$67.07	$65.30	$1.77	3%
Metallurgical coal sales realization per ton	$113.89	$98.08	$15.81	16%
Total revenues	$3,324,548	$2,249,027	$1,075,521	48%
EBITDA from continuing operations	$678,339	$524,042	$154,297	29%

Western Coal Operations –EBITDA from continuing operations for our Western Coal Operations increased $58.3 million, or 148%, compared to the prior year period. The increase was due to increased total revenues of $325.5 million, partially offset by increased certain operating expenses of $267.2 million. The increase in total revenues consisted of increased coal and other revenues of $318.9 million and $6.6 million, respectively. The increase in coal revenues was largely due to increased tons shipped of 28.2 million, or 136%, and increased average sales realization per ton of $0.48, or 5%. The increase in certain operating expenses consisted of increased cost of coal sales of $246.8 million and a $20.4 million increase in other operating expenses. These increases were primarily due to the inclusion of the Western Coal Operations for the full year 2010. Cost of coal sales per ton increased $0.26, or 3%.

Eastern Coal Operations –EBITDA from continuing operations increased $154.3 million, or 29%, compared to the prior year period. The increase was due to increased coal revenues of $968.3 million, partially offset by increased certain operating expenses of $773.3 million, decreased other revenues of $35.4 million, increased other miscellaneous expense, net of $3.9 million and a loss on early extinguishment of debt of $1.4 million. The increase in coal revenues was due to increased metallurgical and steam coal revenues of $554.6 million and $413.7 million, respectively. The increase in certain operating expenses consisted of increased cost of coal sales of $692.2 million and increased other operating expenses of $81.1 million.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 3.7 million, or 46%, compared to the prior year period and consisted of an increase of 1.3 million tons from the Foundation operations and an increase of 2.4 million tons from the legacy Alpha operations. The increase in metallurgical tons shipped reflects an increase in demand for coking coal from steel producers during 2010 compared to the prior year period and the inclusion of the Foundation operations for the full year 2010. Coal sales realization per ton for metallurgical coal increased $15.81, or 16%, compared to the prior year period as a result of increased pricing due to stronger global demand.

The increase in eastern steam coal revenues was largely due to an increase in tons shipped and a 3% increase in average sales realization per ton. Eastern steam tons shipped increased 5.7 million, or 31%, compared to the prior year period and consisted of an increase of 7.5 million tons from the Foundation operations and a decrease of 1.8 million tons from the legacy Alpha operations. The increase from the Foundation operations reflects the inclusion of the Foundation operations for the full year 2010. The decrease from the legacy Alpha operations was due to a mix shift of mining additional metallurgical tons in response to the increase in demand for those tons during the year.

The increase in cost of coal sales was due to increases in wages and employee benefits, operating supplies, maintenance and repair, purchased coal expenses, outside services, royalties and production and severance taxes, all of which experienced increases due in part to the inclusion of the Foundation operations for the full year 2010. Additionally, cost of coal sales in the East included non-recurring charges of approximately $15.3 million related to aligning vacation and retirement benefits company-wide and asset impairment charges of approximately $2.7 million related to the idling of the Moss #3 preparation plant. Cost of coal sales per ton increased $4.97, or 9%, compared to the prior year period largely due to an increase in production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal and a decrease in production from our lower cost longwall mines due to difficult geological conditions, the impact of our miner vacation schedule, which impacted the current year period more as a result of the inclusion of the Foundation operations for the full year 2010, and a longwall move that began in August of 2010. Additionally, we experienced certain weather-related delays and railroad performance issues in the later part of the year that contributed to the increase in cost per ton in the East. An increase in purchased coal volumes also contributed to the increase in cost of coal sales per ton for the Eastern Coal Operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Summary

Total revenues increased $26.8 million, or 1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in total revenues consisted of the addition of $716.8 million in revenues from the Foundation operations, largely offset by a decrease of $690.0 million in revenues from the legacy Alpha operations. The decrease in revenues from the legacy Alpha operations was due to a decrease in coal revenues of $614.6 million, or 29%, and a $90.2 million decrease in freight and handling revenues, which are offset by an equivalent decrease in freight and handling costs, partially offset by an increase in other revenues of $14.8 million, or 31%.

Coal revenues increased $70.3 million, or 3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in coal revenues consisted of the addition of $684.9 million in coal revenues from the Foundation operations, largely offset by a decrease in coal revenues of $614.6 million from the legacy Alpha operations. The decrease in coal revenues of $614.6 million from the legacy Alpha operations was a result of lower metallurgical coal sales volumes in addition to lower metallurgical coal sales realization per ton due to lower demand and lower contract pricing as a result of the economic recession experienced through much of 2009, partially offset by higher average steam coal sales realization per ton.

Income from continuing operations decreased $131.8 million, or 66%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily due to an increase in operating costs and expenses of $155.0 million and other non-operating expenses of $88.9 million, partially offset by an increase in revenues as explained above of $26.8 million and a decrease in income tax expense of $85.3 million. The increase in operating costs and expenses of $155.0 million consisted of the addition of $737.1 million in operating costs and expenses from the Foundation operations, partially offset by a decrease of $582.1 million in operating costs and expenses related to the legacy Alpha operations. The decrease in operating costs and expenses of $582.1 million related to the legacy Alpha operations was due to decreased cost of coal sales of $478.6 million, decreased freight and handling expenses of $90.1 million which are offset by an equivalent decrease in freight and handling revenue, decreased other expenses of $63.2 million and decreased depreciation, depletion and amortization expenses of $14.0 million, partially offset by increased selling, general and administrative expenses of $63.8 million. Operating costs and expenses related to the Foundation operations consisted of $467.5 million of cost of coal sales, $127.6 million of amortization of acquired coal supply agreements, $101.4 million of depreciation, depletion and amortization expenses, $34.7 million of selling, general and administrative expenses, $5.7 million of other miscellaneous expenses and $0.2 million of freight and handling expenses.

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

Revenues

	Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,196,121	$804,188	$391,933	49%
Western steam	217,187	-	217,187	NM
Metallurgical	797,321	1,336,179	(538,858)	(40)%
Freight and handling revenues	189,874	279,853	(89,979)	(32)%
Other revenues	95,004	48,533	46,471	96%
Total revenues	$2,495,507	$2,468,753	$26,754	1%

Tons sold:
Eastern steam	18,318	15,525	2,793	18%
Western steam	20,752	-	20,752	NM
Metallurgical	8,130	11,372	(3,242)	(29)%
Total	47,200	26,897	20,303	75%

Coal sales realization per ton:
Eastern steam	$65.30	$51.80	$13.50	26%
Western steam	$10.47	-	10.47	NM
Metallurgical	$98.08	$117.50	$(19.42)	(17)%
Average	$46.84	$79.58	$(32.74)	(41)%

Coal revenues. Coal revenues increased $70.3 million, or 3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in coal revenues consisted of the addition of $684.9 million related to the Foundation operations, largely offset by a decrease of $614.6 million related to the legacy Alpha operations. The decrease of $614.6 million, or 29%, in coal revenues related to the legacy Alpha operations was due to a $615.9 million decrease in metallurgical coal revenue partially offset by a $1.3 million increase in eastern steam coal revenue. The decrease in metallurgical coal revenue related to the legacy Alpha operations was due to a decline in metallurgical coal sales volumes of 3.8 million tons and an 18% decrease in metallurgical coal sales realization per ton, reflecting lower market pricing and lower demand for metallurgical coal from steel producers due to the economic recession experienced through much of 2009 compared to 2008. Eastern steam coal revenues related to legacy Alpha operations increased $1.3 million despite a 4.0 million ton decrease in eastern steam coal sales volumes due to a 36% increase in coal sales realization per ton related to shipments on higher priced contracts that were executed in 2008. The $684.9 million in coal revenues from the Foundation operations included $390.6 million in eastern steam coal revenues, $217.2 million in western steam coal revenues and $77.1 million in metallurgical coal revenues. Our sales mix of metallurgical coal and steam coal based on volume for the year ended December 31, 2009 was 17% and 83%, respectively, compared with 42% and 58%, respectively, for the year ended December 31, 2008. The sales mix of metallurgical coal and steam coal for the legacy Alpha operations in 2009 was 40% and 60%, respectively, and 2% and 98%, respectively, for the Foundation operations. In 2009, approximately 36% of coal revenues were derived from the sale of metallurgical coal compared with 62% in 2008.

Freight and handling revenues. Freight and handling revenues were $189.9 million for the year ended December 31, 2009, a decrease of $90.0 million compared to the year ended December 31, 2008 due to lower export shipments combined with lower rates. These revenues are primarily related to the legacy Alpha operations and are offset by equivalent costs and do not contribute to our profitability.

Other revenue. Other revenue increased $46.5 million, or 96%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in other revenue consisted of the addition of $31.7 million from the Foundation operations and an increase of $14.8 million from the legacy Alpha operations. The increase of $14.8 million from the legacy Alpha operations was due to increased terminal fees, mark-to-market gains on derivative coal contracts and increased revenues related to our road construction business, partially offset by lower coal processing fees, lower parts and equipment sales from our Maxxim Rebuild business and lower royalty income. Other revenues of $31.7 million from the Foundation operations consisted of revenues related to our Dry Systems Technologies and Coal Gas Recovery businesses and $18.1 million related to a coal supply agreement modification.

Costs and expenses

	Year Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%
	(in thousands, except per ton data)
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	$1,616,905	$1,627,960	$(11,055)	(1)%
Gain on sale of coal reserves	-	(12,936)	12,936	NM
Freight and handling costs	189,874	279,853	(89,979)	(32)%
Other expenses	21,016	91,461	(70,445)	(77)%
Depreciation, depletion and amortization	252,395	164,969	87,426	53%
Amortization of acquired coal supply agreements, net	127,608	-	127,608	NM
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	170,414	71,923	98,491	137%
Total costs and expenses	$2,378,212	$2,223,230	$154,982	7%

Cost of coal sales per ton:
Eastern coal operations	$54.50	$60.53	$(6.03)	(10)%
Western coal operations	$8.30	$-	$8.30	NM
Average	$34.19	$60.53	$(26.34)	(44)%

Cost of coal sales. Cost of coal sales decreased $11.1 million, or 1%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in cost of coal sales in 2009 compared to 2008 consisted of a decrease of $478.6 million from the legacy Alpha operations, largely offset by the inclusion of $467.5 million from the Foundation operations. The decrease of $478.6 million in cost of coal sales related to the legacy Alpha operations was primarily due to a decrease in purchased coal expense related to 3.4 million fewer tons purchased, lower repairs and maintenance, lower operating supplies and a decrease in other variable expenses due to lower coal production as a result of the global recession experienced during most of 2009. The weighted average total cost of coal sales per ton was $34.19 for the year ended December 31, 2009, a decrease of 44% compared to $60.53 for the year ended December 31, 2008. Cost of coal sales per ton for the legacy Alpha operations remained virtually unchanged at $60.54 despite the 7.9 million ton decrease in coal sales volumes. This is primarily due to fixed operating costs being spread over a lower amount of tons produced, which offset the reduction in variable production expenses.

The weighted average cost of coal sales per ton for the year ended December 31, 2009 for the Foundation operations was $16.29, which reflects a high proportion of coal sales volumes from the Western Coal Operations, which had an average cost of coal sales per ton of $8.30. Cost of coal sales per ton for the Eastern Coal Operations related to the Foundation operations was $38.53 for the year ended December 31, 2009.

Gain on sale of coal reserves. Gain on sale of coal reserves of $12.9 million for the year ended December 31, 2008 related to the sale of a portion of our Kentucky May underground coal reserves.

Freight and handling costs. Freight and handling costs were $189.9 million for the year ended December 31, 2009, a decrease of $90.0 million compared to the year ended December 31, 2008, due to lower export shipments combined with lower rates. These costs are primarily related to the legacy Alpha operations and are offset by equivalent revenue and do not contribute to our profitability.

Other expenses. Other expenses decreased $70.4 million, or 77%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease consisted of a $76.1 million decrease in other expenses related to the legacy Alpha operations, partially offset by the addition of $5.7 million of other expenses from the Foundation operations. The decrease in other expenses related to the legacy Alpha operations was primarily due to decreased expenses related to coal contract buy-out transactions and net mark-to-market gains on derivative swap contracts recorded during the year ended December 31, 2009 compared to net mark-to-market losses recorded during the year ended December 31, 2008. Other expenses of $5.7 million related to the Foundation operations consisted of mark-to-market gains on our derivative swap agreements and expenses for our Dry Systems Technologies and coalbed methane and natural gas extraction activities.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $87.4 million, or 53%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase consisted of $101.4 million of depreciation, depletion and amortization expense from the Foundation operations, partially offset by a $14.0 million decrease in depreciation, depletion and amortization expense from the legacy Alpha operations. The decrease of $14.0 million from the legacy Alpha operations was due to decreased depletion expense due to lower tons produced, partially offset by a decreased credit to amortization expense related to the amortization of miscellaneous intangibles. Depreciation, depletion, and amortization of $101.4 million related to the Foundation operations consisted of $61.5 million of depreciation and amortization of property, equipment and mine development costs and $39.9 million of depletion expense.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting in connection with the Foundation Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $127.6 million for the year ended December 31, 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $98.5 million, or 137%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in selling, general and administrative expenses consisted of $34.7 million in expenses from the Foundation operations and an increase of $63.8 million related to the legacy Alpha operations. The increase of $63.8 million related to the legacy Alpha operations was due to legal and professional fees of $43.1 million primarily related to transaction, consulting and integration costs related to the Foundation Merger, increased employee compensation of $18.3 million, including a $15.7 million increase in non-cash stock-based compensation and $2.4 million of other miscellaneous expenses. Consolidated selling, general and administrative expenses for 2009 included approximately $59.0 million of expenses related to the Foundation Merger.

Interest expense. Interest expense increased $43.0 million, or 108%, during the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in interest expense consisted of the addition of $21.4 million from the Foundation operations and an increase of $21.6 million from the legacy Alpha operations. The increase of $21.6 million from the legacy Alpha operations was primarily due to $24.2 million of interest expense related to the reclassification of unrealized losses into interest expense from accumulated other comprehensive income (loss) and subsequent changes in fair value related to an interest rate swap that was de-designated as a cash flow hedge as a result of paying off a term loan related to the legacy Alpha operations shortly after the Foundation Merger. Interest expense related to the Foundation operations consisted of interest expense from the outstanding term loan due 2011, the outstanding 7.25% notes due 2014 and accretion of debt discount.

Interest income. Interest income decreased by $5.6 million, or 76%, for the year ended December 31, 2009 compared to the twelve months ended December 31, 2008 primarily due to lower interest rates realized on our invested cash as well as a lower average cash balance for the comparable period.

Loss on early extinguishment of debt. Loss on early extinguishment of debt was $5.6 million for the year ended December 31, 2009 and was related to the write-off of unamortized deferred debt issuance costs for a term loan related to the legacy Alpha operations that was paid off shortly after the Foundation Merger. Loss on early extinguishment of debt was $14.7 million for the year ended December 31, 2008 and  consisted of $10.7 million in tender offer consideration payment for the repurchase of  Old Alpha’s $175.0 million 10% senior notes and the write-off of the related unamortized deferred debt issuance costs of $4.0 million.

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

Income tax expense (benefit). Income tax benefit from continuing operations for the year ended December 31, 2009 was $33.0 million as compared to income tax expense of $52.2 million for the year ended December 31, 2008. The income tax benefit for 2009 was due primarily to the tax benefits associated with percentage depletion and the reversal of $22.2 million of valuation allowance that was triggered by our movement from a net deferred tax asset position to a net deferred tax liability position on our consolidated balance sheet as a result of the Foundation Merger, partially offset by non-deductible transaction costs and the impact from the interest rate swap.

Our effective tax rate of 20.8% for 2008 was lower than the statutory federal tax rate due primarily to the tax benefits associated with percentage depletion, the domestic production activities deduction, and the change in the valuation allowance, partially offset by state income taxes.

The effective tax rate for 2009 was lower than the effective tax rate for 2008 mainly due to the benefits of the valuation allowance reversal and percentage depletion being larger in relation to pre-tax income. As a result of the Foundation Merger, a significant amount of the book depreciation, depletion and amortization expense does not impact the percentage depletion calculation.  Due to being in a net liability position, no valuation allowances were established against the minimum tax credit carryforwards and the federal net operating loss, much of which is created from the percentage depletion deduction.

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

	Year Ended
	December 31,		Increase (Decrease)
	2009	2008	Tons/$	Percent
	(In thousands, except per ton data)
Western Coal Operations
Steam tons sold	20,752	-	20,752	NM
Steam coal sales realization per ton	$10.47	$-	10.47	NM
Total revenues	$218,613	$-	218,613	NM
EBITDA from continuing operations	$39,278	$-	39,278	NM

Eastern Coal Operations
Steam tons sold	18,318	15,525	2,793	18%
Metallurgical tons sold	8,130	11,372	(3,242)	(29)%
Steam coal sales realization per ton	$65.30	$51.80	$13.50	26%
Metallurgical coal sales realization per ton	$98.08	$117.50	$(19.42)	(17)%
Total revenues	$2,249,027	$2,454,702	$(205,675)	(8)%
EBITDA from continuing operations	$524,042	$421,572	$102,470	24%

Western Coal Operations - Our Western Coal Operations are located in the southern Powder River Basin of Wyoming and were acquired in the Foundation Merger and therefore, we do not have reported comparative results. We operate two large open-pit mines at Belle Ayr and Eagle Butte and produce steam coal for shipment primarily to utilities. EBITDA from continuing operations for our Western Coal Operations was $39.3 million for the year ended December 31, 2009, which included $217.2 million in coal revenues and $172.2 million in cost of coal sales. Coal sales realization per ton was $10.47 and coal sales volumes were 20.8 million tons. Coal revenues and tons shipped from the Western Coal Operations have been generally affected in 2009 by weak demand in the marketplace and transportation delays in the region.

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

EBITDA from continuing operations for our Eastern Coal Operations increased $102.5 million, or 24%, compared to the prior year period. The increase was primarily due to lower total costs and expenses of $306.0 million and higher miscellaneous income of $2.2 million, which were partially offset by lower total revenues of $205.7 million. The decrease in total costs and expenses was largely attributable to a $189.1 million decrease in cost of coal sales related to lower purchased coal volumes and lower variable production costs, a decrease in other expenses of $70.5 million primarily related to net mark-to-market gains on derivative swap contracts and lower expenses associated with coal contract settlements, decreased freight and handling costs that are offset by a corresponding decrease in freight and handling revenues of $90.0 million, higher selling, general and administrative expenses of $28.1 million and lower gains on asset sales of $15.0 million.

The decrease in total revenues of $205.7 million was the result of lower metallurgical coal sales revenues of $538.9 million that were partially offset by higher steam coal sales revenues of $391.9 million. The decrease in metallurgical coal sales revenues consisted of a decrease of $615.9 million related to the legacy Alpha operations as a result of the factors described above, which was partially offset by the addition of $77.0 million of metallurgical coal sales revenue from the Foundation operations.

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

At December 31, 2010, we had available liquidity of $1,765.1 million, including cash and cash equivalents of $554.8 million, marketable securities of $277.4 million and $932.9 million of unused revolving credit facility commitments available under the Alpha Credit Facility (the “Facility”) and our accounts receivable securitization facility (the “A/R Facility”), after giving effect to $7.7 million and $63.8 million of letters of credit outstanding, respectively, as of December 31, 2010, subject to limitations described in the Facility. Our total long-term debt, including current portion, was $821.5 million at December 31, 2010, see “—Credit Agreement and Long-Term Debt”.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. The PPA includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability on our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. Global economic conditions have caused investment income and the value of investment assets held in our pension trust to lose value in the past. As a result, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. We currently expect to make contributions in 2011 of approximately $40 million for our defined benefit pension plans.

We have obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. We paid the third installment in 2010.  The two remaining annual installments of $36.1 million each are due on May 1, 2011 and 2012.

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

       A portion of the purchase price of the Massey Merger will be paid in cash.  We anticipate funding the cash portion and any re-financing of Massey's debt through a combination of new debt proceeds that we intend to raise in 2011 and cash on hand.  We also expect to incur between $123.0 million and $128.0 million of fees in connection with the issuance of new debt and between $47.0 million and $56.0 million for professional services in connection with the Massey Merger.

Accounts Receivable Securitization

Alpha and certain of our subsidiaries are parties to a $150.0 million A/R Facility with a third party financial institution. We formed ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote wholly-owned subsidiary to purchase trade receivables generated by certain of our operating and sales subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $150.0 million of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for our ultimate benefit.

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

As of December 31, 2010, letters of credit in the amount $63.8 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.  If outstanding letters of credit exceed borrowing capacity, we are required to provide additional collateral in the form of restricted cash to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. We do not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

Cash Flows

Cash and cash equivalents increased by $88.9 million for the year ended December 31, 2010, and decreased $210.3 million for the year ended December 31, 2009. The net change in cash and cash equivalents was attributable to the following:

	Year Ended December 31,
	2010	2009	2008
Cash Flows
(in thousands)
Net cash provided by operating activities	$693,601	$356,220	$458,043
Net cash used in investing activities	(508,497)	(281,810)	(77,625)
Net cash (used in) provided by financing activities	(96,201)	(284,731)	241,407
Net change in cash and cash equivalents	$88,903	$(210,321)	$621,825

Net cash provided by operating activities, including discontinued operations, during 2010 was $693.6 million, an increase of $337.4 million from the $356.2 million of net cash provided by operations during 2009. This increase was driven by an increase in our net income and by changes in operating assets and liabilities. The cash generated (used) by changes in operating assets and liabilities was primarily related to the increase in accounts receivable, net of $48.5 million, the increase in inventories, net of $21.9 million, the decrease in prepaid expenses and other current assets of $59.1 million, the decrease in accounts payable of $21.8 million, the increase in accrued expenses and other current liabilities of $42.7 million and the decrease in pension and postretirement medical benefit obligations of $70.8 million.

Net cash used in investing activities, including discontinued operations, during 2010 was $508.5 million, an increase of $226.7 million from the $281.8 million of net cash used in investing activities during 2009.  The increase in 2010 was primarily due to an increase in capital expenditures of $121.8 million, an increase in net purchases of marketable securities of $39.1 million, and the acquisition of mineral rights under federal lease of $36.1 million.

Net cash used in financing activities, including discontinued operations, during 2010 was $96.2 million, compared to $284.7 million of net cash used in financing activities in 2009. The primary uses of cash for financing activities included $41.7 million of common stock repurchases under our stock repurchase program and to satisfy employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted stock units. In addition, we made $56.9 million of principal payments on our long-term debt.

Net cash provided by operating activities, including discontinued operations, during 2009 was $356.2 million, a decrease of $101.8 million from the $458.0 million of net cash provided by operations during 2008. This decrease was driven by a decrease in our net income and a decrease in operating assets and liabilities in 2009 as compared to 2008 primarily related to the $40.0 million increase in prepaid expenses and other current assets, the decrease in trade accounts payable of $26.7 million, pension and postretirement medical benefit obligations of $37.5 million, and accrued expenses and other current liabilities of $22.4 million.

Net cash used in investing activities, including discontinued operations, during 2009 was $281.8 million, an increase of $204.2 million from the $77.6 million of net cash used in investing activities during 2008.  The increase in 2009 was primarily due to the purchases of marketable securities of $119.4 million, an increase in capital expenditures of $49.3 million, and the absence of $45.0 million of proceeds in 2009 that occurred in 2008 from the sale of Gallatin.  The increase in net cash used in investing activities was partially offset by the $23.5 million of cash acquired from the Foundation Merger.

Net cash used in financing activities, including discontinued operations, during 2009 was $284.7 million, compared to $241.4 million of net cash provided by financing activities in 2008. This decrease was primarily due to the concurrent offerings in April 2008 of our common stock and the convertible notes, offset by principal payments on our long-term debt and principal repayments of our note payable. In 2009, shortly after the Foundation Merger, we voluntarily repaid our term loan in the amount of $233.1 million.

Credit Agreement and Long-term Debt

As of December 31, 2010 and 2009, our total long-term indebtedness consisted of the following (in thousands):

	December 31, 2010	December 31, 2009

Term loan due 2014	$227,896	$284,750
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior note due 2015	287,500	287,500
Other	7,819	-
Debt discount	(67,349)	(80,282)
Total long-term debt	754,151	790,253
Less current portion	11,839	33,500
Long-term debt, net of current portion	$742,312	$756,753

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

As of December 31, 2010, the total borrowing capacity under the Revolver was $854.4 million and the amount available was $846.7 million, after giving effect to outstanding letters of credit of $7.7 million. Borrowings under the Revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the Revolver at December 31, 2010 or December 31, 2009. Additionally, we are required to pay a commitment fee of 0.5% on unused borrowings.

The Facility’s secured term loan bears interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% and 3.50% at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, our secured term loan had a carrying value of $226.7 million, net of debt discount of $1.2 million, with $11.8 million classified as current portion of long-term debt. As of December 31, 2009, our secured term loan had a carrying value of $282.7 million, net of debt discount of $2.0 million, with $33.5 million classified as current portion of long-term debt.

The Facility places certain restrictions on us. See “—Analysis of Material Debt Covenants.”

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of our subsidiaries, has senior unsecured notes outstanding that mature on August 1, 2014, unless previously redeemed (the “2014 Notes”) with an aggregate principal amount of $298.3 million at both December 31, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA and ANR Receivables Funding LLC.  The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option at a redemption price equal to 102.417%, 101.208%, and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest. As of December 31, 2010, the carrying value of the 2014 Notes was $297.3 million, net of debt discount of $1.0 million.  As of December 31, 2009, the carrying value of the 2014 Notes was $297.0 million, net of debt discount of $1.3 million.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due April 15, 2015

As of December 31, 2010 and December 31, 2009, we had $287.5 million aggregate principal amount of 2.375% convertible senior notes due April 15, 2015 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by us or converted. We separately account for the liability and equity components of our Convertible Notes in a manner reflective of our nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%. As of December 31, 2010 and December 31, 2009, the carrying amounts of the debt component were $222.4 million and $210.5 million, respectively. As of December 31, 2010 and December 31, 2009, the unamortized debt discount was $65.1 million and $77.0 million, respectively.  As of December 31, 2010 and 2009, the carrying amount of the equity component was $69.9 million.

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

The indenture governing the Convertible Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee, Union Bank of California (“UBOC”), or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to Alpha, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and immediately payable.

As a result of the Foundation Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Foundation Merger, which was July 31, 2009. No notes were converted during the conversion period. The Convertible Notes were not convertible as of December 31, 2010 and 2009 and are classified as long-term debt.

Other

In 2010, we entered into certain agreements to develop, build and subsequently lease our new corporate headquarters. We have provided certain financial guarantees in connection with the development and construction of the building and are considered the owner of the building from an accounting perspective. We have recorded $7.8 million as a liability and corresponding asset in our consolidated financial statements for amounts expended and guaranteed by us through December 31, 2010. We expect to record an additional $12.5 million in 2011 for additional amounts anticipated to be expended for the construction of the building and guaranteed by us. The building is expected to be completed at the end of 2011.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Alpha Credit Facility and the indenture governing the 2014 Notes as of December 31, 2010. A breach of the covenants in the Facility or the 2014 Notes indenture, including the financial covenants under the Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Facility or the 2014 Notes indenture and the respective lenders and note holders could elect to declare all amounts borrowed due and payable.  Any acceleration under either the Facility or the 2014 Notes indenture would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Facility and the 2014 Notes indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the Alpha Credit Facility are:

	Actual Covenant Levels; Period Ended December 31, 2010	Required Covenant Levels

Minimum adjusted EBITDA to cash interest ratio	19.5x	2.5x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	0.3x	3.5x

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

Certain non-cash items that may adjust EBITDA in the compliance calculation are: (a) accretion on asset retirement obligations; (b) amortization of intangibles; (c) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; and (d) gains or losses associated with the change in fair value of derivative instruments. Certain non-recurring items that may adjust EBITDA in the compliance calculation are: (a) business optimization expenses or other restructuring charges; (b) non-cash impairment charges; (c) certain non-cash expenses or charges arising as a result of the application of acquisition accounting; (d) non-cash charges associated with loss on early extinguishment of debt; and (e) charges associated with litigation, arbitration, or contract settlements. Certain other items that may adjust EBITDA in the compliance calculation are: (a) after-tax gains or losses from discontinued operations; (b) franchise taxes; and (c) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with the Facility and therefore, is different from EBITDA presented elsewhere in this Annual Report on Form 10-K.

	Three Months Ended				Twelve Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
	(In thousands)
Net income	$14,041	$38,797	$31,874	$10,839	$95,551
Interest expense	22,120	18,504	17,834	15,005	73,463
Interest income	(680)	(848)	(967)	(963)	(3,458)
Income tax expense (benefit)	20,860	(5,159)	1,236	(13,771)	3,166
Amortization of acquired coal supply agreements, net	65,957	55,633	52,398	52,805	226,793
Depreciation, depletion and amortization	95,137	91,049	94,202	90,715	371,103
EBITDA	217,435	197,976	196,577	154,630	766,618
Non-cash charges (1)	12,177	14,069	10,003	18,578	54,827
Extraordinary or non-recurring items (1)	273	279	388	599	1,539
Other adjustments (1)	3,048	(1,359)	608	(149)	2,148
Adjusted EBITDA	$232,933	$210,965	$207,576	$173,658	$825,132

(1) Calculated in accordance with the Facility

Adjusted EBITDA to cash interest ratio					19.5
Total debt less unrestricted cash to adjusted EBITDA ratio					0.3

Cash interest is calculated in accordance with the Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended December 31, 2010 is calculated as follows (in thousands):

Interest expense	$73,463
Less interest income	(3,458)
Less non-cash interest expense	(24,861)
Less other adjustments	(2,916)
Net cash interest expense (1)	$42,228

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

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers’ compensation claims under self-insured workers’ compensation laws in various states, pay federal black lung benefits, pay retiree health care benefits to certain retired United Mine Workers of America (“UMWA”) employees and perform certain other obligations.  In order to provide the required financial assurance, we generally use surety bonds and self bonding for post-mining reclamation and bank letters of credit for self-insured workers’ compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund to which future contributions will be required. Bank letters of credit are also used to collateralize a portion of the surety bonds.

We had outstanding surety bonds with a total face amount of $518.6 million as of December 31, 2010 to secure various obligations and commitments. In addition, we had $71.5 million of letters of credit in place, of which $7.7 million was outstanding under the Alpha Credit Facility, and $63.8 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2010 (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Long-term debt (1)	$11,839	$44,395	$757,447	$-	$813,681
Other debt (2)	-	90	110	7,619	7,819
Equipment purchase commitments	88,436	200	-	-	88,636
Operating leases	5,857	5,585	2,131	1,226	14,799
Minimum royalties	16,676	31,804	18,650	40,797	107,927
Federal coal lease	36,108	36,108	-	-	72,216
Coal purchase commitments	227,195	8,280	-	-	235,475
Total	$386,111	$126,462	$778,338	$49,642	$1,340,553

(1)
Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 7.25% on our loans, would be approximately $36.4 million in 2011, $71.0 million in 2012 to 2013, and $24.9 million in 2014 to 2015.

(2)
Other debt includes principal amounts due in the years shown.  Cash interest payable on this obligation, with an interest rate approximating 13.86%, would be approximately $2.3 million in 2012 to 2013, $2.1 million in 2014 to 2015, and $15.7 million after 2015.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers' compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Asset retirement obligation	$12,934	$20,293	$26,002	$340,517	$399,746
Postretirement benefit obligation	33,042	75,880	88,528	269,929	467,379
Pension benefit obligation	13,814	30,262	32,832	83,495	160,403
Workers' compensation benefit and black lung benefit obligations	11,098	12,646	10,299	39,507	73,550
Total	$70,888	$139,081	$157,661	$733,448	$1,101,078

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions, including the current economic environment that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis and adjust such estimates and assumptions as facts and circumstances require. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in demand for steel products have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Derivatives Instruments and Hedging Activities. We are subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives and for the amount we receive for the sale of natural gas. As a part of our risk management strategy, we enter into pay fixed, receive variable and pay variable, receive fixed swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives and sales of natural gas, respectively. Swap agreements are derivative instruments that we are required to recognize as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting requirements for derivatives are complex and judgment is required in certain areas such as cash flow hedge accounting and hedge effectiveness testing. We assess each swap agreement to determine whether or not it qualifies for special cash flow hedge accounting. In performing the assessment, we make estimates and assumptions about the timing and amounts of future cash flows related to the forecasted purchases of diesel fuel and explosives and sales of natural gas. We update our assessments at least on a quarterly basis.

Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. We determine the future cash flows necessary to satisfy our reclamation obligations on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:

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

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2010, we had recorded asset retirement obligation liabilities of $223.0 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2010, we estimate that the aggregate undiscounted cost of final mine closures is approximately $399.7 million.

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

Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates.  At December 31, 2010, we had 1,154.5 million tons of proven and probable coal reserves assigned to our active operations.

Postretirement Medical Benefits. We have long-term liabilities for postretirement medical benefit cost obligations. Detailed information related to these liabilities is included in Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Liabilities for postretirement medical benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including the discount rate and future health care cost trends, to estimate the costs and obligations for postretirement medical benefit costs. The discount rates used to determine the net periodic benefit cost for postretirement medical benefits ranged from 4.59% to 5.88% for the various plans for the year ended December 31, 2010. At December 31, 2010, we had total postretirement medical benefit obligations of $706.3 million.

The estimated impact of changes to the healthcare cost trend rate and discount rate is as follows:

Health care cost trend rate	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)

Effect on total service and interest cost components	$5,753	$(4,667)
Effect on accumulated postretirement benefit obligation	$84,506	$(70,355)

Discount rate	One-Half Percentage Point Increase	One-Half Percentage Point Decrease
	(In thousands)

Effect on total service and interest cost components	$149	$(165)
Effect on accumulated postretirement benefit obligation	$(1,698)	$1,707

Retirement Plans. We have two non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees. We also have an unfunded non-qualified Supplemental Executive Retirement Plan (“SERP”) covering certain eligible employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the defined benefit retirement plans is in accordance with the requirements of ERISA, which can be deducted for federal income tax purposes. We contributed $43.5 million to our defined benefit retirement plans for the year ended December 31, 2010.  For the year ended December 31, 2010, we recorded net periodic benefit expense of $3.1 million for our Pension Plans and SERP and have recorded obligations of $41.3 million.

The calculation of the net periodic benefit expense and projected benefit obligation associated with our Pension Plans and SERP requires the use of a number of assumptions that we deem to be “critical accounting estimates.” These assumptions are used by our independent actuaries to make the underlying calculations. Changes in these assumptions can result in different net periodic benefit expense and liability amounts, and actual experience can differ from the assumptions.

•
The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 64.5% equity funds and 35.5% fixed income funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine net periodic benefit expense was 7.92% for the year ended December 31, 2010. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The discount rate used to determine pension expense was 5.39% for the year ended December 31, 2010. The differences resulting from actual versus assumed discount rates are amortized into pension expense over the remaining average service life of the active plan participants. A one half percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2010 by less than $0.1 million and decrease the projected benefit obligation as of December 31, 2010 by approximately $13.6 million. The corresponding effects of a one half of one percentage-point decrease in the discount rate would be less than a $0.2 million increase in the net periodic pension cost and approximately a $14.4 million increase in the projected benefit obligation.

Workers' Compensation. Workers' compensation is a system by which individuals who sustain personal injuries due to job-related accidents are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who suffer fatal injuries receive compensation for lost financial support. The workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our obligations are covered through a combination of a self-insurance program and third party insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs.  At December 31, 2010, we had workers’ compensation obligations of $51.7 million.

Coal Workers' Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers' pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for workers’ compensation and black lung obligations by a third-party insurance provider.  Certain subsidiaries in West Virginia are self-insured for workers’ compensation and state black lung obligations. Certain other subsidiaries are self-insured for black lung benefits and fund benefit payments through a Section 501(c)(21) tax-exempt trust fund.  Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries.  In addition, for our subsidiaries in Wyoming, we participate in a compulsory state-run fund.

Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service. As of December 31, 2010, we had black lung obligations of $45.0 million, which are net of assets of $1.1 million that are held in a tax exempt trust fund.

Business Combinations. We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to carry back and utilize a future tax loss (if a loss were to occur), available tax planning strategies, limitations on deductibility of temporary differences, and the impact the alternative minimum tax has on utilization of deferred tax assets. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of December 31, 2010, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Federal tax attributes related to minimum tax credit carry-forwards and federal and state net operating losses offset the tax effect of the temporary differences somewhat. A valuation allowance of $11.0 million has been provided on certain state net operating losses not expected to provide future tax benefits.

Goodwill.  Goodwill represents the excess of purchase price over the fair value of the net assets of acquired companies. We estimate the fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 31 of each year.

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

Goodwill was $382.4 million as of December 31, 2010. The Company’s annual goodwill impairment review performed on October 31, 2010 supported the carrying value of the Company’s goodwill.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of January 26, 2011, we had sales commitments for approximately 94% of planned shipments for 2011. Uncommitted and unpriced tonnage was 6%, 59% and 76% for 2011, 2012 and 2013, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 41,000 tons of explosives in 2011. Through our derivative swap contracts, we have fixed prices for approximately 28% of our expected explosive needs in 2011. If the price of natural gas were to decrease in 2011, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 50,400,000 gallons and 48,100,000 gallons of diesel fuel in 2011 and 2012, respectively. Through our derivative swap contracts, we have fixed prices for approximately 68% and 39% of our expected diesel fuel needs for 2011 and 2012, respectively. If the price of diesel fuel were to decrease in 2011, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our Alpha Credit Facility, which has a variable interest rate of 3.25 percentage points over the London interbank offered rate (“LIBOR”), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of December 31, 2010, our term loan due 2014 under the Alpha Credit Facility had an outstanding balance of $226.7 million, net of debt discount of $1.2 million. The current portion of the term loan due in the next twelve months was $11.8 million. A 50 basis point increase or decrease in interest rates would increase or decrease our interest expense by $0.3 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. The swap initially qualified for cash flow hedge accounting and changes in fair value were recorded as a component of equity; however, the underlying debt instrument was subsequently paid in 2009 and the swap no longer qualified for cash flow hedge accounting. The amounts that were previously recorded in equity of $17.7 million, net of tax, were recognized in our Consolidated Statements of Operations in 2009. Subsequent changes in fair value of the interest rate swaps are recorded in earnings. If interest rates were to decrease in 2011, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our Facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Roanoke, Virginia
February 25, 2011

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Coal revenues	$3,497,847	$2,210,629	$2,140,367
Freight and handling revenues	332,559	189,874	279,853
Other revenues	86,750	95,004	48,533
Total revenues	3,917,156	2,495,507	2,468,753
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	2,566,825	1,616,905	1,627,960
Gain on sale of coal reserves	-	-	(12,936)
Freight and handling costs	332,559	189,874	279,853
Other expenses	65,498	21,016	91,461
Depreciation, depletion and amortization	370,895	252,395	164,969
Amortization of acquired coal supply agreements, net	226,793	127,608	-
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	180,975	170,414	71,923
Total costs and expenses	3,743,545	2,378,212	2,223,230
Income from operations	173,611	117,295	245,523
Other income (expense):
Interest expense	(73,463)	(82,825)	(39,812)
Interest income	3,458	1,769	7,351
Loss on early extinguishment of debt	(1,349)	(5,641)	(14,702)
Gain on termination of Cliffs' merger, net	-	-	56,315
Miscellaneous income (expense), net	(821)	3,186	(3,834)
Total other income (expense), net	(72,175)	(83,511)	5,318
Income from continuing operations before income taxes	101,436	33,784	250,841
Income tax (expense) benefit	(4,218)	33,023	(52,242)
Income from continuing operations	97,218	66,807	198,599
Discontinued operations:
Loss from discontinued operations before income taxes	(2,719)	(14,278)	(27,873)
Mine closure/asset impairment charges	-	-	(30,172)
Gain on sale of discontinued operations	-	-	13,622
Income tax benefit	1,052	5,476	11,035
Loss from discontinued operations	(1,667)	(8,802)	(33,388)
Net income	95,551	58,005	165,211
Less : Net loss from discontinued operations attributable to noncontrolling interest	-	-	(490)
Net income attributable to Alpha Natural Resources, Inc.	$95,551	$58,005	$165,701

Amounts attributable to Alpha Natural Resources, Inc.
Income from continuing operations, net of tax	$97,218	$66,807	$198,599
Loss from discontinued operations, net of tax	(1,667)	(8,802)	(32,898)
Net income attributable to Alpha Natural Resources, Inc.	$95,551	$58,005	$165,701

Basic earnings (loss) per common share:
Income from continuing operations	$0.81	$0.74	$2.90
Loss from discontinued operations	(0.01)	(0.10)	(0.48)
Net income	$0.80	$0.64	$2.42

Diluted earnings (loss) per common share:
Income from continuing operations	$0.80	$0.73	$2.83
Loss from discontinued operations	(0.01)	(0.10)	(0.47)
Net income	$0.79	$0.63	$2.36

Weighted average shares - basic	119,808,514	90,662,718	68,453,724
Weighted average shares - diluted	121,757,949	91,702,628	70,259,735

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$554,772	$465,869
Trade accounts receivable, net	281,138	232,631
Inventories, net	198,172	176,372
Prepaid expenses and other current assets	341,755	176,953
Total current assets	1,375,837	1,051,825
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $869,881 and $615,163, respectively)	1,131,987	1,082,446
Owned and leased mineral rights (net of accumulated depletion of $333,970 and $222,047, respectively)	1,884,169	1,958,855
Owned lands	98,727	91,262
Goodwill	382,440	382,440
Acquired coal supply agreements (net of accumulated amortization of $367,110 and $133,016, respectively)	162,397	396,491
Other non-current assets	143,726	157,024
Total assets	$5,179,283	$5,120,343
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$11,839	$33,500
Trade accounts payable	121,553	152,662
Accrued expenses and other current liabilities	313,754	273,260
Total current liabilities	447,146	459,422
Long-term debt	742,312	756,753
Pension and postretirement medical benefit obligations	719,355	682,991
Asset retirement obligations	209,987	190,724
Deferred income taxes	249,408	301,307
Other non-current liabilities	155,039	137,857
Total liabilities	2,523,247	2,529,054

Commitments and Contingencies (Note 18)

Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	-	-
Common stock - par value $0.01, 200.0 million shares authorized, 124.3 million issued and 120.5 million outstanding at December 31, 2010 and 123.2 million issued and 120.5 million outstanding at December 31, 2009	1,242	1,232
Additional paid-in capital	2,238,526	2,194,281
Accumulated other comprehensive income (loss)	(27,583)	5,812
Treasury stock, at cost: 3.8 million and 2.7 million shares at December 31, 2010 and December 31, 2009, respectively	(50,538)	(8,874)
Retained earnings	494,389	398,838
Total stockholders' equity	2,656,036	2,591,289
Total liabilities and stockholders' equity	$5,179,283	$5,120,343

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 31,
	2010	2009	2008
Operating activities:
Net income attributable to Alpha Natural Resources, Inc.	$95,551	$58,005	$165,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	371,103	253,736	172,570
Amortization of acquired coal supply agreements, net	226,793	127,608	-
Amortization of debt issuance costs and accretion of debt discount	18,552	16,205	12,045
Mark-to-market adjustments for derivatives	11,316	(3,647)	47,265
Accretion of asset retirement obligations	17,621	12,101	7,499
Stock-based compensation	33,255	37,802	17,871
Employee benefit plans, net	55,771	30,696	8,673
Loss on early extinguishment of debt	1,349	5,641	14,702
Deferred income taxes	(70,579)	(49,754)	(17,107)
Gain on sale of discontinued operations	-	-	(13,622)
Gain on sale of coal reserves	-	-	(12,936)
Mine closure/asset impairment charges	3,875	-	34,706
Other, net	(8,651)	547	(1,601)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(48,507)	14,574	19,674
Inventories, net	(21,886)	(11,609)	(16,037)
Prepaid expenses and other current assets	59,075	(40,037)	(1,438)
Other non-current assets	(7,468)	1,080	(2,736)
Trade accounts payable	(21,755)	(26,735)	14,324
Accrued expenses and other current liabilities	42,730	(22,384)	13,864
Pension and postretirement medical benefit obligations	(70,770)	(37,450)	164
Asset retirement obligations	(5,593)	(7,298)	(4,825)
Other non-current liabilities	11,819	(2,861)	(713)
Net cash provided by operating activities	693,601	356,220	458,043

Investing activities:
Capital expenditures	(308,864)	(187,093)	(137,751)
Acquisition of mineral rights under federal lease	(36,108)	-	-
Purchases of marketable securities	(372,790)	(119,419)	-
Sales of marketable securities	214,240	-	-
Purchase of equity-method investment	(5,000)	-	(2,824)
Cash acquired from a merger	-	23,505	-
Proceeds from disposition of property and equipment	4,025	1,197	16,649
Proceeds from sale of discontinued operations	-	-	45,000
Proceeds from sale of investment in coal terminal	-	-	1,500
Other, net	(4,000)	-	(199)
Net cash used in investing activities	(508,497)	(281,810)	(77,625)

Financing activities:
Proceeds from issuance of long-term debt	-	-	287,500
Payments of bank overdraft	-	-	(160)
Principal repayments of note payable	-	(18,288)	(595)
Principal repayments on long-term debt	(56,854)	(249,875)	(193,973)
Debt issuance costs	(8,594)	(13,067)	(10,861)
Premium payment on early extinguishment of debt	-	-	(10,736)
Excess tax benefit from stock-based awards	5,505	434	1,980
Proceeds from issuance of common stock, net of offering costs of $7,834	-	-	164,666
Common stock repurchases	(41,664)	(8,874)	-
Proceeds from exercise of stock options	5,521	5,171	3,586
Other, net	(115)	(232)	-
Net cash (used in) provided by financing activities	(96,201)	(284,731)	241,407
Net increase (decrease) in cash and cash equivalents	88,903	(210,321)	621,825
Cash and cash equivalents at beginning of period	465,869	676,190	54,365
Cash and cash equivalents at end of period	$554,772	$465,869	$676,190

Supplemental cash flow information:
Cash paid for interest	$61,056	$40,437	$33,110
Cash paid for income taxes	$42,289	$20,643	$35,018
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the Foundation Merger	$-	$1,628,601	$-
See accompanying Notes to Consolidated Financial Statements.

 ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
Alpha Natural Resources, Inc. Common Stockholders

	Common Stock		Additional Paid-in	Treasury Stock at	Accumulated Other Comprehensive Income	Retained	Total Alpha Natural Resources Inc.	Noncontrolling	Total
	Shares	Amount	Capital	Cost	(Loss)	Earnings	Equity	Interest	Equity
	(In thousands)

Balances, December 31, 2007	65,769	$658	$227,336	$-	$(22,290)	$175,132	$380,836	$1,573	$382,409
Comprehensive income:
Net income (loss)	-	-	-	-	-	165,701	165,701	(490)	165,211
Unrealized losses related to cash flow hedges, net of income tax benefit of $4,335	-	-	-	-	(12,908)	-	(12,908)	-	(12,908)
Amounts reclassified to earnings related to settlements of derivative instruments, net of income tax of ($1,224)	-	-	-	-	3,682	-	3,682	-	3,682
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of ($478)	-	-	-	-	1,409	-	1,409	-	1,409
Total comprehensive income (loss)							157,884	(490)	157,394
Initial impact of Accounting Standards Codification 470-20, net of income tax of ($23,429)	-	-	69,851	-	-	-	69,851	-	69,851
Contribution of noncontrolling interest in Gallatin in exchange for cash	-	-	-	-	-	-	-	(1,083)	(1,083)
Proceeds from public offering of common shares ($41.25 per share), net of offering costs of ($7,834)	4,182	42	164,624	-	-	-	164,666	-	164,666
Exercise of stock options	213	2	3,584	-	-	-	3,586	-	3,586
Stock-based compensation and net issuance of common stock for share vesting	350	3	18,866	-	-	-	18,869	-	18,869
Balances, December 31, 2008	70,514	$705	$484,261	$-	$(30,107)	$340,833	$795,692	$-	$795,692
Comprehensive income:
Net income	-	-	-	-	-	58,005	58,005	-	58,005
Unrealized gains related to cash flow hedges, net of income tax of ($552)	-	-	-	-	4,192	-	4,192	-	4,192
Amounts reclassified to earnings related to the termination of hedge accounting, net of income tax of ($6,968)	-	-	-	-	17,668	-	17,668	-	17,668
Change in fair value of available-for-sale marketable securities, net of income tax benefit of $140	-	-	-	-	(220)	-	(220)	-	(220)
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of ($9,092)	-	-	-	-	14,279	-	14,279	-	14,279
Total comprehensive income							93,924	-	93,924
Equity consideration for the Foundation acquisition	48,904	489	1,666,850	-	-	-	1,667,339	-	1,667,339
Exercise of stock options	564	6	5,165	-	-	-	5,171	-	5,171
Stock-based compensation and net issuance of common stock for share vesting	801	8	38,029	(8,874)	-	-	29,163	-	29,163
Treasury stock adjustment	2,434	24	(24)				-		-
Balances, December 31, 2009	123,217	$1,232	$2,194,281	$(8,874)	$5,812	$398,838	$2,591,289	$-	$2,591,289
Comprehensive income:
Net income	-	-	-	-	-	95,551	95,551	-	95,551
Unrealized gains related to cash flow hedges, net of income tax of ($4,664)	-	-	-	-	7,821	-	7,821	-	7,821
Amounts reclassified to earnings related to the termination of hedge accounting, net of income tax benefit of $181	-	-	-	-	(277)	-	(277)	-	(277)
Change in fair value of available-for-sale marketable securities, net of income tax of ($142)	-	-	-	-	223	-	223	-	223
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax benefit of $25,834	-	-	-	-	(41,162)	-	(41,162)	-	(41,162)
Total comprehensive income							62,156	-	62,156
Exercise of stock options	452	4	5,517	-	-	-	5,521	-	5,521
Stock-based compensation and net issuance of common stock for share vesting	623	6	38,728	(16,665)	-	-	22,069	-	22,069
Stock repurchase program	-	-	-	(24,999)			(24,999)	-	(24,999)
Balances, December 31, 2010	124,292	$1,242	$2,238,526	$(50,538)	$(27,583)	$494,389	$2,656,036	$-	$2,656,036

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

On July 31, 2009, Alpha Natural Resources, Inc. (“Old Alpha”) and Foundation Coal Holdings, Inc. (“Foundation”) merged (the “Foundation Merger”) with Foundation continuing as the surviving legal corporation of the Foundation Merger. Subsequent to the Foundation Merger, Foundation was renamed Alpha Natural Resources, Inc. (the “Company” or “Alpha”). For financial accounting purposes, the Foundation Merger was treated as a reverse acquisition and Old Alpha was treated as the accounting acquirer. Accordingly, Old Alpha’s results of operations for the year ended December 31, 2008 do not include financial results for Foundation. For the year ended December 31, 2009, Foundation’s financial results are included for the five month period August 1, 2009 through December 31, 2009.  See Note 19 for further disclosures related to the Foundation Merger.

At December 31, 2010, the Company’s operations consisted of 38 deep and 28 surface mines, which are located in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming.  At December 31, 2010, the Company had approximately 6,500 employees, of which 21% are affiliated with union representation with the United Mine Workers of America (“UMWA”). The Company’s union represented employees are primarily located in Virginia, West Virginia and Pennsylvania.

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

During 2008, Old Alpha announced the permanent closure of the Whitetail Kittanning Mine, an adjacent coal preparation plant and other ancillary facilities (“Kingwood”) and sold its interest in Gallatin Materials LLC (“Gallatin”). The results of Kingwood and Gallatin have been reported as discontinued operations for all periods presented. See Note 23 for further disclosures related to discontinued operations.

On January 1, 2009, the Company retrospectively applied accounting guidance for its outstanding 2.375% convertible senior notes due 2015 (“the Convertible Notes”) to separately account for the liability and equity components in a manner reflective of its nonconvertible debt borrowing rate.  The deferred loan fees and debt discount are being amortized and accreted, respectively, over the term of the convertible notes. Interest expense of $12,681, $11,704, and $8,318 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, related to amortization of the deferred loan fees and accretion of the debt discount.

Reclassifications

During the year ended December 31, 2010, the Company finalized the purchase price allocation for the Foundation Merger and recorded an immaterial correction to the December 31, 2009 consolidated balance sheet to reflect these adjustments as if they were recorded on the acquisition date.  See Note 19 for further details.  Additionally, the Company reclassified $11,500 related to the current portion of interest rate swaps from other non-current liabilities to accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair market value.  The Company’s cash equivalents consist of money market funds that are maintained in highly rated funds at December 31, 2010.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. These securities are recorded initially at cost and adjusted to fair value at each reporting date. Unrealized gains and losses resulting from the fair value adjustments are classified as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are computed using the specific identification method.  Marketable securities with maturities of one year or less are reported in prepaid expenses and other current assets. Marketable securities with maturities of greater than one year are reported in other non-current assets.  See Notes 5 and 7 for further disclosures related to marketable securities.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews its accounts receivable balances and establishes or adjusts the allowance as necessary using the specific identification method.

Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $90 and $104 at December 31, 2010 and 2009, respectively.  Credit losses were insignificant for the three-year period ended December 31, 2010. A decline in current economic conditions, a prolonged global, national or regional economic recession or other similar events that have occurred in the past may significantly impact the creditworthiness of the Company’s customers.  If any of those factors change, the estimates made by management could also change, which may affect the level of the Company’s future provision for doubtful accounts. The Company does not have off-balance sheet credit exposure related to its customers.

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs.  Coal is reported as inventory at the point in time the coal is extracted from the mine and weighed at a loading facility.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Material and supplies inventories are valued at average cost, less an allowance for obsolete and surplus items.

Deferred Longwall Move Expenses

The Company defers the direct costs, including labor and supplies, associated with moving longwall equipment and the related equipment refurbishment costs in prepaid expenses and other current assets.  These deferred costs are amortized on a units-of-production basis into cost of coal sales over the life of the subsequent panel of coal mined by the longwall equipment.  See Note 5 for further disclosures related to deferred longwall move expenses.

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

The changes in the allowance for advance mining royalties were as follows:

Balance at December 31, 2007	$5,536
Provision for non-recoupable advance mining royalties	4,453
Write-offs of advance mining royalties	(2,060)
Balance at December 31, 2008	7,929
Provision for non-recoupable advance mining royalties	961
Write-offs of advance mining royalties(1)	(4,482)
Balance at December 31, 2009	4,408
Provision for non-recoupable advance mining royalties	679
Write-offs of advance mining royalties	(1,274)
Balance at December 31, 2010	$3,813

(1) Includes $4.1 million reported in discontinued operations.

Property, Equipment and Mine Development Costs

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on either a straight-line basis over estimated useful lives ranging from 1 to 20 years; or on a units-of-production basis. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefitted. Maintenance and repairs are expensed as incurred.   When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in cost of coal sales.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Owned and Leased Mineral Rights

Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method.  Only proven and probable reserves are included in the depletion base.  Depletion expense is included in depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations and was $111,846, $69,779 and $47,843 for the years ended December 31, 2010, 2009, and 2008, respectively.

Acquired Coal Supply Agreements

Application of acquisition accounting in connection with the Foundation Merger resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of the acquisition. The coal supply agreements were valued based on the present value of the difference between the expected contract revenues based on the stated contract terms, net of royalties and taxes imposed on sales revenues, and the estimated net contract revenues derived from applying forward market prices at the acquisition date for new contracts of similar duration and coal qualities. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract.  The coal supply agreement liability is reported in other non-current liabilities in the Consolidated Balance Sheets. Amortization of coal supply agreement assets was $234,094 and $133,016 of expense and amortization of coal supply agreement liabilities was a credit to expense of ($7,301) and ($5,408), equating to a net expense of $226,793 and $127,608 for the years ended December 31, 2010 and 2009, respectively, and reported as amortization of acquired coal supply agreements, net in the Consolidated Statements of Operations. Future net amortization expense related to acquired coal supply agreements, net is expected to be $119,498, $31,706, and ($1,709) for the years ending December 31, 2011, 2012, and 2013, respectively.

Asset Impairment and Disposal of Long-Lived Assets

Long-lived assets, such as property, equipment, mine development costs, owned and leased mineral rights and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would separately be presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. The Company has routinely performed its goodwill impairment testing as of August 31 of each year.  Subsequent to the impairment test performed on August 31, 2010, the Company decided to change its impairment testing date to October 31.  The Company believes the change in the impairment testing date more closely aligns the impairment testing date with the Company’s long-range planning and forecasting process.  The change in the impairment testing date, which represents a change in the method of applying an accounting principle, is believed by the Company to be preferable.  The Company performed a goodwill impairment test as of October 31, 2010 and absent any indicators of impairment, will continue to perform an annual impairment test on October 31 in subsequent years.

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

For purposes of the step one analysis, estimates of fair value for each reporting unit are based on the income approach or the market approach, depending on the specific characteristics of each individual reporting unit. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions.   Under the market approach, estimates of prices reasonably expected to be realized from the sale of the reporting units are used to determine the fair value of each reporting unit.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines.  The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. See Note 10 for further disclosures related to the Company’s asset retirement obligations.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company takes into account various factors, including objective evidence obtained from historical earnings, future sales commitments, the expected level of future taxable income and available tax planning strategies, and the impact the alternative minimum tax has on utilization of deferred tax assets. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, the Company would record a change to the valuation allowance through income tax expense in the period the determination is made. See Note 14 for further disclosures related to the Company’s income taxes.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers' Compensation

The Company is self-insured for workers' compensation claims at certain of its operations in West Virginia, Pennsylvania and certain idled or closed mines. Workers' compensation at all other locations is covered by a third-party insurance provider.

The liabilities for workers' compensation claims that are self-insured by the Company are estimates of the ultimate losses incurred based on the Company's experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made either semi-annually or annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheets as accrued expenses and other current liabilities and other non-current liabilities.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. The Company is self insured at certain locations and covered by a third party insurance provider at other locations.  Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee's applicable term of service. The Company recognizes in its balance sheet the amount of the Company's unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive income (loss) when they are subsequently recognized as components of net periodic benefit cost.

Pension and Other Postretirement Benefits

The Company is required to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in its Consolidated Balance Sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end balance sheet and provide the required disclosures as of the end of each fiscal year.  See Note 15 for further disclosures related to pensions.

The Company accounts for health care benefits provided for current and certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. Unrecognized actuarial gains and losses are amortized over the estimated average remaining service period for active employees and over the estimated average remaining life for retirees. The Company recognizes in its balance sheet the amount of the Company's unfunded Accumulated Postretirement Benefit Obligation (“APBO”) at the end of the year. Amounts recognized in accumulated other comprehensive loss are adjusted out of accumulated other comprehensive loss when they are subsequently recognized as components of net periodic benefit cost.  See Note 15 for further disclosures related to other postretirement benefits.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of outstanding common shares for the period. Diluted earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued.  Diluted earnings per share is computed by increasing the weighted-average number of outstanding common shares computed in basic earnings per share to include the additional common shares that would be outstanding after issuance and adjusting net income from changes that would result from the issuance.  Only those securities that are dilutive are included in the calculation.   See Note 3 for further disclosures related to earnings per share.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Stock-Based Compensation

The Company recognizes expense for stock-based compensation awards based on the estimated grant-date fair value. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based in part on historical data and other relevant factors. Compensation expense for awards with cliff vesting provisions is recognized on a straight-line basis from the measurement date through the vesting date. Compensation expense for awards with graded vesting provisions is recognized using the accelerated attribution method. See Note 16 for further disclosures related to the Company’s stock-based compensation arrangements.

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

For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in current period earnings or losses. For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in accumulated other comprehensive income (loss) and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring. See Note 13 for further disclosures related to the Company’s derivative financial instruments and hedging activities.

Equity-Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, the affiliate’s operating activities are accounted for under the equity-method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in miscellaneous income (expense), net, with a corresponding entry to increase or decrease the carrying value of the investment.

Other Comprehensive Income (Loss)

In addition to net income, other comprehensive income (loss) includes changes to accumulated other comprehensive income (loss) such as adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges and changes in fair value of available-for-sale marketable securities.

New Accounting Pronouncements Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is applicable for annual periods beginning after November 15, 2009 (January 1, 2010 for the Company). The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“ASC 860”), which amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”),which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ASU 2010-6 relates solely to disclosures in the notes to the financial statements.  The adoption of the applicable provisions in 2010 did not have an effect on the Company’s financial position, results of operations or cash flows.  The adoption of the applicable provisions subsequent to 2010 will not have an effect on the Company’s financial position, results of operations or cash flows.

(3)     Earnings Per Share

The number of shares used to calculate basic earnings (loss) per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings (loss) per share is based on the number of common shares used to calculate basic earnings (loss) per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Convertible Notes when these are convertible into the Company’s common stock. The Convertible Notes, which were issued in April 2008, become dilutive for earnings per share calculations in certain circumstances.  The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money.  For the years ended December 31, 2010 and 2009, the conversion option for the Convertible Notes was not in the money, and therefore there was no dilutive earnings per share impact. For the year ended December 31, 2008, there were 734,613 shares included in the computation of year-to-date diluted earnings per share for the period when the Convertible Notes were in the money during the year.

For the year ended December 31, 2010, there were 32,795 shares excluded from the computation of year-to-date diluted earnings per share as the shares were anti-dilutive, related to restricted stock awards and restricted stock units.

The following table provides a reconciliation of weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
	2010	2009	2008
Weighted average shares - basic	119,808,514	90,662,718	68,453,724
Dilutive effect of stock equivalents	1,949,435	1,039,910	1,806,011
Weighted average shares- diluted	121,757,949	91,702,628	70,259,735

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

(4)     Inventories, net

Inventories, net consisted of the following:

	December 31,
	2010	2009

Raw coal	$14,115	$19,180
Saleable coal	130,364	112,004
Materials and supplies and other, net	53,693	45,188
Total inventories, net	$198,172	$176,372

(5)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2010	2009

Marketable securities - short term (1)	$217,191	$29,501
Prepaid insurance	3,292	33,776
Notes and other receivables	17,951	28,402
Deferred income taxes - current	29,652	-
Deferred longwall move expenses	6,313	3,186
Advanced mining royalties, net	3,533	3,522
Refundable income taxes	9,918	29,590
Derivative financial instruments	13,558	7,939
Construction costs in excess of billings	8,201	19,535
Prepaid freight	23,330	13,229
Other prepaid expenses	8,816	8,273
Total prepaid expenses and other current assets	$341,755	$176,953

(1)	Short-term marketable securities consisted of the following:

	December 31, 2010

		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities	$71,777	$158	$-	$71,935
Corporate debt securities	145,237	24	(5)	145,256

Total short-term marketable securities	$217,014	$182	$(5)	$217,191

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities	$22,338	$-	$(23)	$22,315
Corporate debt securities	7,180	6	-	7,186

Total short-term marketable securities	$29,518	$6	$(23)	$29,501

(6)     Property, Equipment and Mine Development Costs

Property, equipment, and mine development costs consisted of the following:

	December 31,
	2010	2009

Plant and mining equipment	$1,647,217	$1,453,837
Mine development	209,898	125,541
Coalbed methane equipment	10,153	6,211
Office equipment and software	33,416	30,005
Vehicles and other	17,041	14,814
Construction in progress	84,143	67,201
	2,001,868	1,697,609
Less accumulated depreciation and amortization	869,881	615,163
Total property, equipment and mine development costs, net	$1,131,987	$1,082,446

Depreciation and amortization expense from continuing operations associated with property, equipment and mine development costs was $257,649, $182,616, and $121,102 for the years ended December 31, 2010, 2009, and 2008, respectively.

Interest costs applicable to major asset additions are capitalized during the construction period. During the years ended December 31, 2010, 2009, and 2008, interest costs of $2,152, $492, and $942 were capitalized, respectively.

As of December 31, 2010, the Company had commitments to purchase approximately $88,636 of new equipment, expected to be acquired at various dates in 2011 and 2012.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

(7)     Other Non-current Assets

Other non-current assets consisted of the following:

	December 31,
	2010	2009
Marketable securities - long term (1)	$60,159	$89,485
Unamortized deferred financing costs, net	17,041	14,702
Advance mining royalties, net	14,408	13,357
Virginia tax credit, net	16,317	18,025
Equity-method investments	15,130	11,688
Derivative financial instruments	3,045	2,763
Other	17,626	7,004
Total other non-current assets	$143,726	$157,024

(1)	Long-term marketable securities, with maturity dates between one and three years, consisted of the following:

	December 31, 2010

		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
US treasury and agency securities	$60,326	$44	$(211)	$60,159

	December 31, 2009

		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
US treasury and agency securities	$89,828	$-	$(343)	$89,485

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009

Wages and employee benefits	$111,631	$75,936
Current portion of asset retirement obligations	13,006	14,908
Deferred income taxes - current	-	10,237
Taxes other than income taxes	62,041	58,245
Freight	16,446	8,827
Current portion of self insured workers' compensation obligations	7,935	10,893
Interest payable	10,590	11,215
Derivative financial instruments	19,929	26,461
Current portion of postretirement medical benefit obligations	28,265	27,393
Income taxes payable	6,278	-
Other	37,633	29,145
Total accrued expenses and other current liabilities	$313,754	$273,260

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

(9)     Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009

Term loan due 2014	$227,896	$284,750
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Other	7,819	-
Debt discount	(67,349)	(80,282)
Total long-term debt	$754,151	$790,253
Less current portion	11,839	33,500
Long-term debt, net of current portion	$742,312	$756,753

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

As of December 31, 2010, the total borrowing capacity under the revolver was $854,400. Borrowings under the revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin.  The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the revolver at December 31, 2010 or December 31, 2009.  The revolver can also be used to secure outstanding letters of credit.  Letters of credit in the amount of $7,650 and $113,633 were outstanding under the revolver as of December 31, 2010 and December 31, 2009, respectively. The amount available under the revolver as of December 31, 2010 was $846,750 after giving effect to the outstanding letters of credit.  Additionally, the Company is required to pay a commitment fee of 0.5% on unused borrowings.

The Facility’s secured term loan bears interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin. The interest rate approximated 3.56% and 3.50% at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the Company’s secured term loan had a carrying value of $226,705, net of debt discount of $1,191, with $11,839 classified as current portion of long-term debt. As of December 31, 2009, the Company’s secured term loan had a carrying value of $282,739, net of debt discount of $2,011, with $33,500 classified as current portion of long-term debt.

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, has notes that mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 as of December 31, 2010 and December 31, 2009. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA and ANR Receivables Funding LLC.  The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest.  As of December 31, 2010, the carrying value of the 2014 Notes was $297,272, net of debt discount of $1,013.  As of December 31, 2009, the carrying value of the 2014 Notes was $296,990, net of debt discount of $1,295.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

2.375% Convertible Senior Notes Due April 15, 2015

As of December 31, 2010 and 2009, the Company had $287,500 aggregate principal amount of 2.375% convertible senior notes due April 15, 2015.  The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company separately accounts for the liability and equity components of its Convertible Notes in a manner reflective of its nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%.  As of December 31, 2010 and 2009, the carrying amounts of the debt component were $222,355 and $210,524, respectively.  As of December 31, 2010 and 2009, the unamortized debt discount was $65,145 and $76,976, respectively.  As of December 31, 2010 and 2009, the carrying amount of the equity component was $69,851.

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

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee, Union Bank of California (“UBOC”), or the holders of not less than 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal of Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and be immediately payable.

As a result of the Foundation Merger, the Convertible Notes became convertible at the option of the holders beginning on June 18, 2009, and remained convertible through the 30th day after the effective date of the Foundation Merger, which was July 31, 2009.  There were no notes converted during the conversion period. The Convertible Notes were not convertible as of December 31, 2010 and 2009 and therefore have been classified as long-term debt.

Accounts Receivable Securitization

The Company and certain subsidiaries are a party to an $150,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”). The Company formed ANR Receivables Funding, LLC (the “SPE”), a special-purpose, bankruptcy-remote wholly-owned subsidiary to purchase trade receivables generated by certain of the Company’s operating and sales subsidiaries, without recourse (other than customary indemnification obligations for breaches of specific representations and warranties), and then transfer senior undivided interests in up to $150,000 of those accounts receivable to a financial institution for the issuance of letters of credit or for cash borrowings for the ultimate benefit of the Company.

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

As of December 31, 2010 and 2009, letters of credit in the amount $63,805 and $143,474 were outstanding under the A/R Facility, respectively, and no cash borrowing transactions had taken place. If outstanding letters of credit exceed borrowing capacity, the Company is required to provide additional collateral in the form of restricted cash to secure outstanding letters of credit. Under the A/R Facility, the SPE is subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. Alpha Natural Resources, Inc. has agreed to guarantee the performance by its subsidiaries, other than the SPE, of their obligations under the A/R Facility. The Company does not guarantee repayment of the SPE’s debt under the A/R Facility. The financial institution, which is the administrator, may terminate the A/R Facility upon the occurrence of certain events that are customary for facilities of this type (with customary grace periods, if applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default or delinquency of the receivables above specified levels, a change of control and material judgments. A termination event would permit the administrator to terminate the program and enforce any and all rights and remedies, subject to cure provisions, where applicable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Other

In 2010, the Company entered into certain agreements to develop, build and subsequently lease its new corporate headquarters. The Company has provided certain financial guarantees in connection with the development and construction of the building and is considered the owner of the building from an accounting perspective. The Company has recorded $7,819 as a liability and corresponding asset in its consolidated financial statements for amounts expended and guaranteed by the Company through December 31, 2010. The Company expects to record approximately $12,500 in 2011 for additional amounts anticipated to be expended for the construction of the building and guaranteed by the Company. The building is expected to be completed at the end of 2011.

Old Alpha Credit Agreement

On July 31, 2009, in conjunction with the Foundation Merger (Note 19), Old Alpha terminated its then-existing senior secured credit facilities, which consisted of a $250,000 term loan facility, of which $233,125 was outstanding at July 31, 2009 (and due in 2012), and a $375,000 revolving credit facility. On July 31, 2009, the Company repaid the outstanding balance under the term loan and recorded a loss on early extinguishment of debt to write off the remaining balance of deferred loan costs in the amount of $5,641.

Future maturities of long-term debt as of December 31, 2010 are as follows:

2011	$11,839
2012	20,763
2013	23,722
2014	469,998
2015	287,559
Thereafter	7,619
Total long-term debt	$821,500

(10)     Asset Retirement Obligations

As of December 31, 2010 and 2009, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $222,993 and $205,632, respectively. The portion of the costs expected to be paid within a year of $13,006 and $14,908, as of December 31, 2010 and 2009, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2010 or 2009. The Company is self-bonded for its asset retirement obligations in West Virginia and Wyoming, subject to periodic evaluation of the Company’s financial position by the applicable state and meeting certain financial ratios defined by each state. Asset retirement obligations for states other than Wyoming and West Virginia are secured by surety bonds.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2008	$98,940
Accretion for the period	12,101
Acquisitions during the period (including amounts related to the Foundation Merger)	99,910
Sites added during the period	3,092
Revisions in estimated cash flows	(1,113)
Expenditures for the period	(7,298)
Total asset retirement obligations at December 31, 2009	205,632
Accretion for the period	17,621
Sites added during the period	2,290
Revisions in estimated cash flows (1)	3,043
Expenditures for the period	(5,593)
Total asset retirement obligations at December 31, 2010	$222,993
Less current portion	(13,006)
Long-term portion	$209,987

(1)	Revisions in estimated cash flows include $4,538 of a reduction in the asset retirement obligation resulting from the transfer of the related property to a third party.

(11)     Other Non-current Liabilities

Other non-current liabilities consisted of the following:

	December 31,
	2010	2009
Self insured workers' compensation obligations	$43,767	$32,989
Black lung obligations	45,021	30,261
Acquired coal supply agreements, net	13,031	20,202
Derivative financial instruments	9,050	16,866
Income taxes	13,960	13,960
Deferred production tax	12,230	12,294
Other	17,980	11,285
Total other non-current liabilities	$155,039	$137,857

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The estimated fair values of long-term debt were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loan due 2014(1)	$226,705	$231,475	$282,739	$279,055
7.25% senior notes due 2014(2)	297,272	303,505	296,990	302,014
2.375% convertible senior notes due 2015(3)	222,355	383,094	210,524	325,953
Total long-term debt	$746,332	$918,074	$790,253	$907,022

(1)  Net of debt discount of $1,191 and $2,011 as of December 31, 2010 and December 31, 2009, respectively.
(2)  Net of debt discount of $1,013 and $1,295 as of December 31, 2010 and December 31, 2009, respectively.
(3)  Net of debt discount of $65,145 and $76,976 as of December 31, 2010 and December 31, 2009, respectively.

ASC 820 requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and
Level 3 - Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2010 and 2009, respectively. As required by ASC 820, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$132,094	$132,094	$-	$-
Corporate debt securities	$145,256	$-	$145,256	$-
Forward coal sales	$2,674	$-	$2,674	$-
Forward coal purchases	$(3,958)	$-	$(3,958)	$-
Commodity swaps	$10,523	$-	$10,523	$-
Commodity options	$(264)	$-	$(264)	$-
Interest rate swaps	$(21,304)	$-	$(21,304)	$-
Freight swaps	$(47)	$-	$(47)	$-

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

Forward Coal Sales and Purchases – The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Commodity Swaps – The fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

Commodity Options – The fair values of the commodity options were estimated using an option pricing model that incorporates historical volatility of the underlying commodity, the strike price, notional amount, current market price and risk free interest rate. The fair values are adjusted for counter-party risk, when applicable.

Interest Rate Swaps – The fair values of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Freight Swaps – The fair values of freight swaps are estimated using valuation models which include assumptions about freight prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

(13)     Derivative Financial Instruments

Forward Contracts

The Company manages price risk for coal sales and purchases through the use of coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception prescribed by ASC 815-10-10. The majority of the Company’s forward contracts do not qualify as derivatives. For those contracts that do meet the definition of a derivative, certain contracts also qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that meet the definition of a derivative and do not qualify for the NPNS exception are accounted for at fair value and, accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7%, 8%, and 8% of cost of coal sales for the years ended December 31, 2010, 2009 and 2008, respectively. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of December 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to 68% and 39% of anticipated diesel fuel usage for calendar years 2011 and 2012, respectively. The average fixed price per swap for diesel fuel hedges is $2.40 per gallon and $2.44 per gallon for calendar years 2011 and 2012, respectively. As of December 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 28% of anticipated explosives usage in the Powder River Basin for calendar year 2011. All cash flows associated with derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

The Company also sells coalbed methane. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices.  In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production.  The natural gas swaps have been designated as qualifying cash flow hedges. As of December 31, 2010, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 62% and 22% of anticipated natural gas production in 2011 and 2012, respectively.

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

The following tables present the fair values and location of the Company’s derivative instruments within the Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	December 31, 2010	December 31, 2009
Commodity swaps (1)	$13,910	$2,222

Derivatives not designated as cash flow hedging instruments	December 31, 2010	December 31, 2009
Forward coal sales (2)	$2,674	$3,414
Commodity swaps (3)	19	5,066
Total	$2,693	$8,480

Total asset derivatives	$16,603	$10,702

(1)
As of December 31, 2010, $10,865 is recorded in prepaid expenses and other current assets and $3,045 is recorded in other non-current assets in the Consolidated Balance Sheets.  As of December 31, 2009, $390 is recorded in prepaid expenses and other current assets and $1,832 is recorded in other non-current assets in the Consolidated Balance Sheets.

(2)
As of December 31, 2010, $2,674 is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.  As of December 31, 2009, $3,216 is recorded in prepaid expenses and other current assets and $198 is recorded in other non-current assets in the Consolidated Balance Sheets.

(3)
As of December 31, 2010, $19 is recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. As of December 31, 2009, $4,333 is recorded in prepaid expenses and other current assets and $733 is recorded in other non-current assets in the Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	December 31, 2010	December 31, 2009
Commodity swaps (1)	$3,370	$1,148

Derivatives not designated as cash flow hedging instruments	December 31, 2010	December 31, 2009
Forward coal purchases (2)	$3,958	$2,861
Commodity swaps (3)	36	14,831
Commodity options-coal (4)	264	255
Interest rate swaps (5)	21,304	24,232
Freight swap (6)	47	-
Total	$25,609	$42,179

Total liability derivatives	$28,979	$43,327

(1)
As of December 31, 2010, $3,256 is recorded in accrued expenses and other current liabilities and $114 is recorded in other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2009, $1,148 is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

(2)	As of December 31, 2010 and 2009, $3,958 and $2,861, respectively, is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
(3)
As of December 31, 2010, $36 is recorded in accrued expenses in the Consolidated Balance Sheets. As of December 31, 2009, $10,833 is recorded in accrued expenses and other current liabilities and $3,998 in other non-current liabilities in the Consolidated Balance Sheets.

(4)
As of December 31, 2010, $40 is recorded in accrued expenses and other current liabilities and $224 is recorded in other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2009, $119 is recorded in accrued expenses and other current liabilities and $136 in other non-current liabilities in the Consolidated Balance Sheets.

(5)
As of December 31, 2010, $12,592 is recorded in accrued expenses and other current liabilities and $8,712 is recorded in other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2009, $11,500 is recorded in accrued expenses and other current liabilities and $12,732 is recorded in other non-current liabilities in the Consolidated Balance Sheets.

(6)	As of December 31, 2010, $47 is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The following table presents the gains and losses from derivative instruments for the years ended December 31, 2010, 2009 and 2008 and their location within the Consolidated Financial Statements:

Derivatives designated as	(Gain) loss reclassified from accumulated other comprehensive income (loss) to earnings			Loss recorded in earnings related to derivative ineffectiveness			Gain (loss) recorded in accumulated other comprehensive income (loss) (3)
cash flow hedging instruments	2010	2009	2008	2010	2009	2008	2010	2009	2008
Commodity swaps (1), (3)	$(277)	$-	$-	$-	$(1)	$-	$7,821	$899	$-
Interest rate swaps (2), (3)	-	17,668	3,682	-	-	-	-	3,293	(12,908)
Total	$(277)	$17,668	$3,682	$-	$(1)	$-	$7,821	$4,192	$(12,908)

(1)	Amounts recorded in other expenses in the Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of interest expense in the Consolidated Statements of Operations.
(3)	Net of tax.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

	Gain (loss) recorded in earnings
Derivatives not designated as cash flow hedging instruments	2010	2009	2008
Forward coal sales (1)	$(739)	$332	$4,993
Forward coal purchases (1)	(1,099)	2,361	(14,297)
Commodity swaps (2)	(428)	26,604	(38,519)
Commodity options-diesel fuel (2)	(94)	(1,281)	558
Commodity options-coal (1)	(8)	(137)	-
Interest rate swaps (3)	(8,901)	(24,232)	-
Freight swap (2)	(47)	-	-
Total	$(11,316)	$3,647	$(47,265)

(1)	Amounts are recorded as a component of other revenues in the Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of other expenses in the Consolidated Statements of Operations.
(3)	Amounts are recorded as a component of interest expense in the Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $(704), net of tax, to earnings.  The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of period	$899	$(20,961)	$(11,735)
Net change associated with current year hedging transactions	7,821	4,192	(12,908)
Net amounts reclassified to earnings	(277)	17,668	3,682
Balance at end of period	$8,443	$899	$(20,961)

(14)     Income Taxes

The total income tax expense (benefit) provided on pre-tax income was allocated as follows:

	Years Ended December 31,
	2010	2009	2008

Continuing operations	$4,218	$(33,023)	$52,242
Discontinued operations	(1,052)	(5,476)	(11,035)
	$3,166	$(38,499)	$41,207

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Significant components of income tax expense (benefit) from continuing operations were as follows:

	Years Ended December 31,
	2010	2009	2008

Current tax expense (benefit):
Federal	$63,045	$19,644	$49,470
State	11,367	(1,629)	13,526
	$74,412	$18,015	$62,996
Deferred tax expense (benefit):
Federal	$(68,169)	$(51,583)	$(9,678)
State	(2,025)	545	(1,076)
	$(70,194)	$(51,038)	$(10,754)
Total income tax expense (benefit):
Federal	$(5,124)	$(31,939)	$39,792
State	9,342	(1,084)	12,450
	$4,218	$(33,023)	$52,242

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense (benefit) is as follows:

	Years Ended December 31,
	2010	2009	2008

Federal statutory income tax expense	$35,503	$11,824	$87,795
Increases (reductions) in taxes due to:
Percentage depletion allowance	(47,917)	(29,286)	(22,508)
State taxes, net of federal tax impact	(2,092)	(767)	7,906
State tax rate and NOL change, net of federal tax benefit	7,437	-	-
Deduction for domestic production activities	(2,201)	-	(4,233)
Change in valuation allowances	25	(21,324)	(16,966)
Change in law - Medicare Part D Subsidy (1)	25,566	-	-
Non-deductible lobbying	2,014	-	-
Non-deductible transaction costs	-	3,214	-
Extraterritorial income exclusion	-	-	(1,945)
Loss disallowance	-	-	2,147
Reversal of reserves for uncertain tax positions (2)	(14,018)	-	-
Other, net	(99)	3,316	46
Income tax expense (benefit)	$4,218	$(33,023)	$52,242

(1)	Includes federal tax expense and state tax expense (net of federal tax benefit) of $23,454 and $2,112, respectively.
(2)	Includes federal tax benefits, state tax benefits and interest expense of $11,695, $2,807 and ($484), respectively.

The Patient Protection and Affordable Care Act (the “PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated starting in years ending after December 31, 2012. Since these acts were signed into law during the year ended December 31, 2010, ASC 740 – Income Taxes, required that the effect of the tax law change be recorded immediately as a component of tax expense. The income tax effect related to these acts was a reduction of $25,566 to the deferred tax asset related to the postretirement prescription drug benefits.

IRS examinations for the years 2005-2007 were determined to be effectively settled during the year ended December 31, 2010, in addition to certain statutes of limitations expiring.  The reversal of reserves provided an income tax benefit, net of interest, of $14,018.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

	December 31,
	2010	2009
Deferred tax assets
Asset retirement obligations	$87,904	$79,157
Other liabilities	48,989	58,388
Pension and postretirement medical obligations	280,490	280,243
Alternative minimum tax credit carryforwards	120,431	80,676
Goodwill	10,848	11,849
Workers' compensation obligations	38,928	16,952
Derivatives	-	3,648
Other assets	13,012	12,373
Net operating loss carryforwards	18,251	40,547
Gross deferred tax assets	618,853	583,833
Less valuation allowance	(10,975)	(10,950)
Total net deferred tax assets	607,878	572,883

Deferred tax liabilities
Property and equipment	(707,616)	(683,613)
Acquired coal supply agreements	(55,408)	(129,749)
Other assets	(1,663)	-
Prepaid insurance and other prepaid expenses	(17,852)	(30,832)
Advanced mining royalties	(6,906)	(1,291)
Virginia tax credit	(8,642)	(7,990)
Debt discount	(26,549)	(30,952)
Derivative financial instruments	(2,998)	-
Total deferred tax liabilities	(827,634)	(884,427)
Net deferred tax liability	$(219,756)	$(311,544)

The breakdown of the net deferred tax liability as recorded in the accompanying Consolidated Balance Sheets is as follows:

	December 31,
	2010	2009

Current asset	$29,652	$-
Current liability	-	(10,237)
Noncurrent liability	(249,408)	(301,307)
Total net deferred tax liability	$(219,756)	$(311,544)

Changes in the valuation allowance during the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Valuation allowance beginning of period	$10,950	$21,324
Increase in valuation allowance not affecting income tax expense	-	10,950
Decrease in valuation allowance recorded as a reduction to income tax expense-continuing operations	-	(21,324)
Increase in valuation allowance recorded as an increase to income tax expense-continuing operations	25	-
Valuation allowance end of period	$10,975	$10,950

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The Company has gross net operating loss carry-forwards for state income taxes of $260,935 which are available to offset future state taxable income generally through 2029. A valuation allowance has been provided for $126,551 of the state net operating losses. The Company also has alternative minimum tax credit carry-forwards of approximately $120,431, which are available to reduce federal regular income tax in excess of the alternative minimum tax, if any, over an indefinite period.

The total amount of unrecognized tax benefits after the reversal of $14,502 ($14,018 net, without interest) that would affect the Company’s effective tax rate if recognized is $25,442 as of December 31, 2010. The Company believes that it is unlikely that total unrecognized benefits recorded as of December 31, 2010 will significantly change during the next twelve months.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2010, the Company has recorded accrued interest expense of $81.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	December 31,
	2010	2009	2008
Unrecognized tax benefits – beginning of period	$39,944	$7,229	$5,500
Gross adjustments - Foundation Merger	-	3,400	-
Gross increases – tax positions in prior periods	-	2,983	14
Gross decreases – tax positions in prior periods	-	-	(642)
Gross increases – current period tax positions	-	26,332	2,357
Gross decreases – settlements with taxing authorities	(12,114)	-	-
Reduction as a result of a lapse of the applicable statute of limitations	(2,388)	-	-
Unrecognized tax benefits - end of period	$25,442	$39,944	$7,229

Tax years 2008-2010 remain open to federal and state examination. The Internal Revenue Service initiated a corporate income tax audit during the first quarter of 2007 for the Company’s 2005 tax year and during the first quarter of 2009 for the Company’s 2006 and 2007 tax years. These audits are effectively settled.

(15)     Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postemployment health care and life insurance, defined benefit and defined contribution pension plans, and workers’ compensation and black lung benefits.  In connection with the Foundation Merger, the Company assumed all of the employee benefit plans of Foundation (the “Foundation Plans”) and was contractually obligated to continue to provide similar or improved benefits to those Foundation Plans for a period of eighteen months after the Foundation Merger date. During the third quarter of 2010, the Company internally announced comprehensive integrated employee benefits programs which align the employee benefits of Old Alpha and Foundation employees. As a result, the Company’s defined benefit pension plans and the Supplemental Executive Retirement Plan assumed in the Foundation Merger (the “Plans”) were frozen, resulting in a curtailment gain of $5,051 being recognized in 2010. The Company re-measured the obligations related to the Plans and the Company’s other postretirement medical benefit plan at the time of the announcement, resulting in estimated increases of $100,351 and $24,405, to the other postretirement benefit and pension obligations, respectively, with an offset to accumulated other comprehensive income (loss), net of taxes.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds the certain dollar thresholds. The Company re-measured its retiree welfare plan obligations during the second quarter of 2010 in order to account for the estimated impact of the excise tax and updated other assumptions related to anticipated retirement ages and health care cost trend rates. The re-measurement resulted in an additional $27,100 increase to the retiree welfare plan obligation, which is included in pension and postretirement medical benefit obligations on the accompanying Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss). The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. The Company will need to continue to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, the Company will evaluate its assumptions in light of the new information.

The PPACA also amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  The Company evaluated the impact of these changes to its current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for its self-insured black lung plans during the first quarter of 2010. The re-measurement resulted in an estimated $6,658 increase to the obligation included in other non-current liabilities in the accompanying Consolidated Balance Sheets, with an offset to accumulated other comprehensive income (loss).

(a) Company Administered Postretirement Health Care and Life Insurance Benefits

The Company provides postretirement medical and life insurance benefits to certain eligible employees under various plans. Certain of the plans are contributory while others are noncontributory. Additionally, certain of the plans are established by collective bargaining agreements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The components of the change in accumulated benefit obligations of the plans for postretirement medical benefits were as follows:

	December 31,
	2010	2009

Change in benefit obligations:
Accumulated benefit obligation-beginning period:	$614,436	$61,292
Assumption of obligations due to Foundation Merger	-	556,726
Service cost	10,933	5,779
Interest cost	35,860	17,446
Actuarial (gain) loss	90,894	(15,292)
Benefits paid	(28,593)	(10,425)
Less: Federal subsidy on benefits paid	1,848	837
Curtailment	-	(1,927)
Change in plan provisions	(10,899)	-
Change in plan assumptions	(8,144)	-
Accumulated benefit obligation-end of period	$706,335	$614,436

Change in fair value of plan assets:
Employer contributions	$(28,593)	$(10,425)
Benefits paid	28,593	10,425
Fair value of plan assets at December 31	-	-
Funded status	$(706,335)	$(614,436)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(28,265)	$(27,393)
Long-term liabilities	(678,070)	(587,043)
	$(706,335)	$(614,436)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost (credit)	$(1,192)	$10,822
Net actuarial (gain) loss	63,704	(18,039)
	$62,512	$(7,217)

The following table details the components of the net periodic benefit cost for postretirement medical benefits:

	Year Ended December 31,
	2010	2009	2008

Service cost	$10,933	$5,779	$2,777
Interest cost	35,860	17,446	3,421
Amortization of net actuarial loss (gain)	1,010	(150)	-
Amortization of prior service cost	1,114	2,202	2,367
Other	-	(712)	-
Net periodic benefit cost	$48,917	$24,565	$8,565

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2010	2009	2008
Current year actuarial (gain) loss	$82,752	$(15,292)	$657
Prior service cost (credit) for period	(10,899)	(1,215)	-
Amortization of net gain (loss)	(1,010)	150	-
Amortization of prior service (cost) credit	(1,114)	(2,202)	(2,367)
Total recognized in other comprehensive (loss) income	$69,729	$(18,559)	$(1,710)

Total recognized in net periodic pension cost and other comprehensive income	$118,646	$6,006	$6,855

The estimated amount that will be amortized from Accumulated other comprehensive (loss) income into net period benefit cost in 2011 is as follows:

Prior service cost	$(800)

The weighted-average assumptions used to determine the postretirement plans’ benefit obligation as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Discount rate	5.21%	5.83% - 5.88%

The discount rates used in determining net periodic postretirement medical benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	4.59% - 5.88%	5.83% - 6.17%	5.92%

The discount rate assumption is determined from a published yield-curve table matched to timing of the Company’s projected cash out flows.

The following presents information about the postretirement plans’ weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

Health care cost trend rate assumed for the next year	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2016

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2010:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$5,753	$(4,667)
Effect on accumulated postretirement benefit obligation	$84,506	$(70,355)

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) was enacted in the United States. The MMA introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of benefit plans such as the Foundation postretirement plans as long as the provided benefits are actuarially equivalent to Medicare Part D. The MMA reduced the Company’s net periodic benefit cost for the years ended December 31, 2010 and 2009 by approximately $300 and $2,230, respectively.

The Company continues to provide primary prescription drug benefits to Medicare eligible participants in the Foundation postretirement plans, pursuant to final regulations issued on the MMA by the Centers for Medicare and Medicaid Services (“CMS”) on January 21, 2005. The Company is also a participant in the federal subsidy payment program under the MMA, and the Federal subsidies received in the years ended December 31, 2010 and 2009 were $1,848 and $837, respectively.

Employer contributions for the Company’s postretirement medical and life insurance benefit plans paid for the years ended December 31, 2010, 2009 and 2008 were $26,745, $9,588 and $241, respectively, net of federal subsidies received under the MMA. Employee contributions are not expected to be made and the Company’s plans are unfunded. The Company expects to contribute approximately $28,265 to its postretirement medical and life insurance plans in 2011.

The following represents the Company’s expected future postretirement medical and life insurance benefit payments for the next ten years, which reflect expected future service, as appropriate, and the expected federal subsidy related to MMA:

	Postretirement Medical and Life Insurance Benefits	Expected Federal Subsidy
2011	$33,042	$2,224
2012	36,357	2,547
2013	39,523	2,817
2014	42,633	3,189
2015	45,895	3,575
2016-2020	269,929	24,614
	$467,379	$38,966

(b) Company Administered Defined Benefit Pension Plans

In conjunction with the Foundation Merger, the Company assumed Foundation’s two non-contributory defined benefit retirement plans (the “Pension Plan(s)”) covering certain salaried and non-union hourly employees and a non-qualified Supplemental Executive Retirement Plan (“SERP”). Benefits are based on either the employee’s compensation prior to retirement or “plan specified” amounts for each year of service with the Company.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status:

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$253,365	$-
Assumption of obligations due to Foundation Merger	-	250,949
Service cost	7,453	3,511
Interest cost	13,634	5,884
Actuarial loss	17,707	3,755
Benefits paid	(13,559)	(10,058)
Curtailment	(25,670)	(676)
Benefit obligation at end of period	$252,930	$253,365
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$157,417	$-
Assumption of pension assets due to Foundation Merger	-	126,624
Actual return on plan assets	24,309	12,865
Employer contributions	43,478	27,986
Benefits paid	(13,559)	(10,058)
Fair value of plan assets at end of period	211,645	157,417
Funded status	(41,285)	(95,948)
Accrued benefit cost at end of year	$(41,285)	$(95,948)

Gross amounts recognized in accumulated other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2010	2009
Unamortized net gain	$(19,198)	$(5,141)

The following table details the components of net periodic benefit cost:

	Year Ended December 31,
	2010	2009
Service cost	$7,453	$3,511
Interest cost	13,634	5,884
Expected return on plan assets	(13,396)	(4,646)
Amortization of actuarial loss	232	-
Curtailment (gain)/loss	(5,051)	-
Total	$2,872	$4,749

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2010	2009
Current year actuarial loss	$(18,876)	$(5,141)
Amortization of:
Actuarial loss	4,819	-
Total recognized in other comprehensive income	$(14,057)	$(5,141)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(11,185)	$(392)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The estimated amount that will be amortized from Accumulated other comprehensive (loss) income into net period benefit cost in 2011 is as follows:

Actuarial loss	$1,040

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	December 31,
	2010	2009
Projected benefit obligation	$252,930	$253,365
Accumulated benefit obligation	$252,930	$226,133
Fair value of plan assets	$211,645	$157,417

The current portion of the Company’s Pension Plan liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets. However, even though the plan may be underfunded, if there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months, no current liability should be recognized. Accordingly, there was no current pension liability reflected in the Consolidated Balance Sheets as of December 31, 2010 and 2009.

The weighted-average actuarial assumptions used in determining the benefit obligations as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Discount rate	5.12%	5.76%
Rate of increase in future compensation	N/A	5.00%

The weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Discount rate	5.39%	5.73%
Rate of increase in future compensation	5.00%	5.00%
Expected long-term return on plan assets	7.92%	8.00%
Measurement date	December 31, 2010	July 31, 2009

The discount rate assumption is determined from a published yield-curve table matched to timing of the Company’s projected cash out flows.

The expected long-term return on Pension Plan assets is established at the beginning of each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisor. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2011, the Company will utilize an expected long-term return on plan assets of 7.75%.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Assets of the Pension Plans are commingled in the Foundation Coal Defined Benefit Plans Master Trust (“Master Trust”) and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with the Master Trust’s outside investment advisor. The Pension Plans’ target allocation for 2011 and the actual asset allocation as reported at December 31, 2010 are as follows:

	Target Allocation Percentages 2011	Percentage of Plan Assets 2010
Equity funds	64.5%	61.8%
Fixed income funds	35.5%	33.1%
Alternative investment funds/private equity funds	0.0%	2.6%
Real estate funds	0.0%	2.5%
Total	100.0%	100.0%

The asset allocation targets have been set with the expectation that the Pension Plans’ assets will fund the expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations the Benefits Committee considers the demographics of the Pension Plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile and other associated risk factors. The Pension Plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a specified range of the target allocation percentage.

For the years ended December 31, 2010 and 2009, $43,478 and $27,986, respectively, of cash contributions were made to the Pension Plans and SERP. The Company expects to contribute approximately $40,000 to the Pension Plans in 2011.

The following represents expected future pension benefit and SERP payments for the next ten years, which reflect expected future service, as appropriate:

Pension Benefits
2011	$13,814
2012	15,374
2013	14,888
2014	15,995
2015	16,837
2016-2020	83,495
$160,403

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The fair values of the Company’s Pension Plans’ assets at December 31, 2010, by asset category are as follows:

Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. large-cap structured fund	$50,667	$-	$50,667	$-
U.S. small-cap fund	10,698	-	10,698	-
U.S. growth fund	14,473	-	14,473	-
U.S. value fund	14,592	-	14,592	-
International fund	34,282	-	34,282	-
Emerging markets fund	6,065	-	6,065	-
Real estate equity fund	5,268	-	-	5,268
Fixed income securities:
Bond fund (a)	69,988	-	69,988	-
Other types of investments:
Private equity funds (b)	4,879	-	-	4,879
Diversified alternatives fund (c)	148	-	-	148
Total	$211,060	$-	$200,765	$10,295
Receivable (d)	585
Total	$211,645

(a)	This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(b)	This category includes several private equity funds that invest primarily in U.S. and European markets.
(c)	This fund contains several underlying funds that invest primarily in U.S. markets and other world markets.
(d)	Receivable for investments sold at December 31, 2010, which approximates fair value.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The fair values of the Company’s Pension Plans’ assets at December 31, 2009, by asset category are as follows:

Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Market Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities:
U.S. large-cap structured fund	$34,267	$-	$34,267	$-
U.S. small-cap fund	8,136	-	8,136	-
U.S. growth fund	10,641	-	10,641	-
U.S. value fund	10,640	-	10,640	-
International fund	24,663	-	24,663	-
Emerging markets fund	4,965	-	4,965	-
Real estate equity fund	5,727	-	-	5,727
Fixed income securities:
Bond fund (a)	52,540	-	52,540	-
Other types of investments:
Private equity funds (b)	3,877	12	-	3,865
Diversified alternatives fund (c)	1,312	-	-	1,312
Total	$156,768	$12	$145,852	$10,904
Receivable (d)	649
Total	$157,417

(a)	This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.
(b)	This category includes several private equity funds that invest primarily in U.S. and European markets.
(c)	This fund contains several underlying funds that invest primarily in U.S. markets and other world markets.
(d)	Receivable for investments sold at December 31, 2009, which approximates fair value.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Changes in level 3 plan assets for the year ended December 31, 2010 were as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real estate Equity Fund	Private Equity Funds	Diversified Alternative Fund	Total

Beginning balance, December 31, 2009	$5,727	$3,865	$1,312	$10,904

Actual return on plan assets:
Relating to assets still held at the reporting date	399	228	(400)	227
Relating to assets sold during the period	120	81	(261)	(60)
Purchases, sales, and settlements	(978)	705	(503)	(776)
Transfers in and/or out of Level 3	-	-	-	-

Ending balance, December 31, 2010	$5,268	$4,879	$148	$10,295

Changes in level 3 plan assets for the five months ended December 31, 2009 were as follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real estate Equity Fund	Private Equity Funds	Diversified Alternative Fund	Total

Beginning balance, July 31, 2009	$6,611	$3,355	$1,733	$11,699

Actual return on plan assets:
Relating to assets still held at the reporting date	(854)	356	(228)	(726)
Relating to assets sold during the period	3	-	(62)	(59)
Purchases, sales, and settlements	(33)	154	(131)	(10)
Transfers in and/or out of Level 3	-	-	-	-

Ending balance, December 31, 2009	$5,727	$3,865	$1,312	$10,904

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

(c)    Multi-Employer Pension Plans

Certain of the Company’s subsidiaries are subject to collective bargaining agreements that require them to participate in an United Mine Workers of America (“UMWA”) pension plan. The plan is a multi-employer pension plan administered by the UMWA, and the Company is required to make contributions to the plan at rates defined by the various contracts. For the years ended December 31, 2010, 2009, and 2008 the Company incurred expense related to the UMWA pension plan of $19,915, $8,387, and $2,236, respectively.

In connection with the Foundation Merger, the Company assumed Foundation’s obligations to the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), that provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers). The Company treats its obligations under the Coal Act as participation in a multi-employer plan and recognizes the expense as premiums are paid. Expense relative to premiums paid for the year ended December 31, 2010 and the five months ended December 31, 2009, was $865 and $28, respectively. As required under the Coal Act, the Company’s obligation to pay retiree medical benefits to its UMWA retirees is secured by letters of credit in the amount of $9,693 as of December 31, 2010.

(d)    Workers’ Compensation and Pneumoconiosis (Black lung)

The Company is required by federal and state statutes to provide benefits to employees for awards related to workers’ compensation and black lung.  The Company’s subsidiaries are insured for worker’s compensation and black lung obligations by a third-party insurance provider in all locations with the exception of West Virginia, where certain subsidiaries are self-insured for workers’ compensation state black lung related obligations. Due to the Foundation Merger, the Company assumed the workers’ compensation and black lung obligations of the Foundation subsidiaries (the “Foundation subsidiaries”). The Foundation subsidiaries acquired in the Foundation Merger are self-insured for black lung benefits and fund benefit payments through a Section 501(c)(21) tax-exempt trust fund.  Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. The Foundation subsidiaries are also self-insured for worker’s compensation benefits with the exception of benefits to employees located in Wyoming where the Company participates in a compulsory state-run fund.

The liability for self-insured workers’ compensation claims is an actuarially determined estimate of the undiscounted ultimate losses to be incurred on such claims based on the Company’s experience, and includes a provision for incurred but not reported losses. The liability for self-insured black lung benefits is an estimate of such benefit as determined by an independent actuary at the present value of the actuarially computed liability over the employee's applicable term of service. Adjustments to the probable ultimate liability for workers’ compensation and black lung are made annually/semi-annually based on actuarial valuations and are included in operations as these are determined.

For the Company’s subsidiaries that are fully insured for workers' compensation and black lung claims, the insurance premium expense for the years ended December 31, 2010, 2009 and 2008 was $16,901, $19,134, and $18,920, respectively.

For the Company’s subsidiaries that are self-insured for workers’ compensation claims, the liability at December 31, 2010 and 2009 was $51,702 and $43,882, respectively, including a current portion of $7,935 and $10,893, respectively. Self-insured workers' compensation expense from continuing operations for the years ended December 31, 2010, 2009, and 2008 was $15,573, $6,768, and $3,331, respectively.  Certain of the Company’s subsidiaries’ self-insured workers’ compensation obligations are secured by letters of credit in the amount of $30,738 and surety bonds in the amount of $8,799.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the year ended December 31, 2010:

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$34,555	$1,540
Assumption of obligation due to Foundation Merger	-	32,648
Service cost	1,412	500
Interest cost	2,235	838
Actuarial loss (gain)	11,971	322
Benefits paid	(3,751)	(1,386)
Change in assumptions	(285)	93
Benefit obligation at end of period	$46,137	$34,555
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$4,294	$-
Assumption of assets due to Foundation Merger	-	5,510
Actual return on plan assets	26	43
Benefits paid	(3,751)	(1,386)
Employer contributions	547	127
Fair value of plan assets at end of period (1)	1,116	4,294
Funded status	(45,021)	(30,261)
Accrued benefit cost at end of year	$(45,021)	$(30,261)

(1)
Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities.  All assets are classified as Level 1 and valued based on quoted market prices.

Gross amounts related to the black lung obligations recognized in accumulated other comprehensive (loss) income consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Net actuarial loss	$12,447	$1,121

The following table details the components of the net periodic benefit cost for black lung obligations:

	Year Ended December 31,
	2010	2009	2008
Service cost	$1,412	$500	$44
Interest cost	2,235	838	87
Expected return on plan assets	107	(54)	92
Amortization of actuarial loss	229	98	-
Net periodic expense (1)	$3,983	$1,382	$223

(1)	The net periodic benefit cost from continuing operations was $108 for the year ended December 31, 2008.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Other changes in the black lung plan assets and benefit obligations recognized in Other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2010	2009	2008
Current year actuarial loss	$11,729	$426	$19
Amortization of actuarial loss	(405)	(98)	(92)
Total recognized in other comprehensive (loss) income	$11,324	$328	$(73)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$15,307	$1,710	$150

The estimated amount that will be amortized from Accumulated other comprehensive (loss) income into net period benefit cost in 2011 is as follows:

Expected amortization of net (gain)/loss	$832

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2010 and 2009 were as follows:

	2010	2009
Discount rate	5.17% - 5.23%	4.01% - 5.78%
Rate of increase in future compensation	3.00%	3.00%

The weighted-average assumptions related to black lung obligations used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	4.01% - 5.73%	5.48% - 5.81%	5.56%
Rate of increase in future compensation	3.00%	3.00%	N/A
Expected long-term return on plan assets	3.00%	3.00%	N/A

Estimated future cash payments related to black lung obligations for the fiscal years ending after December 31, 2010 are as follows:

Year ending December 31:
2011	$2,811
2012	2,001
2013	2,109
2014	2,346
2015	2,616
2016-2020	15,788
$27,671

(e)    Defined Contribution and Profit Sharing Plans

The Company sponsors multiple defined contribution and profit sharing plans to assist its eligible employees in providing for retirement.  Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2010, 2009 and 2008 were $20,205, $12,352 and $10,670, respectively.

(f)    Self-Insured Medical Plan

Certain subsidiaries of the Company are principally self-insured for health insurance coverage provided for all of its active employees.  In addition, certain of these subsidiaries utilize commercial insurance to cover specific claims in excess of $500. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and include a component for incurred but not reported claims.  During the years ended December 31, 2010, 2009 and 2008, the Company incurred total claims expense of $92,058, $63,081 and $35,188, respectively, which represents claims processed and an estimate for claims incurred but not reported.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

(16)     Stock-Based Compensation Awards

The Company’s primary stock-based compensation plan is the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved on May 19, 2010 by the Company’s stockholders. The principal purpose of the 2010 LTIP is to advance the interest of the Company and its stockholders by providing incentives to certain employees and individuals who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Awards are granted at 100% of the fair market value of the underlying common stock on the date of grant. Awards generally vest ratably over a three year period or cliff vest after three years. The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock. At December 31, 2010, 3,248,485 shares of common stock were available for grant under the 2010 LTIP. The Company also has stock-based awards outstanding under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (the “2005 LTIP”) and the Foundation Amended and Restated 2004 Stock Incentive Plan (the “2004 SIP”).

Upon vesting of  restricted stock and restricted share units (both time-based and performance-based) or the exercise of options, shares are issued from the 2010 LTIP, the 2005 LTIP and the 2004 SIP, respective of which plan the awards were granted from.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). During the year ended December 31, 2010 and 2009, the Company repurchased 367,860 and 309,457 common shares, respectively, from employees at an average price paid per share of $45.30 and $28.68. Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in Treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from.

At December 31, 2010, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense from continuing operations totaled $33,255, $37,802, and $17,344, for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, approximately 75%, 78%, and 52%, respectively, of stock-based compensation expense from continuing operations is reported as selling, general and administrative expenses and approximately 25%, 22%, and 48%, respectively, of the stock-based compensation expense from continuing operations was recorded as a component of cost of coal sales. The total excess tax benefit recognized for stock-based compensation for the years ending December 31, 2010, 2009, and 2008 was $5,505, $434, and $3,608, respectively.

Restricted Stock Awards

Restricted stock awards granted to executive officers and key employees, generally vest ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the company. Restricted stock awards granted to the Company’s directors generally vest at the time of grant, but are restricted until six months after termination of such director’s service on the Company’s Board of Directors (with accelerated vesting upon a change of control).

During the years ended December 31, 2010, 2009, and 2008, the Company granted restricted stock awards to its executive officers, directors and key employees in the amount of 0, 921,901, and 399,561, respectively, of which 780,015 remain outstanding at December 31, 2010.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Restricted stock award activity for the year ended December 31, 2010 is summarized in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2009	1,189,271	$18.97
Vested	(403,516)	$16.03
Forfeited/Expired	(5,740)	$23.71
Non-vested shares outstanding at December 31, 2010	780,015	$20.54

The fair value of restricted stock awards that vested for the years ended December 31, 2010, 2009, and 2008 was $20,062, $11,453, and $11,874, respectively. As of December 31, 2010, there was $4,108 of unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized as expense over a weighted-average period of 1.09 years.

Restricted Share Units

Time-Based Share Units

Time-based share units awarded to executive officers and key employees generally vest, subject to continued employment, ratably over three-year periods or cliff vest after three years (with accelerated vesting upon a change of control), depending on the recipients’ position with the Company. Time-based restricted share units granted to the Company’s directors generally vest at the time of grant, but are restricted until six months after termination of such director’s service on the Company’s Board of Directors (with accelerated vesting upon a change of control). Upon vesting of time-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.

During the year ended December 31, 2010, the Company granted time-based share units under the 2010 LTIP to certain directors in the amount of 1,515, which were outstanding at December 31, 2010.

During the years ended December 31, 2010, 2009, and 2008, the Company granted time-based share units under the 2005 LTIP to certain executive officers, directors and key employee's in the amount of 221,466 , 218,750, and 5,925, respectively, of which 385,481 remained outstanding at December 31, 2010.

During the years ended December 31, 2010 and 2009, the Company granted time-based share units under the 2004 SIP to certain executive officers, directors and key employee's in the amount of 141,692 and 139,650, respectively, from the 2004 SIP, of which 273,912 remained outstanding at December 31, 2010.

On July 31, 2009, the Company assumed 540,002 former Foundation performance share unit awards that converted to time-based share units upon change of control due to the Foundation Merger. These awards vest over various periods through February 29, 2012.  The Company determined the fair value of these share units at the time of the Foundation Merger was $8,541, which is being recognized over the requisite service periods of the awards.  At December 31, 2010, 407,734 of these time-based share units remained outstanding.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Time-based share unit activity for the year ended December 31, 2010 is summarized in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2009	886,214	$33.17
Granted	364,673	$49.22
Vested	(176,473)	$33.60
Forfeited/Expired	(5,772)	$22.65
Non-vested shares outstanding at December 31, 2010	1,068,642	$38.50

The fair value of time-based share unit awards that vested in the year ended December 31, 2010, 2009 and 2008 was $7,754, $374 and $0, respectively. As of December 31, 2010, there was $13,793 of unrecognized compensation cost related to non-vested time-based share units which is expected to be recognized as expense over a weighted-average period of 1.64 years.

Performance-Based Share Units

Performance-based share units awarded to executive officers and key employees generally cliff vest after three years, subject to continued employment (with accelerated vesting upon a change of control). Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established operating income goals, strategic goals, and total shareholder return goals over a three year period and may range from 0 percent to 200 percent of the targeted amount, except in the case of outstanding performance units granted in 2008, in which case may range from 0 to 150 percent. The grant date fair value of the awards related to operating income and strategic goals targets is based on the closing price of the Company’s common stock on the established grant date and is amortized over the performance period. The grant date fair value of the awards related to the total shareholder return target is based upon a Monte Carlo simulation and is amortized over the performance period. The Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. Upon vesting of performance-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.

During 2010, the Company awarded 265,636 performance-based share units, of which 261,843 remain outstanding as of December 31, 2010. At December 31, 2010, the Company had assessed the operating income and total shareholder return targets as probable of achievement. As of December 31, 2010, there was $10,072 of unamortized compensation cost related to the 2010 performance-based share units which is expected to be recognized as expense over a weighted-average period of 2.00 years.

During 2009, the Company awarded 355,672 performance-based share units, of which 334,597 remain outstanding as of December 31, 2010. Prior to November 18, 2009, the portion of the awards related to strategic goals did not meet the definition of a grant date. After the successful completion of the Foundation Merger, the Company determined that attainment of the strategic goals of the awards was achieved on November 18, 2009, thus requiring the Company to recognize the associated expense based on the closing stock price on that date. At December 31, 2010, the Company had assessed the operating income, strategic goals and total shareholder return targets as probable of achievement. As of December 31, 2010, there was $4,081 of unrecognized compensation cost related to the 2009 performance-based share units which is expected to be recognized as expense over a weighted-average period of 1.00 years.

During 2008, the Company awarded 165,045 performance-based share units, of which 150,585 remain outstanding as of December 31, 2010. Prior to November 18, 2009, the portion of the awards related to strategic goals did not meet the definition of a grant date. After the successful completion of the Foundation Merger, the Company determined that attainment of the strategic goals of the awards was achieved on November 18, 2009, thus requiring the Company to recognize the associated expense based on the closing stock price on that date. At December 31, 2010, the Company had assessed the operating income, strategic goals and total shareholder return targets as probable of achievement. As of December 31, 2010, all compensation cost related to the 2008 performance-based share units had been recognized.

During the fourth quarter of 2010, the Company modified the performance criteria for certain restricted share units granted in 2009 and 2008 and remeasured the affected stock-based awards. Additional compensation expense of approximately $4,012 will be recognized over the remaining vesting periods. For the year ended December 31, 2010, approximately $1,525 of the additional compensation expense was recognized.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Performance-based share unit activity for the year ended December 31, 2010 is summarized in the following table:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2009	1,352,429	$29.43
Granted	531,272	$50.32
Earned	(451,913)	$21.08
Forfeited or expired	(13,031)	$44.09
Non-vested shares outstanding at December 31, 2010	1,418,757	$37.56

Shares in the table above are based on the maximum shares that can be awarded based on the achievement of the performance criteria. The fair value of performance-based share unit awards granted in 2007 and vested on February 10, 2010 was $18,841.

Non-Qualified Stock Options

On July 31, 2009, in connection with the Foundation Merger, the Company assumed 1,118,546 options from Foundation that were fully vested upon change of control due to the Foundation Merger. Of the 1,118,546 options assumed, 196,457 have a merger ratio adjusted exercise price of $4.50 and 922,089 have a merger ratio adjusted exercise price of $7.87. These options have an expiration date of August 10, 2014. The Company determined the fair value of these options at the time of the Foundation Merger and recognized a one-time charge of $600 for stock-based compensation in the third quarter of 2009. As of December 31, 2010, 58,609 of the $4.50 options were outstanding and exercisable and 350,770 of the $7.87 options were outstanding and exercisable.

The fair value of the Foundation options assumed on July 31, 2009 was estimated using the Black-Scholes option-pricing model using the following assumptions:

•	Price of the underlying stock:
o	Closing stock price for Foundation on July 31, 2009 – $35.93
o	Closing stock price for Alpha on July 31, 2009 – $33.31
•	Option exercise price:
o	Pre-conversion option exercise prices – $4.87 and $8.53
o	Post-conversion option exercise prices – $4.50 and $7.87 (Adjusted for the Foundation Merger ratio of 1.084)
•	Expected life in years – 2.51 years
•	Risk-free interest rate – 1.38%
•	Dividend yield – 0.00%
•	Expected volatility – 65.83%

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Stock option activity for the year ended December 31, 2010 is summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	1,048,405	$11.32
Exercised	(452,439)	$12.23
Outstanding at December 31, 2010	595,966	$10.60	3.74
Exercisable at December 31, 2010	595,966	$10.60	3.74

As of December 31, 2010, the options outstanding and exercisable had an aggregate intrinsic value of $29,451. Cash received from the exercise of stock options during the years ended December 31, 2010, 2009, and 2008 was $5,536, $5,169, and $3,586, respectively. As of December 31, 2010, all compensation cost related to stock options has been recognized as expense.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $17,449, $15,186, and $6,692, respectively. The Company currently uses authorized and unissued shares to satisfy share award exercises.

A summary of the Company’s options outstanding and exercisable at December 31, 2010 follows:

	Options Outstanding and Exercisable
Exercise Price	Shares	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price
$12.73	40,847	3.90	$12.73
$19.00	143,740	4.10	$19.00
$24.85	2,000	4.30	$24.85
$4.50	58,609	3.60	$4.50
$7.87	350,770	3.60	$7.87

(17)     Related Party Transactions

For the years ended December 31, 2010, 2009 and 2008, there were no material related party transactions.

(18)     Commitments and Contingencies

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

As of December 31, 2010, aggregate future minimum non-cancelable lease payments under operating leases and minimum royalties under coal leases were as follows:

	Operating Leases	Coal Royalties	Total
Year Ending December 31:
2011	$5,857	$16,676	$22,533
2012	3,753	17,050	20,803
2013	1,832	14,754	16,586
2014	1,337	10,483	11,820
2015	794	8,167	8,961
Thereafter	1,226	40,797	42,023
Total	$14,799	$107,927	$122,726

For the years ended December 31, 2010, 2009 and 2008, net rent expense from continuing operations amounted to $18,659, $11,463,and $5,065, respectively, and coal royalty expense from continuing operations amounted to $192,834, $117,895, and $83,707, respectively.

Other Commitments

As of December 31, 2010, the Company had commitments to purchase 2,285 tons and 72 tons of coal at a cost of approximately $227,195 and $8,280 during 2011 and 2012, respectively.

The Company has obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,540, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The third installment was paid in 2010 by the Company. The two remaining annual installments of $36,108 each are due on May 1, the anniversary date of the lease in 2011 and 2012.

Also, see Note 9 regarding the Company’s Other debt.

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company's Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments. The amount of outstanding surety bonds related to the Company’s reclamation obligations as of December 31, 2010 is $498,484.

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of December 31, 2010 is presented in Note 9. As of December 31, 2010, the Company had $7,650 of additional letters of credit outstanding under its revolving credit facility.

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

On September 30, 2009, the Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to circuit court in Kanawha County, WV for resolution. The Court also vacated portions of its September 2007 order, and held that the plaintiff lacked standing to pursue the Davis-Bacon Act claim and further concluded that no private right of action exists to challenge the absence of a provision in a contract for highway construction requiring payment of prevailing wages established by the Davis-Bacon Act. As a result of the September 30, 2009 ruling, the previously established long-term liability and offsetting long-term receivable of $9,000 have been reversed.

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs filed a petition for appeal with the West Virginia Supreme Court of Appeals and the Court of Appeals accepted the appeal by order dated November 17, 2010.  A final decision on the appeal is not expected until later in 2011.

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

(19)     Mergers and Acquisitions

Merger with Foundation Coal Holdings, Inc.

On May 11, 2009, Old Alpha and Foundation executed an agreement and plan of merger pursuant to which Old Alpha was to be merged with and into Foundation, with Foundation continuing as the surviving corporation of the Foundation Merger. On July 31, 2009, the Foundation Merger was completed and Foundation was renamed Alpha Natural Resources, Inc.

During the year ended December 31, 2010, the Company finalized the purchase price allocation for the Foundation Merger and recorded an immaterial correction to the December 31, 2009 consolidated balance sheet to reflect the adjustments as if they were recorded on the acquisition date. The increase to goodwill is reported in the Company’s Eastern Coal Operations, Western Coal Operations and All Other category as of December 31, 2010 and December 31, 2009.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The following table presents the details of the preliminary purchase price allocation reported as of December 31, 2009, the adjustments made in the year ended December 31, 2010 and the final purchase price allocation.

	Preliminary December 31, 2009	Adjustments(1)	Final December 31, 2009
Cash	$23,505	$-	$23,505
Trade accounts receivable	83,531	-	83,531
Coal inventories	47,433	-	47,433
Other current assets	61,269	-	61,269
Property and equipment	716,749	-	716,749
Owned lands	76,134	-	76,134
Owned and leased mineral rights	1,873,347	(27,000)	1,846,347
Coal supply agreements	529,507	-	529,507
Other non-current assets	14,296	-	14,296
Goodwill	337,321	24,572	361,893
Total assets	3,763,092	(2,428)	3,760,664

Current liabilities	(176,233)	(12,729)	(188,962)
Long-term debt, net (including current portion)	(595,817)	-	(595,817)
Asset retirement obligation (including current portion)	(99,574)	-	(99,574)
Deferred income taxes	(443,744)	15,157	(428,587)
Pension and post retirement obligations (including current portion)	(713,095)	-	(713,095)
Other non-current liabilities	(66,231)	-	(66,231)
Total liabilities	(2,094,694)	2,428	(2,092,266)

Net tangible and intangible assets acquired	$1,668,398	$-	$1,668,398

(1)
Adjustments include an immaterial correction recorded in the year ended December 31, 2010 which increased accrued expenses and goodwill $3,468 and $2,145, respectively, and decreased deferred income taxes $1,323.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Foundation Merger occurred at the beginning of each of the periods being presented. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the Foundation Merger occurred at the beginning of each of the periods presented, or of future results of operations.

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

(20)     Concentration of Credit Risk and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Qualities and volume for coal are stipulated in coal supply agreements, and may vary from year to year within certain limits at the option of the customer. For the years ended December 31, 2010, 2009, and 2008, the Company’s 10 largest customers accounted for approximately 42%, 47% and 54% of total revenues, respectively. Sales to the Company's largest customer accounted for approximately 9% of total revenues for the year ended December 31, 2010 and 12% of total revenues for the years ended December 31, 2009 and 2008. Steam coal accounted for approximately 86%, 83% and 58% of our coal sales volume during 2010, 2009 and 2008, respectively. Metallurgical coal accounted for approximately 14%, 17% and 42% of our coal sales volume during 2010, 2009 and 2008, respectively.

(21)     Segment Information

The Company discloses information about operating segments using the management approach, where segments are determined and reported based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. Prior to the Foundation Merger, Old Alpha had only one reportable segment, Coal Operations, which included operations in Central and Northern Appalachia. As a result of the Foundation Merger, the Company changed its organizational structure and re-evaluated its reportable segments. Based on a review of the required economic characteristics, the Company aggregated its operating segments into two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of December 31, 2010 and Eastern Coal Operations, which consists of 38 underground mines and 26 surface mines in Central and Northern Appalachia as of December 31, 2010, as well as the Company’s road construction business which operates in Central Appalachia and its coal brokerage activities.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,324,548	$544,058	$48,550	$3,917,156
Depreciation, depletion, and amortization	$298,163	$58,888	$13,844	$370,895
Amortization of acquired coal supply agreements, net	$136,501	$90,292	$-	$226,793
EBITDA from continuing operations	$678,339	$97,583	$(6,793)	$769,129
Capital expenditures	$214,652	$46,654	$47,558	$308,864
Acquisition of mineral rights under federal lease	$-	$36,108	$-	$36,108

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations for the year ended December 31, 2010:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
EBITDA from continuing operations	$678,339	$97,583	$(6,793)	$769,129
Interest expense	(41,434)	(1,464)	(30,565)	(73,463)
Interest income	(7,808)	100	11,166	3,458
Income tax expense	-	-	(4,218)	(4,218)
Depreciation, depletion and amortization	(298,163)	(58,888)	(13,844)	(370,895)
Amortization of acquired coal supply agreements, net	(136,501)	(90,292)	-	(226,793)
Income (loss) from continuing operations	$194,433	$(52,961)	$(44,254)	$97,218

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2009 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,249,027	$218,613	$27,867	$2,495,507
Depreciation, depletion, and amortization	$219,047	$25,562	$7,786	$252,395
Amortization of acquired coal supply agreements, net	$78,537	$49,071	$-	$127,608
EBITDA from continuing operations	$524,042	$39,278	$(68,477)	$494,843
Capital expenditures	$157,121	$18,310	$11,662	$187,093

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations for the year ended December 31, 2009:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
EBITDA from continuing operations	$524,042	$39,278	$(68,477)	$494,843
Interest expense	(18,843)	(2,275)	(61,707)	(82,825)
Interest income	(2,887)	-	4,656	1,769
Income tax benefit	-	-	33,023	33,023
Depreciation, depletion and amortization	(219,047)	(25,562)	(7,786)	(252,395)
Amortization of acquired coal supply agreements, net	(78,537)	(49,071)	-	(127,608)
Income (loss) from continuing operations	$204,728	$(37,630)	$(100,291)	$66,807

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Segment operating results and capital expenditures from continuing operations for the year ended December 31, 2008 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,454,702	$-	$14,051	$2,468,753
Depreciation, depletion, and amortization	$162,902	$-	$2,067	$164,969
EBITDA from continuing operations	$421,572	$-	$26,699	$448,271
Capital expenditures	$125,049	$-	$1,574	$126,623

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations for the year ended December 31, 2008:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
EBITDA from continuing operations	$421,572	$-	$26,699	$448,271
Interest expense	(78)	-	(39,734)	(39,812)
Interest income	713	-	6,638	7,351
Income tax expense	-	-	(52,242)	(52,242)
Depreciation, depletion and amortization	(162,902)	-	(2,067)	(164,969)
Income (loss) from continuing operations	$259,305	$-	$(60,706)	$198,599

The following table presents total assets and goodwill:

	Total Assets			Goodwill
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2010	2009	2008
Eastern Coal Operations	$3,382,335	$3,627,842	$873,565	$323,220	$323,220	$20,547
Western Coal Operations	651,479	722,082	-	53,308	53,308	-
All Other	1,145,469	770,419	836,273	5,912	5,912	-
Total	$5,179,283	$5,120,343	$1,709,838	$382,440	$382,440	$20,547

The Company sells produced, processed and purchased coal to customers in the United States and in international markets, primarily Brazil, Italy, India, Turkey, and Ukraine.  Export coal revenues from continuing operations, which includes freight and handling revenues, totaled $1,351,001 or approximately 34% of total revenues from continuing operations for the year ended December 31, 2010; $767,793 or approximately 31% of total revenues from continuing operations for the year ended December 31, 2009; and $1,290,553 or approximately 52% of total revenues from continuing operations for the year ended December 31, 2008.

(22)    Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, Foundation’s subsidiary, Foundation PA (the “2014 Notes Issuer”), issued the 2014 Notes. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Foundation Merger, Foundation PA and FCC became subsidiaries of Alpha Natural Resources, Inc.

On August 1, 2009, in connection with the Foundation Merger, Foundation PA, Alpha Natural Resources, Inc. and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, Alpha Natural Resources, Inc. assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Foundation Merger, FCC merged with and into Alpha Natural Resources, Inc. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries” under the 2014 Notes, referred to as the “2014 Notes Guarantor Subsidiaries”, are each of the direct and indirect wholly owned subsidiaries of Alpha Natural Resources, Inc., other than the 2014 Notes Issuer and the Non-Guarantor Subsidiary.  Alpha Natural Resources, Inc. and the 2014 Notes Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Presented below are consolidating financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, respectively, based on the guarantor structure that was in place at December 31, 2010. As the Foundation Merger was treated as a “reverse acquisition” and Old Alpha was treated as the accounting acquirer, Old Alpha’s historical financial statements are the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Foundation Merger and to Alpha Natural Resources, Inc. in reference to dates following the Foundation Merger, and refers to Old Alpha or Alpha Natural Resources, Inc., as applicable, as a guarantor of the 2014 Notes; information is presented for “2014 Notes Issuer” only for dates following the Foundation Merger because the 2014 Notes Issuer was a subsidiary of Foundation prior to the Foundation Merger; and information for “2014 Notes Guarantor Subsidiaries” prior to the Foundation Merger includes only those 2014 Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Foundation Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended December 31, 2010 and 2009, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of Old Alpha and Alpha Natural Resources, Inc. formed on March 25, 2009 in connection with the A/R Facility, that was not and is not a guarantor of the 2014 Notes.  Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$-	$534,441	$-	$-	$554,772
Trade accounts receivable, net	-	-	18,432	262,706	-	281,138
Inventories, net	-	-	198,172	-	-	198,172
Prepaid expenses and other current assets	-	-	341,755	-	-	341,755
Total current assets	20,331	-	1,092,800	262,706	-	1,375,837

Property, equipment and mine development costs, net	-	-	1,131,987	-	-	1,131,987
Owned and leased mineral rights, net	-	-	1,884,169	-	-	1,884,169
Owned lands	-	-	98,727	-	-	98,727
Goodwill	-	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	-	162,397	-	-	162,397
Other non-current assets	5,167,187	1,578,118	3,719,826	4,705	(10,326,110)	143,726
Total assets	$5,187,518	$1,578,118	$8,472,346	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$-	$11,839
Trade accounts payable	2,091	-	119,462	-	-	121,553
Accrued expenses and other current liabilities	1,423	10,195	302,110	26	-	313,754
Total current liabilities	3,514	22,034	421,572	26	-	447,146

Long-term debt	222,355	512,138	7,819	-	-	742,312
Pension and postretirement medical benefit obligations	-	-	719,355	-	-	719,355
Asset retirement obligations	-	-	209,987	-	-	209,987
Deferred income taxes	-	-	249,408	-	-	249,408
Other non-current liabilities	2,305,613	671,273	1,528,008	261,372	(4,611,227)	155,039
Total liabilities	2,531,482	1,205,445	3,136,149	261,398	(4,611,227)	2,523,247

Stockholders' Equity
Total stockholders' equity	2,656,036	372,673	5,336,197	6,013	(5,714,883)	2,656,036
Total liabilities and stockholders' equity	$5,187,518	$1,578,118	$8,472,346	$267,411	$(10,326,110)	$5,179,283

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$-	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	-	18,541	214,090	-	232,631
Inventories, net	-	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	-	176,953	-	-	176,953
Total current assets	69,410	-	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	-	1,958,855	-	-	1,958,855
Owned lands	-	-	91,262	-	-	91,262
Goodwill	-	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	-	396,491	-	-	396,491
Other non-current assets	4,121,982	1,659,341	2,560,143	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$1,659,341	$7,239,962	$263,562	$(8,233,914)	$5,120,343

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$-	$33,500
Trade accounts payable	1,469	-	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	9,552	262,217	68	-	273,260
Total current liabilities	2,892	43,052	413,410	68	-	459,422

Long-term debt	210,524	546,229	-	-	-	756,753
Pension and postretirement medical benefit obligations	-	-	682,991	-	-	682,991
Asset retirement obligations	-	-	190,724	-	-	190,724
Deferred income taxes	-	-	301,307	-	-	301,307
Other non-current liabilities	1,386,687	671,273	594,099	259,172	(2,773,374)	137,857
Total liabilities	1,600,103	1,260,554	2,182,531	259,240	(2,773,374)	2,529,054

Stockholders' Equity
Total stockholders' equity	2,591,289	398,787	5,057,431	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,191,392	$1,659,341	$7,239,962	$263,562	$(8,233,914)	$5,120,343

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$3,497,847	$-	$-	$3,497,847
Freight and handling revenues	-	-	332,559	-	-	332,559
Other revenues	-	-	78,066	8,684	-	86,750
Total revenues	-	-	3,908,472	8,684	-	3,917,156
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	2,566,825	-	-	2,566,825
Freight and handling costs	-	-	332,559	-	-	332,559
Other expenses	-	-	65,498	-	-	65,498
Depreciation, depletion and amortization	-	-	370,895	-	-	370,895
Amortization of acquired coal supply agreements, net	-	-	226,793	-	-	226,793
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	-	177,979	2,996	-	180,975
Total costs and expenses	-	-	3,740,549	2,996	-	3,743,545
Income from operations	-	-	167,923	5,688	-	173,611
Other income (expense):
Interest expense	(19,570)	(43,226)	(7,751)	(2,916)	-	(73,463)
Interest income	-	-	3,458	-	-	3,458
Loss on early extinguishment of debt	-	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	-	(821)	-	-	(821)
Total other expense, net	(19,570)	(43,226)	(6,463)	(2,916)	-	(72,175)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(19,570)	(43,226)	161,460	2,772	-	101,436
Income tax benefit (expense)	7,632	16,858	(27,627)	(1,081)	-	(4,218)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	107,489	2,365	-	-	(109,854)	-
Income (loss) from continuing operations	95,551	(24,003)	133,833	1,691	(109,854)	97,218
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(2,719)	-	-	(2,719)
Income tax benefit	-	-	1,052	-	-	1,052
Loss from discontinued operations	-	-	(1,667)	-	-	(1,667)
Net income (loss)	$95,551	$(24,003)	$132,166	$1,691	$(109,854)	$95,551
Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-	-
Net income attributable to Alpha Natural Resources, Inc.	$95,551	$(24,003)	$132,166	$1,691	$(109,854)	$95,551

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$2,210,629	$-	$-	$2,210,629
Freight and handling revenues	-	-	189,874	-	-	189,874
Other revenues	-	-	91,135	3,869	-	95,004
Total revenues	-	-	2,491,638	3,869	-	2,495,507
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,616,905	-	-	1,616,905
Freight and handling costs	-	-	189,874	-	-	189,874
Other expenses	-	-	21,016	-	-	21,016
Depreciation, depletion and amortization	-	-	252,395	-	-	252,395
Amortization of acquired coal supply agreements, net	-	-	127,608	-	-	127,608
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	78	-	169,236	1,100	-	170,414
Total costs and expenses	78	-	2,377,034	1,100	-	2,378,212
(Loss) Income from operations	(78)	-	114,604	2,769	-	117,295
Other income (expense):
Interest expense	(18,758)	(17,559)	(45,086)	(1,422)	-	(82,825)
Interest income	-	-	1,769	-	-	1,769
Loss on early extinguishment of debt	-	-	(5,641)	-	-	(5,641)
Miscellaneous income, net	-	-	3,186	-	-	3,186
Total other expense, net	(18,758)	(17,559)	(45,772)	(1,422)	-	(83,511)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(18,836)	(17,559)	68,832	1,347	-	33,784
Income tax benefit (expense)	7,346	6,848	19,354	(525)	-	33,023
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	69,495	32,534	-	-	(102,029)	-
Income (loss) from continuing operations	58,005	21,823	88,186	822	(102,029)	66,807
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(14,278)	-	-	(14,278)
Income tax benefit	-	-	5,476	-	-	5,476
Loss from discontinued operations	-	-	(8,802)	-	-	(8,802)
Net income (loss)	$58,005	$21,823	$79,384	$822	$(102,029)	$58,005
Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-	-
Net income (loss) attributable to Alpha Natural Resources, Inc.	$58,005	$21,823	$79,384	$822	$(102,029)	$58,005

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$-	$2,140,367	$-	$-	$2,140,367
Freight and handling revenues	-	-	279,853	-	-	279,853
Other revenues	-	-	48,533	-	-	48,533
Total revenues	-	-	2,468,753	-	-	2,468,753
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	1,627,960	-	-	1,627,960
Gain on sale of coal reserves	-	-	(12,936)	-	-	(12,936)
Freight and handling costs	-	-	279,853	-	-	279,853
Other expenses	-	-	91,461	-	-	91,461
Depreciation, depletion and amortization	-	-	164,969	-	-	164,969
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	-	71,923	-	-	71,923
Total costs and expenses	-	-	2,223,230	-	-	2,223,230
Income from operations	-	-	245,523	-	-	245,523
Other income (expense):
Interest expense	(13,295)	-	(26,517)	-	-	(39,812)
Interest income	-	-	7,351	-	-	7,351
Loss on early extinguishment of debt	-	-	(14,702)	-	-	(14,702)
Gain on termination of Cliffs' merger, net	56,315	-	-	-	-	56,315
Miscellaneous income (expense), net	20	-	(3,854)	-	-	(3,834)
Total other income (expense), net	43,040	-	(37,722)	-	-	5,318
Income from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	43,040	-	207,801	-	-	250,841
Income tax expense	(16,786)	-	(35,456)	-	-	(52,242)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	139,447	-	4,192	-	(143,639)	-
Income (loss) from continuing operations	165,701	-	176,537	-	(143,639)	198,599
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(19,600)	(8,273)	-	(27,873)
Mine closure/asset impairment charges	-	-	(30,172)	-	-	(30,172)
Gain on sale of discontinued operations	-	-	-	13,622	-	13,622
Income tax benefit (expense)	-	-	12,682	(1,647)	-	11,035
(Loss) income from discontinued operations	-	-	(37,090)	3,702	-	(33,388)
Net income (loss)	$165,701	$-	$139,447	$3,702	$(143,639)	$165,211

Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	-	(490)	-	(490)
Net income (loss) attributable to Alpha Natural Resources, Inc.	$165,701	$-	$139,447	$4,192	$(143,639)	$165,701

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(7,511)	$(36,690)	$729,118	$8,684	$693,601

Investing activities:
Capital expenditures	$-	$-	$(308,864)	$-	$(308,864)
Acquisition of mineral rights under federal lease	-	-	(36,108)	-	(36,108)
Purchase of equity-method investment	-	-	(5,000)	-	(5,000)
Purchases of marketable securities, net	-	-	(158,550)	-	(158,550)
Other, net	-	-	25	-	25
Net cash used in investing activities	$-	$-	$(508,497)	$-	$(508,497)

Financing activities:
Principal repayments on long-term debt	$-	$(56,854)	$-	$-	$(56,854)
Debt issuance costs	-	(8,594)	-	-	(8,594)
Excess tax benefit from stock-based awards	-	-	5,505	-	5,505
Common stock repurchases	(41,664)	-	-	-	(41,664)
Proceeds from exercise of stock options	5,521	-	-	-	5,521
Other, net	-	-	(115)	-	(115)
Transactions with affiliates	(5,425)	102,138	(88,029)	(8,684)	-
Net cash (used in) provided by financing activities	$(41,568)	$36,690	$(82,639)	$(8,684)	$(96,201)

Net decrease in cash and cash equivalents	$(49,079)	$-	$137,982	$-	$88,903
Cash and cash equivalents at beginning of period	69,410	-	396,459	-	465,869
Cash and cash equivalents at end of period	$20,331	$-	$534,441	$-	$554,772

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(5,359)	$(16,122)	$373,832	$3,869	$356,220

Investing activities:
Capital expenditures	$-	$-	$(187,093)	$-	$(187,093)
Cash acquired from a merger	-	-	23,505	-	23,505
Proceeds from disposition of property and equipment	-	-	1,197		1,197
Purchases of marketable securities	-	-	(119,419)		(119,419)
Net cash used in investing activities	$-	$-	$(281,810)	$-	$(281,810)

Financing activities:
Principal repayments of note payable	$-	$-	$(18,288)	$-	$(18,288)
Principal repayments on long-term debt	-	(16,750)	(233,125)	-	(249,875)
Debt issuance costs	-	-	(11,253)	(1,814)	(13,067)
Excess tax benefit from stock-based awards	-	-	434	-	434
Common stock repurchases	(8,874)	-	-	-	(8,874)
Proceeds from exercise of stock options	5,171	-	-	-	5,171
Other, net	-	-	(232)	-	(232)
Transactions with affiliates	5,151	32,872	(35,968)	(2,055)	-
Net cash provided by (used in) financing activities	$1,448	$16,122	$(298,432)	$(3,869)	$(284,731)

Net decrease in cash and cash equivalents	$(3,911)	$-	$(206,410)	$-	$(210,321)
Cash and cash equivalents at beginning of period	73,321	-	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$-	$396,459	$-	$465,869

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(3,698)	$-	$475,870	$(14,129)	$458,043

Investing activities:
Capital expenditures	$-	$-	$(137,751)	$-	$(137,751)
Proceeds from disposition of property and equipment	-	-	16,649	-	16,649
Proceeds from sale of discontinued operations	-	-	-	45,000	45,000
Proceeds from sale of investment in coal terminal	-	-	1,500	-	1,500
Investment in Dominion Terminal Facility	-	-	(2,824)	-	(2,824)
Other, net	-	-	(199)	-	(199)
Net cash (used in) provided by investing activities	$-	$-	$(122,625)	$45,000	$(77,625)

Financing activities:
Proceeds from issuance of long-term debt	$287,500	$-	$-	$-	$287,500
Payments of bank overdraft	-	-	(160)	-	(160)
Principal repayments of note payable	-	-	(595)	-	(595)
Principal repayments on long-term debt	-	-	(175,473)	(18,500)	(193,973)
Debt issuance costs	(10,861)	-	-	-	(10,861)
Premium payment on early extinguishment of debt	-	-	(10,736)	-	(10,736)
Excess tax benefit from stock-based awards	1,980	-	-	-	1,980
Proceeds from issuance of common stock, net	164,666	-	-	-	164,666
Proceeds from exercise of stock options	3,586	-	-	-	3,586
Transactions with affiliates	(369,865)	-	389,447	(19,582)	-
Net cash provided by (used in) financing activities	$77,006	$-	$202,483	$(38,082)	$241,407

Net increase (decrease) in cash and cash equivalents	$73,308	$-	$555,728	$(7,211)	$621,825
Cash and cash equivalents at beginning of period	13	-	47,141	7,211	54,365
Cash and cash equivalents at end of period	$73,321	$-	$602,869	$-	$676,190

The Company may issue new registered debt securities (the “New Notes”) in the future that will be fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008, respectively, based on the guarantor structure that would be in place in the event the Company issues New Notes in the future. As the Foundation Merger is treated as a “reverse acquisition” and Old Alpha is treated as the accounting acquirer, Old Alpha’s historical financial statements became the historical financial statements of the Company for comparative purposes. As a result, “Parent” in the tables below refers to Old Alpha in reference to dates prior to the Foundation Merger and to the Company in reference to dates following the Foundation Merger, and refers to the Company as the issuer of any New Notes that may be issued in the future; and information for “New Notes Guarantor Subsidiaries” prior to the Foundation Merger includes only those New Notes Guarantor Subsidiaries that were subsidiaries of Old Alpha prior to the Foundation Merger. "Non-Guarantor Subsidiary" refers, for the tables below dated as of and for the periods ended December 31, 2010, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and would not be a guarantor of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$534,441	$-	$-	$554,772
Trade accounts receivable, net	-	18,432	262,706	-	281,138
Inventories, net	-	198,172	-	-	198,172
Prepaid expenses and other current assets	-	341,755	-	-	341,755
Total current assets	20,331	1,092,800	262,706	-	1,375,837

Property, equipment and mine development costs, net	-	1,131,987	-	-	1,131,987
Owned and leased mineral rights, net	-	1,884,169	-	-	1,884,169
Owned lands	-	98,727	-	-	98,727
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	162,397	-	-	162,397
Other non-current assets	5,167,187	5,297,944	4,705	(10,326,110)	143,726
Total assets	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$11,839
Trade accounts payable	2,091	119,462	-	-	121,553
Accrued expenses and other current liabilities	1,423	312,305	26	-	313,754
Total current liabilities	3,514	443,606	26	-	447,146

Long-term debt	222,355	519,957	-	-	742,312
Pension and postretirement medical benefit obligations	-	719,355	-	-	719,355
Asset retirement obligations	-	209,987	-	-	209,987
Deferred income taxes	-	249,408	-	-	249,408
Other non-current liabilities	2,305,613	2,199,281	261,372	(4,611,227)	155,039
Total liabilities	2,531,482	4,341,594	261,398	(4,611,227)	2,523,247

Stockholders' Equity
Total stockholders' equity	2,656,036	5,708,870	6,013	(5,714,883)	2,656,036
Total liabilities and stockholders' equity	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,410	$396,459	$-	$-	$465,869
Trade accounts receivable, net	-	18,541	214,090	-	232,631
Inventories, net	-	176,372	-	-	176,372
Prepaid expenses and other current assets	-	176,953	-	-	176,953
Total current assets	69,410	768,325	214,090	-	1,051,825

Property, equipment and mine development costs, net	-	1,082,446	-	-	1,082,446
Owned and leased mineral rights, net	-	1,958,855	-	-	1,958,855
Owned lands	-	91,262	-	-	91,262
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	396,491	-	-	396,491
Other non-current assets	4,121,982	4,219,484	49,472	(8,233,914)	157,024
Total assets	$4,191,392	$8,899,303	$263,562	$(8,233,914)	$5,120,343

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$33,500	$-	$-	$33,500
Trade accounts payable	1,469	151,193	-	-	152,662
Accrued expenses and other current liabilities	1,423	271,769	68	-	273,260
Total current liabilities	2,892	456,462	68	-	459,422

Long-term debt	210,524	546,229	-	-	756,753
Pension and postretirement medical benefit obligations	-	682,991	-	-	682,991
Asset retirement obligations	-	190,724	-	-	190,724
Deferred income taxes	-	301,307	-	-	301,307
Other non-current liabilities	1,386,687	1,265,372	259,172	(2,773,374)	137,857
Total liabilities	1,600,103	3,443,085	259,240	(2,773,374)	2,529,054

Stockholders' Equity
Total stockholders' equity	2,591,289	5,456,218	4,322	(5,460,540)	2,591,289
Total liabilities and stockholders' equity	$4,191,392	$8,899,303	$263,562	$(8,233,914)	$5,120,343

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$3,497,847	$-	$-	$3,497,847
Freight and handling revenues	-	332,559	-	-	332,559
Other revenues	-	78,066	8,684	-	86,750
Total revenues	-	3,908,472	8,684	-	3,917,156
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	2,566,825	-	-	2,566,825
Freight and handling costs	-	332,559	-	-	332,559
Other expenses	-	65,498	-	-	65,498
Depreciation, depletion and amortization	-	370,895	-	-	370,895
Amortization of acquired coal supply agreements, net	-	226,793	-	-	226,793
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	177,979	2,996	-	180,975
Total costs and expenses	-	3,740,549	2,996	-	3,743,545
Income from operations	-	167,923	5,688	-	173,611
Other income (expense):
Interest expense	(19,570)	(50,977)	(2,916)	-	(73,463)
Interest income	-	3,458	-	-	3,458
Loss on early extinguishment of debt	-	(1,349)	-	-	(1,349)
Miscellaneous expense, net	-	(821)	-	-	(821)
Total other expense, net	(19,570)	(49,689)	(2,916)	-	(72,175)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(19,570)	118,234	2,772	-	101,436
Income tax benefit (expense)	7,632	(10,769)	(1,081)	-	(4,218)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	107,489	2,365	-	(109,854)	-
Income (loss) from continuing operations	95,551	109,830	1,691	(109,854)	97,218
Discontinued operations:
Loss from discontinued operations before income taxes	-	(2,719)	-	-	(2,719)
Income tax benefit	-	1,052	-	-	1,052
Loss from discontinued operations	-	(1,667)	-	-	(1,667)
Net income (loss)	$95,551	$108,163	$1,691	$(109,854)	$95,551
Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-
Net income attributable to Alpha Natural Resources, Inc.	$95,551	$108,163	$1,691	$(109,854)	$95,551

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$2,210,629	$-	$-	$2,210,629
Freight and handling revenues	-	189,874	-	-	189,874
Other revenues	-	91,135	3,869	-	95,004
Total revenues	-	2,491,638	3,869	-	2,495,507
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	1,616,905	-	-	1,616,905
Freight and handling costs	-	189,874	-	-	189,874
Other expenses	-	21,016	-	-	21,016
Depreciation, depletion and amortization	-	252,395	-	-	252,395
Amortization of acquired coal supply agreements, net	-	127,608	-	-	127,608
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	78	169,236	1,100	-	170,414
Total costs and expenses	78	2,377,034	1,100	-	2,378,212
(Loss) Income from operations	(78)	114,604	2,769	-	117,295
Other income (expense):
Interest expense	(18,758)	(62,645)	(1,422)	-	(82,825)
Interest income	-	1,769	-	-	1,769
Loss on early extinguishment of debt	-	(5,641)	-	-	(5,641)
Miscellaneous income, net	-	3,186	-	-	3,186
Total other expense, net	(18,758)	(63,331)	(1,422)	-	(83,511)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(18,836)	51,273	1,347	-	33,784
Income tax benefit (expense)	7,346	26,202	(525)	-	33,023
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	69,495	32,534	-	(102,029)	-
Income (loss) from continuing operations	58,005	110,009	822	(102,029)	66,807
Discontinued operations:
Loss from discontinued operations before income taxes	-	(14,278)	-	-	(14,278)
Income tax benefit	-	5,476	-	-	5,476
Loss from discontinued operations	-	(8,802)	-	-	(8,802)
Net income (loss)	$58,005	$101,207	$822	$(102,029)	$58,005
Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to Alpha Natural Resources, Inc.	$58,005	$101,207	$822	$(102,029)	$58,005

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$-	$2,140,367	$-	$-	$2,140,367
Freight and handling revenues	-	279,853	-	-	279,853
Other revenues	-	48,533	-	-	48,533
Total revenues	-	2,468,753	-	-	2,468,753
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	1,627,960	-	-	1,627,960
Gain on sale of coal reserves	-	(12,936)	-	-	(12,936)
Freight and handling costs	-	279,853	-	-	279,853
Other expenses	-	91,461	-	-	91,461
Depreciation, depletion and amortization	-	164,969	-	-	164,969
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	71,923	-	-	71,923
Total costs and expenses	-	2,223,230	-	-	2,223,230
Income from operations	-	245,523	-	-	245,523
Other income (expense):
Interest expense	(13,295)	(26,517)	-	-	(39,812)
Interest income	-	7,351	-	-	7,351
Loss on early extinguishment of debt	-	(14,702)	-	-	(14,702)
Gain on termination of Cliffs' merger, net	56,315	-	-	-	56,315
Miscellaneous income (expense), net	20	(3,854)	-	-	(3,834)
Total other income (expense), net	43,040	(37,722)	-	-	5,318
Income from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	43,040	207,801	-	-	250,841
Income tax expense	(16,786)	(35,456)	-	-	(52,242)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	139,447	4,192	-	(143,639)	-
Income (loss) from continuing operations	165,701	176,537	-	(143,639)	198,599
Discontinued operations:
Loss from discontinued operations before income taxes	-	(19,600)	(8,273)	-	(27,873)
Mine closure/asset impairment charges	-	(30,172)	-	-	(30,172)
Gain on sale of discontinued operations	-	-	13,622	-	13,622
Income tax benefit (expense)	-	12,682	(1,647)	-	11,035
(Loss) income from discontinued operations	-	(37,090)	3,702	-	(33,388)
Net income (loss)	$165,701	$139,447	$3,702	$(143,639)	$165,211
Less: Net loss from discontinued operations attributable to noncontrolling interest	-	-	(490)	-	(490)
Net income (loss) attributable to Alpha Natural Resources, Inc.	$165,701	$139,447	$4,192	$(143,639)	$165,701

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(7,511)	$692,428	$8,684	$693,601

Investing activities:
Capital expenditures	$-	$(308,864)	$-	$(308,864)
Acquisition of mineral rights under federal lease	-	(36,108)	-	(36,108)
Purchase of equity-method investment	-	(5,000)	-	(5,000)
Purchases of marketable securities, net	-	(158,550)	-	(158,550)
Other, net	-	25	-	25
Net cash used in investing activities	$-	$(508,497)	$-	$(508,497)

Financing activities:
Principal repayments on long-term debt	$-	$(56,854)	$-	$(56,854)
Debt issuance costs	-	(8,594)	-	(8,594)
Excess tax benefit from stock-based awards	-	5,505	-	5,505
Common stock repurchases	(41,664)	-	-	(41,664)
Proceeds from exercise of stock options	5,521	-	-	5,521
Other, net	-	(115)	-	(115)
Transactions with affiliates	(5,425)	14,109	(8,684)	-
Net cash (used in) provided by financing activities	$(41,568)	$(45,949)	$(8,684)	$(96,201)

Net decrease in cash and cash equivalents	$(49,079)	$137,982	$-	$88,903
Cash and cash equivalents at beginning of period	69,410	396,459	-	465,869
Cash and cash equivalents at end of period	$20,331	$534,441	$-	$554,772

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(5,359)	$357,710	$3,869	$356,220

Investing activities:
Capital expenditures	$-	$(187,093)	$-	$(187,093)
Cash acquired from a merger	-	23,505	-	23,505
Proceeds from disposition of property and equipment	-	1,197	-	1,197
Purchases of marketable securities	-	(119,419)	-	(119,419)
Net cash used in investing activities	$-	$(281,810)	$-	$(281,810)

Financing activities:
Principal repayments of note payable	$-	$(18,288)	$-	$(18,288)
Principal repayments on long-term debt	-	(249,875)	-	(249,875)
Debt issuance costs	-	(11,253)	(1,814)	(13,067)
Excess tax benefit from stock-based awards	-	434	-	434
Common stock repurchases	(8,874)	-	-	(8,874)
Proceeds from exercise of stock options	5,171	-	-	5,171
Other, net	-	(232)	-	(232)
Transactions with affiliates	5,151	(3,096)	(2,055)	-
Net cash provided by (used in) financing activities	$1,448	$(282,310)	$(3,869)	$(284,731)

Net decrease in cash and cash equivalents	$(3,911)	$(206,410)	$-	$(210,321)
Cash and cash equivalents at beginning of period	73,321	602,869	-	676,190
Cash and cash equivalents at end of period	$69,410	$396,459	$-	$465,869

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(3,698)	$475,870	$(14,129)	$458,043

Investing activities:
Capital expenditures	$-	$(137,751)	$-	$(137,751)
Proceeds from disposition of property and equipment	-	16,649	-	16,649
Proceeds from sale of discontinued operations	-	-	45,000	45,000
Proceeds from sale of investment in coal terminal	-	1,500	-	1,500
Investment in Dominion Terminal Facility	-	(2,824)	-	(2,824)
Other, net	-	(199)	-	(199)
Net cash (used in) provided by investing activities	$-	$(122,625)	$45,000	$(77,625)

Financing activities:
Proceeds from issuance of long-term debt	$287,500	$-	$-	$287,500
Payments of bank overdraft	-	(160)	-	(160)
Principal repayments of note payable	-	(595)	-	(595)
Principal repayments on long-term debt	-	(175,473)	(18,500)	(193,973)
Debt issuance costs	(10,861)	-	-	(10,861)
Premium payment on early extinguishment of debt	-	(10,736)	-	(10,736)
Excess tax benefit from stock-based awards	1,980	-	-	1,980
Proceeds from issuance of common stock, net	164,666	-	-	164,666
Proceeds from exercise of stock options	3,586	-	-	3,586
Transactions with affiliates	(369,865)	389,447	(19,582)	-
Net cash provided by (used in) financing activities	$77,006	$202,483	$(38,082)	$241,407

Net increase (decrease) in cash and cash equivalents	$73,308	$555,728	$(7,211)	$621,825
Cash and cash equivalents at beginning of period	13	47,141	7,211	54,365
Cash and cash equivalents at end of period	$73,321	$602,869	$-	$676,190

(23)     Discontinued Operations

Gallatin Materials, LLC

On September 26, 2008, the Company completed the sale of its interest in Gallatin for cash in the amount of $45,000 and recorded a gain on the sale of $13,622. The results of operations for prior periods have been reported as discontinued operations. Previously, the results of operations were reported in the All Other segment of Old Alpha.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The following table reflects the activities for Gallatin’s discontinued operations for the year ended December 31, 2008:

For The
Year Ended
December 31,
2008

Total revenues	$6,863
Total costs and expenses	(13,206)
Interest income (expense)	(1,930)
Gain on sale of discontinued operations	13,622
Income (loss) from operations	$5,349
Income tax (expense) benefit from discontinued operations	(1,647)
Noncontrolling interest in loss from discontinued operations	490
Income (loss) from discontinued operations	$4,192

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

The following table reflects the activities for Kingwood’s discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
Total revenues	$17	$3,496	$88,710
Total costs and expenses	(2,736)	(17,774)	(138,486)
Loss from operations	(2,719)	(14,278)	(49,776)
Other expense	-	-	4
Income tax benefit from discontinued operations	1,052	5,476	12,682
Loss from discontinued operations	$(1,667)	$(8,802)	$(37,090)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

The assets and liabilities of Kingwood Mining Company, LLC as of December 31, 2010 and 2009 are shown below:

	December 31,
	2010	2009

Property, plant, and equipment, net	$340	$1,636
Other assets	440	442
Assets of discontinued operations	$780	$2,078

Current liabilities	$4,841	$4,830
Noncurrent liabilities	9,255	10,166
Liabilities of discontinued operations	$14,096	$14,996

Net liability	$(13,316)	$(12,918)

(24)     Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues from continuing operations	$922,004	$1,000,405	$1,001,632	$993,115
Income from continuing operations	14,670	39,182	32,361	11,005
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	(629)	(385)	(487)	(166)
Net income attributable to Alpha Natural Resources, Inc.	14,041	38,797	31,874	10,839
Basic earnings per share - income from continuing operations	0.12	0.33	0.27	0.09
Basic earnings per share - loss from discontinued operations	-	-	-	-
Diluted earnings per share - income from continuing operations	0.12	0.32	0.27	0.09
Diluted earnings per share - loss from discontinued operations	-	-	-	-
Basic earnings per share - net income	0.12	0.33	0.27	0.09
Diluted earnings per share - net income	0.12	0.32	0.27	0.09

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)

Total revenues from continuing operations	$485,959	$387,015	$729,246	$893,287
Income (loss) from continuing operations	46,621	16,678	(16,740)	20,248
Income (loss) from discontinued operations attributable to Alpha Natural Resources, Inc.	(5,657)	(1,319)	475	(2,301)
Net income (loss) attributable to Alpha Natural Resources, Inc.	40,964	15,359	(16,265)	17,947
Basic earnings per share - income (loss) from continuing operations	0.67	0.24	(0.16)	0.17
Basic earnings per share - loss from discontinued operations	(0.08)	(0.02)	-	(0.02)
Diluted earnings per share - income (loss) from continuing operations	0.66	0.24	(0.16)	0.17
Diluted earnings per share - loss from discontinued operations	(0.08)	(0.02)	-	(0.02)
Basic earnings per share - net income (loss)	0.59	0.22	(0.16)	0.15
Basic earnings per share - net income (loss)	0.58	0.22	(0.16)	0.15

(1)	Total revenue from continuing operations in the fourth quarter of 2009 includes a gain of $18,100 related to the modification of a coal supply agreement.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Continued)

(25)     Subsequent Events

On January 28, 2011, the Company and its wholly owned subsidiary Mountain Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Massey Energy Company (“Massey”) providing for the acquisition of Massey by the Company. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, Merger Sub will be merged with and into Massey (the “Massey Merger”), with Massey surviving the merger as a wholly owned subsidiary of Alpha. Under the terms of the Merger Agreement, Massey stockholders will receive, upon the consummation of the Massey Merger, 1.025 shares of Alpha common stock and $10.00 in cash for each share of Massey common stock. The consummation of the Massey Merger is subject to certain conditions, including (i) the adoption by the Massey stockholders of the Massey Merger Agreement and (ii) the approval by the Alpha stockholders of (x) an amendment to Alpha’s certificate of incorporation to increase the number of shares of Alpha common stock that Alpha is authorized to issue in order to permit issuance of the Alpha common stock in connection with the Massey Merger and (y) the issuance of Alpha common stock in connection with the Massey Merger. In addition, the Massey Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain foreign antitrust laws, as well as other customary closing conditions. The Merger Agreement provides for customary breakage fees under certain circumstances in the event the merger is not consummated.

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

Changes in internal controls over financial reporting

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:

We have audited Alpha Natural Resources, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Roanoke, Virginia
February 25, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1—Election of Directors—Nominees for Directors,” “Corporate Governance And Related Matters—Director Independence,” “Corporate Governance And Related Matters—Board and its Committees,” “Corporate Governance And Related Matters—Audit Committee,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance And Related Matters—Code of Business Ethics” are incorporated herein by reference.

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

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “Corporate Governance and Related Matters—Director Compensation in 2010,” “Corporate Governance And Related Matters—Additional Information Regarding Our Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Grants of Plan Based Awards in 2010,” “ Executive Compensation— Additional Information Regarding Our Summary Compensation Table and Grants of Plan Based Awards Table”, “Executive Compensation—Outstanding Equity Awards at 2010 Fiscal Year-End,” “Executive Compensation—Compensation Discussion and Analysis,” “Executive Compensation—Compensation Committee Report,” “Executive Compensation—Option Exercises and Stock Vested in 2010,” “Executive Compensation—Additional Information Regarding Our Pension Benefits Table,” “Nonqualified Deferred Compensation in 2010,” “Additional Information Regarding Our Nonqualified Deferred Compensation Plan,” “Executive Compensation —Potential Payments Upon Termination or Change in Control,” “Executive Compensation—Additional Information Regarding the Tables Relating to Potential Payments Upon Employment Termination or Change in Control,” “Executive Compensation —Pension Benefits in 2010,” are incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may been qualified by disclosure made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in such Company's public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company's actual state of affairs at the date hereof and should not be relied upon.

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations, Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders' Equity and Comprehensive Income, Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows, Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements and Notes thereto.

(3) Listing of Exhibits. See Exhibit Index following the signature page of this Annual Report on Form 10-K.

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
Date: February 25, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Wood and Vaughn R. Groves, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Kevin S. Crutchfield	February 25, 2011	Chief Executive Officer (Principal Executive Officer) and Director
Kevin S. Crutchfield

/s/ Frank J. Wood	February 25, 2011	Executive Vice President and Chief Financial Officer,
Frank J. Wood		(Principal Financial and Accounting Officer)

/s/ Michael J. Quillen	February 25, 2011	Chairman of the Board of Directors
Michael J. Quillen

/s/ William J. Crowley, Jr.	February 25, 2011	Director
William J. Crowley, Jr.

/s/ E. Linn Draper, Jr.	February 25, 2011	Director
E. Linn Draper, Jr.

/s/ Glenn A. Eisenberg	February 25, 2011	Director
Glenn A. Eisenberg

/s/ P. Michael Giftos	February 25, 2011	Director
P. Michael Giftos

/s/ Joel Richards, III	February 25, 2011	Director
Joel Richards, III

/s/ James F. Roberts	February 25, 2011	Director
James F. Roberts

/s/ Ted G. Wood	February 25, 2011	Director
Ted G. Wood

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of May 11, 2009, by and among Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Alpha Natural Resources, Inc., (File No. 1-32331) filed on May 12, 2009.)

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

2.7
Letter Agreement dated October 26, 2005 (the “Letter Agreement”) among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the Sellers Representative named therein amending certain provisions of (i) the Acquisition Agreement dated September 23, 2005, among certain parties to the Letter Agreement and certain other parties named therein, (ii) the Agreement and Plan of Merger dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein and (iii) the Indemnification Agreement dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on October 31, 2005.)

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

3.2
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 18, 2010.)

4.1
Form of certificate of Alpha Natural Resources, Inc. common stock (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on February 10, 2005.)

4.2
Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

4.3
Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on April 9, 2008.)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

4.4
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old/ (File No. 1-32423) filed on April 9, 2008.)

4.5
Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009.)

4.6
Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

4.7
Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 7, 2009).

4.8
Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-118427) of Alpha Natural Resources, Inc. filed on December 7, 2004.)

4.9
Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 14, 2005.)

4.10
Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 9, 2007.)

4.11
Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009.)

10.1
Second Amended and Restated Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006, as further amended effective July 31, 2009, and as further amended and restated as of April 15, 2010, by and among Alpha Natural Resources, Inc., Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on April 16, 2010).

10.3
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

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.4
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

10.5
Waiver and Consent, dated as of August 14, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 18, 2006.)

10.6
Amendment and Consent, dated as of December 22, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on December 29, 2006.)

10.7
Second Amendment and Consent, dated June 28, 2007, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on July 5, 2007.)

10.8
Third Amendment and Joinder Agreement, dated March 28, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 3, 2008.)

10.9
Fourth Amendment and Consent, dated March 31, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 3, 2008.)

10.10
Fifth Amendment and Consent, dated October 6, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on February 27, 2009.)

10.11†
Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on January 12, 2005.)

10.12
Two Partial Surrender Agreements and Fourth Amendment to Coal Mining Lease, each dated September 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.13
Partial Surrender Agreement dated November 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.14
Amendment to Coal Mining Lease dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on May 12, 2006.)

10.15
Amended and Restated Agreement dated January 13, 2009, between ACIN LLC; Alpha Land and Reserves, LLC; Paramont Coal Company Virginia, LLC; and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.16
Federal Coal Lease WYW-0317682: Belle Ayr Mine (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.17
Federal Coal Lease WYW-78629: Belle Ayr Mine (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.18
Federal Coal Lease WYW-80954: Belle Ayr Mine (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.19
Federal Coal Lease WYW-0313773: Eagle Butte Mine (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.20
Federal Coal Lease WYW-78631: Eagle Butte Mine (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.21
Federal Coal Lease WYW-124783: Eagle Butte Mine (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.22
Federal Coal Lease WYW 1155132: Eagle Butte Mine, (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 9, 2008.)

10.23‡
Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007) (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.24*‡	Alpha Operating Companies Rabbi Trust Agreement

10.25*‡	Alpha Natural Resources, Inc. 2008 Annual Incentive Bonus Plan (effective May 14, 2008, and last amended on November 16, 2010.)

10.26‡
Alpha Natural Resources, Inc. Annual Incentive Performance Plan (dated as of March 8, 2008) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 29, 2008.)

10.27*‡	Non-Employee Director Compensatory Arrangements

10.28‡
Alpha Natural Resources, Inc. Key Employee Separation Plan (as Amended and Restated effective July 31, 2009) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.29‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010.)

10.30‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, Retirement and SRP Account Balances (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010)

10.31‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, In-Service Account Balances (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.32‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Other Compensation Deferral Agreement Form (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.33‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Annual Bonus Deferral Agreement Form (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.34‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Base Salary Deferral Agreement  Form (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.35*‡	Amended and Restated Legacy Foundation Rabbi Trust Agreement

10.36‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007) (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.37‡
Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan (effective January 1, 2010.) (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed March 1, 2010)

10.38‡
Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan Deferral Commitment and Beneficiary Designation Form (effective January 1, 2010.) (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed March 1, 2010)

10.39‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-166959) filed on May 19, 2010.)

10.40‡
Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employees (Grades 22-30) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.41‡
Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Performance Share Unit Award Agreement for Employees (Grades 22-30) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.42‡
Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.43‡
Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.44‡
Form of Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated  2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 9, 2007.)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.45‡
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008 and as further amended on November 18, 2009.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.46‡
Form of Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.47‡
Form of Restricted Stock Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.48‡
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.49‡
Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.50‡
Form of Amendment to Director Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.51‡
Form of Performance Share Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of December 12, 2008) (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.52‡
Form of Performance Share Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.53‡
Form of Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of February 10, 2009) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.54‡
Form of Retention Plan Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.55‡
Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.56‡
Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.57‡
Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.58‡
Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated July 31, 2009 and further amended on November 18, 2009) (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.59‡
Award Agreement by and among Foundation Coal Holdings, Inc. and James F. Roberts (effective January 12, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.60‡
Award Agreement by and among Foundation Coal Holdings, Inc. and Kurt D. Kost (effective January 12, 2009) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.61‡
Award Agreement by and among Foundation Coal Holdings, Inc. and Frank J. Wood (effective January 12, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.62‡
Award Agreement by and among Foundation Coal Holdings, Inc. and James J. Bryja (effective January 12, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.63‡
Award Agreement by and among Foundation Coal Holdings, Inc. and Michael R. Peelish (effective January 12, 2009) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.64‡
Form of Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.9 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.65‡
Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.66‡
Form of Rollover Nonqualified Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.67‡
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registration Statement on S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.68‡
Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Registration Statement on S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.69‡
Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.70‡
Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.71‡
Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.72‡
Form of Independent Directors Initial Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.73‡
Form of Independent Directors Annual Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.74‡
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after July 31, 2009) (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.75‡
Form of Performance Share Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.76‡
Foundation Coal Deferred Compensation Plan (effective January 1, 2009) (Incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.77‡
Employment Agreement by and among Foundation Coal Corporation and James F. Roberts (effective January 1, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.78‡
Employment Agreement by and among Foundation Coal Corporation and James J. Bryja (effective January 1, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.79‡
Employment Agreement by and among Foundation Coal Corporation and Frank J. Wood (effective January 1, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.80‡
Employment Agreement by and among Foundation Coal Corporation and Michael R. Peelish (effective January 1, 2009) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.81‡
Agreement by and between Alpha Natural Resources Services, LLC and Michael J. Quillen, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.82‡
Agreement by and between Foundation Coal Corporation and James F. Roberts, dated July 31, 2009 (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.83‡
Third Amended and Restated Employment Agreement by and between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.84‡
First Amended and Restated Employment Agreement by and between Alpha Natural Resources, Inc. and Kurt D. Kost, dated as of August 1, 2009 (Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.85‡
Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and Frank J. Wood (Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10-K EXHIBIT INDEX – (Continued)

Exhibit No	Description of Exhibit

10.86‡
Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and James J. Bryja (Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.87‡
Key Employee Retention Letter from Alpha Natural Resources, Inc. with James J. Bryja (Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.88‡
Form of Indemnification Agreement by and between Alpha Natural Resources, Inc. and each of its current and future directors and officers (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.89*‡	Alpha Service Companies Rabbi Trust Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

18.1*	Preferability letter from KPMG LLP regarding change in accounting principle.

21.1*	List of Subsidiaries.

23*	Consent of KPMG LLP.

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety and Health Administration Data

*	Filed herewith.

†
Confidential treatment has been granted with respect to portions of the exhibit. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

‡	Management contract of compensatory plan or arrangement