Form 10-K/A
period 2010-12-31
Alpha Natural Resources, Inc.
filed 2011-04-21
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

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

Common Stock, $0.01 par value, outstanding as of April 20, 2011 – 120,867,566 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders (the “Proxy Statement”), which was filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

Explanatory Note

In response to comments raised by the Staff of the Securities and Exchange Commission, Alpha Natural Resources, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 to revise Item 2 to include separate quantification of proven reserves and probable reserves. The complete text of Item 2 is set forth herein, including those portions of the text that have not been amended from the original Form 10-K, and replaces Item 2 in the original Form 10-K in its entirety. In addition, due to an inadvertent omission, the Company has revised Item 9B to add a sentence referring to and incorporating by reference Exhibit 99.1. All other Items of the original Form 10-K are unaffected by this Amendment, and those Items have not been included in this Form 10-K/A.

The information contained in this Form 10-K/A does not reflect events that have occurred on or after February 25, 2011, the filing date of the original Form 10-K, or otherwise modify or update the disclosure presented in the original Form 10-K, except as described above.

Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K, as well as any filings the Company has made with the Securities and Exchange Commission since the filing of the original Form 10-K.

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

The following table provides the “quality” (sulfur content and average Btu content per pound) of our total recoverable reserves as of December 31, 2010:

Reportable Segment	Regional Business Unit	State	Recoverable Reserves(1)			Sulfur Content			Average BTU
			Total	Proven	Probable	<1%	1.0% - 1.5%	>1.5%	>12,500	<12,500
East	Pennsylvania Services	Pennsylvania	775.3	479.6	295.7	73.6	—	701.7	775.3	—
East	AMFIRE	Pennsylvania	83.7	66.9	16.8	19.3	27.3	37.1	55.3	28.4
East	Southern West Virginia	West Virginia	96.3	72.0	24.3	94.8	1.5	—	92.5	3.8
East	Northern West Virginia	West Virginia	258.1	171.1	87.0	123.3	130.0	4.8	194.2	63.9
East	Virginia/Kentucky	Virginia, Kentucky	354.9	233.4	121.5	219.8	77.4	57.7	320.2	34.7
West	Alpha Coal West	Wyoming	653.2	648.9	4.3	653.2	—	—	—	653.2

	Totals from active operations		2,221.5	1,671.9	549.6	1,184.0	236.2	801.3	1,437.5	784.0
	Percentages from active operations			75%	25%	53%	11%	36%	65%	35%

N/A	Kingwood (4)	West Virginia	3.4	3.0	0.4	—	0.5	2.9	3.4	—
N/A	Wabash (5)	Illinois	28.6	20.6	8.0	—	—	28.6	—	28.6

	Totals from all operations		2,253.5	1,695.5	558.0	1,184.0	236.7	832.8	1,440.9	812.6
	Percentages from all operations			75%	25%	53%	10%	37%	64%	36%

The following table summarizes, by regional business unit, the tonnage of our total recoverable reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2010:

Reportable Segment	Regional Business Unit	State	Recoverable Reserves(1)
			Total	Proven	Probable	Assigned (2)	Unassigned (2)	Owned	Leased	Coal Type (3)
			(In millions of tons)
East	Pennsylvania Services	Pennsylvania	775.3	479.6	295.7	175.0	600.3	403.1	372.2	Steam and Metallurgical
East	AMFIRE	Pennsylvania	83.7	66.9	16.8	34.3	49.4	3.0	80.7	Steam and Metallurgical
East	Southern West Virginia	West Virginia	96.3	72.0	24.3	44.7	51.6	0.6	95.7	Steam and Metallurgical
East	Northern West Virginia	West Virginia	258.1	171.1	87.0	70.5	187.6	1.5	256.6	Steam and Metallurgical
East	Virginia/Kentucky	Virginia, Kentucky	354.9	233.4	121.5	176.8	178.1	2.6	352.3	Steam and Metallurgical
West	Alpha Coal West	Wyoming	653.2	648.9	4.3	653.2	—	23.5	629.7	Steam

	Totals from active operations		2,221.5	1,671.9	549.6	1,154.5	1,067.0	434.3	1,787.2
	Percentages from active operations			75%	25%	52%	48%	20%	80%

N/A	Kingwood (4)	West Virginia	3.4	3.0	0.4	0.5	2.9	—	3.4	Steam and Metallurgical
N/A	Wabash (5)	Illinois	28.6	20.6	8.0	—	28.6	—	28.6	Steam and Metallurgical

	Totals from all operations		2,253.5	1,695.5	558.0	1,155.0	1,098.5	434.3	1,819.2
	Percentages from all operations			75%	25%	51%	49%	19%	81%

(1)

Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. The reserve numbers set forth in the tables above exclude reserves for which we have leased our mining rights to third parties.

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

The following map shows the locations of Alpha’s properties as of December 31, 2010:

The following map shows the locations of Alpha’s shipping points as of December 31, 2010:

See Item 1, “Business”, for additional information regarding our coal operations and properties.

Item 9B.	Other Information

Mine Safety and Health Administration Data

The information required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has been included in Exhibit 99.1 to this Annual Report on Form 10-K and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:	/s/ Frank J. Wood

Name:	Frank J. Wood

Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 21, 2011

Signature	Date	Title

* Kevin S. Crutchfield	April 21, 2011	Chief Executive Officer (Principal Executive Officer) and Director

/s/ Frank J. Wood Frank J. Wood	April 21, 2011	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Michael J. Quillen	April 21, 2011	Chairman of the Board of Directors

* William J. Crowley, Jr.	April 21, 2011	Director

* E. Linn Draper, Jr.	April 21, 2011	Director

* Glenn A. Eisenberg	April 21, 2011	Director

* P. Michael Giftos	April 21, 2011	Director

* Joel Richards, III	April 21, 2011	Director

* James F. Roberts	April 21, 2011	Director

* Ted G. Wood	April 21, 2011	Director

*By:	/s/ Vaughn R. Groves
Attorney-in-Fact

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 11, 2009, by and among Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Alpha Natural Resources, Inc., (File No. 1-32331) filed on May 12, 2009.)

2.2	Acquisition Agreement dated as of September 23, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy of W. Va., Inc., Virginia Energy Company, the unit holders of Powers Shop, LLC, and the shareholders of White Flame Energy, Inc., Twin Star Mining, Inc. and Nicewonder Contracting, Inc. (the “Acquisition Agreement”) (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.3	Membership Unit Purchase Agreement dated as of September 23, 2005 among Premium Energy, LLC and the unitholders of Buchanan Energy Company, LLC (the “Membership Unit Purchase Agreement”) (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.4	Agreement and Plan of Merger dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the shareholders of Premium Energy, Inc. (the “Premium Energy Shareholders”) (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.5	Indemnification Agreement dated as of September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, the other parties to the Acquisition Agreement, the Premium Energy Shareholders, and certain of the unit holders of Buchanan Energy Company, LLC (Incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.6	Letter Agreement dated of as September 23, 2005 among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC and the other parties to the Acquisition Agreement, the Membership Unit Purchase Agreement and the Merger Agreement (Incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on September 26, 2005.)

2.7	Letter Agreement dated October 26, 2005 (the “Letter Agreement”) among Alpha Natural Resources, Inc., Alpha Natural Resources, LLC, Premium Energy, LLC, Premium Energy, Inc. and the Sellers Representative named therein amending certain provisions of (i) the Acquisition Agreement dated September 23, 2005, among certain parties to the Letter Agreement and certain other parties named therein, (ii) the Agreement and Plan of Merger dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein and (iii) the Indemnification Agreement dated September 23, 2005, among the parties to the Letter Agreement and certain other parties named therein. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on October 31, 2005.)

2.8	Assignment of Rights Under Certain Agreements executed as of October 26, 2005 among Alpha Natural Resources, LLC, Mate Creek Energy, LLC, Callaway Natural Resources, Inc., Premium Energy, LLC and Virginia Energy Company, LLC (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on October 31, 2005.)

3.1	Amended and Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
3.2	Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 18, 2010.)

4.1	Form of certificate of Alpha Natural Resources, Inc. common stock (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on February 10, 2005.)

4.2	Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

4.3	Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on April 9, 2008.)

4.4	Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old/ (File No. 1-32423) filed on April 9, 2008.)

4.5	Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009.)

4.6	Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

4.7	Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 7, 2009).

4.8	Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-118427) of Alpha Natural Resources, Inc. filed on December 7, 2004.)

4.9	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 14, 2005.)

4.10	Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 9, 2007.)

4.11	Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.1	Second Amended and Restated Credit Agreement, dated as of July 30, 2004, as amended and restated as of July 7, 2006, as further amended effective July 31, 2009, and as further amended and restated as of April 15, 2010, by and among Alpha Natural Resources, Inc., Foundation PA Coal Company, LLC, Citicorp North America, Inc. as administrative agent and lender and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on April 16, 2010).

10.3	Credit Agreement dated as of October 26, 2005, among Alpha NR Holding, Inc., Alpha Natural Resources, LLC, the Lenders and Issuing Banks party thereto from time to time, Citicorp North America, Inc., as administrative agent and as collateral agent for the Lenders and Issuing Banks, UBS Securities LLC as syndication agent, the co-documentation agents party thereto, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint book managers (the “Old Alpha Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on October 31, 2005.)

10.4	Guarantee and Collateral Agreement, dated as of October 26, 2005, made by each of the Grantors as defined therein, in favor of Citicorp North America, Inc., as administrative agent and as collateral agent for the banks and other financial institutions or entities from time to time parties to the Credit Agreement and the other Secured Parties, as defined therein (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on October 31, 2005.)

10.5	Waiver and Consent, dated as of August 14, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 18, 2006.)

10.6	Amendment and Consent, dated as of December 22, 2006, to the Old Alpha Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on December 29, 2006.)

10.7	Second Amendment and Consent, dated June 28, 2007, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on July 5, 2007.)

10.8	Third Amendment and Joinder Agreement, dated March 28, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 3, 2008.)

10.9	Fourth Amendment and Consent, dated March 31, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 3, 2008.)

10.10	Fifth Amendment and Consent, dated October 6, 2008, to the Old Alpha Credit Agreement, as amended (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on February 27, 2009.)

10.11†	Coal Mining Lease dated April 9, 2003, effective as of April 1, 2003, by and between CSTL LLC (subsequently renamed ACIN LLC) and Alpha Land and Reserves, LLC, as amended (the “ACIN Lease”) (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on January 12, 2005.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.12	Two Partial Surrender Agreements and Fourth Amendment to Coal Mining Lease, each dated September 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.13	Partial Surrender Agreement dated November 1, 2005, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on March 28, 2006.)

10.14	Amendment to Coal Mining Lease dated January 1, 2006, by and between ACIN LLC and Alpha Land and Reserves, LLC, amending the ACIN Lease (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on May 12, 2006.)

10.15	Amended and Restated Agreement dated January 13, 2009, between ACIN LLC; Alpha Land and Reserves, LLC; Paramont Coal Company Virginia, LLC; and Virginia Electric and Power Company for mutual interests as to parties’ rights and obligations with regard to certain land (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.16	Federal Coal Lease WYW-0317682: Belle Ayr Mine (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.17	Federal Coal Lease WYW-78629: Belle Ayr Mine (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.18	Federal Coal Lease WYW-80954: Belle Ayr Mine (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.19	Federal Coal Lease WYW-0313773: Eagle Butte Mine (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.20	Federal Coal Lease WYW-78631: Eagle Butte Mine (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.21	Federal Coal Lease WYW-124783: Eagle Butte Mine (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-118427) of Alpha Natural Resources, Inc. filed on August 20, 2004.)

10.22	Federal Coal Lease WYW 1155132: Eagle Butte Mine, (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 9, 2008.)

10.23‡	Alpha Natural Resources, Inc. Annual Incentive Bonus (AIB) Plan (Restated as of November 20, 2007) (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.24*‡	Alpha Operating Companies Rabbi Trust Agreement

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.25*‡	Alpha Natural Resources, Inc. 2008 Annual Incentive Bonus Plan (effective May 14, 2008, and last amended on November 16, 2010.)

10.26‡	Alpha Natural Resources, Inc. Annual Incentive Performance Plan (dated as of March 8, 2008) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 29, 2008.)

10.27*‡	Non-Employee Director Compensatory Arrangements

10.28‡	Alpha Natural Resources, Inc. Key Employee Separation Plan (as Amended and Restated effective July 31, 2009) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.29‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective January 1, 2011 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010.)

10.30‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, Retirement and SRP Account Balances (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010)

10.31‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Distribution Election Form, In-Service Account Balances (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 5, 2010)

10.32‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Other Compensation Deferral Agreement Form (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.33‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Annual Bonus Deferral Agreement Form (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.34‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan – Base Salary Deferral Agreement Form (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed November 5, 2010)

10.35*‡	Amended and Restated Legacy Foundation Rabbi Trust Agreement

10.36‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated on November 8, 2007) (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.37‡	Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan (effective January 1, 2010.) (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed March 1, 2010)

10.38‡	Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan Deferral Commitment and Beneficiary Designation Form (effective January 1, 2010.) (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed March 1, 2010)

10.39‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-166959) filed on May 19, 2010.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.40‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Employees (Grades 22-30) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.41‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Performance Share Unit Award Agreement for Employees (Grades 22-30) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.42‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 9, 2010.)

10.43‡	Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.44‡	Form of Grantee Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on August 9, 2007.)

10.45‡	Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008 and as further amended on November 18, 2009.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.46‡	Form of Grantee Stock Option Agreement under the 2005 Long-Term Incentive Plan (Amended and Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.47‡	Form of Restricted Stock Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of November 8, 2007) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 29, 2008.)

10.48‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.49‡	Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.50‡	Form of Amendment to Director Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.51‡	Form of Performance Share Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (For Employees) (Restated as of December 12, 2008) (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.52‡	Form of Performance Share Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.53‡	Form of Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of February 10, 2009) (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.54‡	Form of Retention Plan Restricted Stock Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.55‡	Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.56‡	Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.57‡	Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.58‡	Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated July 31, 2009 and further amended on November 18, 2009) (Incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.59‡	Award Agreement by and among Foundation Coal Holdings, Inc. and James F. Roberts (effective January 12, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.60‡	Award Agreement by and among Foundation Coal Holdings, Inc. and Kurt D. Kost (effective January 12, 2009) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.61‡	Award Agreement by and among Foundation Coal Holdings, Inc. and Frank J. Wood (effective January 12, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.62‡	Award Agreement by and among Foundation Coal Holdings, Inc. and James J. Bryja (effective January 12, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 14, 2009.)

10.63‡	Award Agreement by and among Foundation Coal Holdings, Inc. and Michael R. Peelish (effective January 12, 2009) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.64‡	Form of Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.9 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.65‡	Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 of the Form 10-Q of Foundation Coal Holdings, Inc. (File No. 001-32331) filed on November 14, 2005.)

10.66‡	Form of Rollover Nonqualified Stock Option Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.67‡	Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registration Statement on S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.68‡	Form of Rollover Restricted Stock Unit Agreement under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Registration Statement on S-8 (File No. 333-160937) of Alpha Natural Resources, Inc. filed on July 31, 2009.)

10.69‡	Form of Retention Plan Restricted Stock Unit Agreement for Employees under the Alpha Natural Resources, Inc. Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.70‡	Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.71‡	Form of Restricted Stock Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after January 1, 2010.) (Incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.72‡	Form of Independent Directors Initial Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.73‡	Form of Independent Directors Annual Restricted Stock Unit Agreement under the Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.74‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Amended and Restated 2004 Stock Incentive Plan (for awards effective after July 31, 2009) (Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.75‡	Form of Performance Share Unit Award Agreement for Employees under the Amended and Restated 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.76‡	Foundation Coal Deferred Compensation Plan (effective January 1, 2009) (Incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010)

10.77‡	Employment Agreement by and among Foundation Coal Corporation and James F. Roberts (effective January 1, 2009) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.78‡	Employment Agreement by and among Foundation Coal Corporation and James J. Bryja (effective January 1, 2009) (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.79‡	Employment Agreement by and among Foundation Coal Corporation and Frank J. Wood (effective January 1, 2009) (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on January 7, 2009.)

10.80‡	Employment Agreement by and among Foundation Coal Corporation and Michael R. Peelish (effective January 1, 2009) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2009.)

10.81‡	Agreement by and between Alpha Natural Resources Services, LLC and Michael J. Quillen, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.82‡	Agreement by and between Foundation Coal Corporation and James F. Roberts, dated July 31, 2009 (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.83‡	Third Amended and Restated Employment Agreement by and between Alpha Natural Resources Services, LLC and Kevin S. Crutchfield, dated as of July 31, 2009 (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.84‡	First Amended and Restated Employment Agreement by and between Alpha Natural Resources, Inc. and Kurt D. Kost, dated as of August 1, 2009 (Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.85‡	Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and Frank J. Wood (Incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.86‡	Consent Agreement by and between Foundation Coal Corporation, Alpha Natural Resources, Inc. and James J. Bryja (Incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.87‡	Key Employee Retention Letter from Alpha Natural Resources, Inc. with James J. Bryja (Incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.88‡	Form of Indemnification Agreement by and between Alpha Natural Resources, Inc. and each of its current and future directors and officers (Incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10-K EXHIBIT INDEX—(Continued)

Exhibit No.	Description of Exhibit
10.89*‡	Alpha Service Companies Rabbi Trust Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Other Ratios.

18.1*	Preferability letter from KPMG LLP regarding change in accounting principle.

21.1*	List of Subsidiaries.

23*	Consent of KPMG LLP.

31(a)**	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)**	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety and Health Administration Data

*	Filedwith Annual Report on Form 10-K filed on February 25, 2011

**	Filedherewith

†	Confidential treatment has been granted with respect to portions of the exhibit. Confidential portions have been omitted from this public filing and have been filed separately with the Securities and Exchange Commission.

‡	Managementcontract of compensatory plan or arrangement