Form 10-Q
period 2011-03-31
Alpha Natural Resources, Inc.
filed 2011-05-06
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 29, 2011 - 120,867,341

Item 1. Financial Statements
ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Coal revenues	$986,978	$831,266
Freight and handling revenues	116,055	64,788
Other revenues	27,705	25,950
Total revenues	1,130,738	922,004
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	734,985	575,067
Freight and handling costs	116,055	64,788
Other expenses	18,579	15,684
Depreciation, depletion and amortization	88,638	95,127
Amortization of acquired coal supply agreements, net	25,983	65,957
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	67,284	47,789
Total costs and expenses	1,051,524	864,412
Income from operations	79,214	57,592
Other income (expense):
Interest expense	(15,610)	(22,120)
Interest income	1,045	680
Miscellaneous expense, net	(834)	(204)
Total other expense, net	(15,399)	(21,644)
Income from continuing operations before income taxes	63,815	35,948
Income tax expense	(13,967)	(21,278)
Income from continuing operations	49,848	14,670
Discontinued operations:
Loss from discontinued operations before income taxes	-	(1,047)
Income tax benefit	-	418
Loss from discontinued operations	-	(629)
Net income	$49,848	$14,041

Basic earnings per common share:
Income from continuing operations	$0.42	$0.12
Loss from discontinued operations	-	-
Net income	$0.42	$0.12

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.12
Loss from discontinued operations	-	-
Net income	$0.41	$0.12

Weighted average shares - basic	120,014,520	119,892,529
Weighted average shares - diluted	122,035,780	121,876,328

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$540,860	$554,772
Trade accounts receivable, net	356,041	281,138
Inventories, net	217,544	198,172
Prepaid expenses and other current assets	424,065	341,755
Total current assets	1,538,510	1,375,837
Property, equipment and mine development costs (net of accumulated depreciation & amortization of $930,525 and $869,881, respectively)	1,136,551	1,131,987
Owned and leased mineral rights (net of accumulated depletion of $387,114 and $333,970, respectively)	1,859,125	1,884,169
Owned lands	98,727	98,727
Goodwill	382,440	382,440
Acquired coal supply agreements (net of accumulated amortization of $393,894 and $367,110, respectively)	135,614	162,397
Other non-current assets	194,870	143,726
Total assets	$5,345,837	$5,179,283
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$11,839	$11,839
Trade accounts payable	233,934	121,553
Accrued expenses and other current liabilities	297,934	313,754
Total current liabilities	543,707	447,146
Long-term debt	748,984	742,312
Pension and postretirement medical benefit obligations	723,211	719,355
Asset retirement obligations	215,632	209,987
Deferred income taxes	231,176	249,408
Other non-current liabilities	154,574	155,039
Total liabilities	2,617,284	2,523,247

Commitments and Contingencies (Note 14)

Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	-	-
Common stock - par value $0.01, 200.0 million shares authorized, 124.9 million issued and 120.9 million outstanding at March 31, 2011 and 124.3 million issued and 120.5 million outstanding at December 31, 2010	1,249	1,242
Additional paid-in capital	2,256,349	2,238,526
Accumulated other comprehensive income (loss)	(11,541)	(27,583)
Treasury stock, at cost: 4.0 million and 3.8 million shares at March 31, 2011 and December 31, 2010, respectively	(61,741)	(50,538)
Retained earnings	544,237	494,389
Total stockholders' equity	2,728,553	2,656,036
Total liabilities and stockholders' equity	$5,345,837	$5,179,283

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income	$49,848	$14,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	97,847	104,538
Amortization of acquired coal supply agreements, net	25,983	65,957
Mark-to-market adjustments for derivatives	(140)	885
Stock-based compensation	10,948	8,706
Employee benefit plans, net	12,852	15,437
Deferred income taxes	4,652	(6,853)
Other, net	(6,360)	(321)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(74,903)	(74,750)
Inventories, net	(19,372)	(30,232)
Prepaid expenses and other current assets	(17,458)	33,340
Other non-current assets	(3,589)	3,346
Trade accounts payable	109,116	8,389
Accrued expenses and other current liabilities	(13,519)	935
Pension and postretirement medical benefit obligations	(12,110)	(6,773)
Asset retirement obligations	(961)	(1,063)
Other non-current liabilities	5,584	7,668
Net cash provided by operating activities	168,418	143,250

Investing activities:
Capital expenditures	(57,101)	(60,879)
Purchase of equity-method investment	(2,000)	(3,000)
Purchases of marketable securities	(160,372)	(50,560)
Sales of marketable securities	60,434	12,320
Other, net	(4,477)	819
Net cash used in investing activities	(163,516)	(101,300)

Financing activities:
Principal repayments of long-term debt	(2,960)	(8,375)
Debt issuance costs	(11,710)	-
Excess tax benefit from stock-based awards	5,245	6,735
Common stock repurchases	(11,203)	(15,676)
Proceeds from exercise of stock options	1,814	3,332
Net cash used in financing activities	(18,814)	(13,984)

Net (decrease) increase in cash and cash equivalents	(13,912)	27,966
Cash and cash equivalents at beginning of period	554,772	465,869
Cash and cash equivalents at end of period	$540,860	$493,835

Supplemental cash flow information:
Cash paid for interest	$17,679	$16,234
Cash paid for income taxes	$3,265	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading.  In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2010, filed February 25, 2011.

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

(2)   New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”), which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts prescribed in the FASB Codification Topic 350.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company will apply the provisions in its annual goodwill impairment test in October, 2011, or sooner if circumstances warrant. The new provisions are not expected to have an impact on the results of the Company's goodwill impairment test.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”).  ASU 2010-29 specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will apply the provisions for any business combinations entered into after January 1, 2011.

(3)     Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period and the Company’s outstanding 2.375% convertible senior notes due 2015 (the “Convertible Notes”). The Convertible Notes, which were issued in April 2008, become dilutive for earnings per common share calculations in certain circumstances. The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the average closing share price of the Company's common stock for the quarterly reporting period exceeds the conversion price of the Convertible Notes. For the three months ended March 31, 2011, the average share price of the Company’s common stock exceeded the conversion price of the Convertible Notes and the dilutive impact has been included in diluted earnings per common share. As of March 31, 2011 the Convertible Notes were not convertible.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended
	March 31,
	2011	2010

Weighted average shares - basic	120,014,520	119,892,529
Dilutive impact of stock options and restricted stock plans	1,815,615	1,983,799
Dilutive impact of Convertible Notes	205,645	-
Weighted average shares - diluted	122,035,780	121,876,328

 (4)     Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
	2011	2010
Raw coal	$27,266	$14,115
Saleable coal	135,455	130,364
Materials, supplies and other, net	54,823	53,693
Total inventories, net	$217,544	$198,172

(5)     Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	March 31, 2011

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
US treasury and agency securities (1)	$48,068	$121	$-	$48,189
Corporate debt securities (1)	246,955	35	-	246,990
Total short-term marketable securities:	$295,023	$156	$-	$295,179

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	December 31, 2010

		Unrealized
	Cost	Gain	Loss	Fair Value
Short-term marketable securities:
US treasury and agency securities (1)	$71,777	$158	$-	$71,935
Corporate debt securities (1)	145,237	24	(5)	145,256
Total short-term marketable securities:	$217,014	$182	$(5)	$217,191

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

	March 31, 2011

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
US treasury and agency securities (1)	$80,628	$52	$(319)	$80,361
Mutual funds held in rabbi trust (2)	2,746	80	-	2,826
Total long-term marketable securities:	$83,374	$132	$(319)	$83,187

	March 31, 2011

		Unrealized
	Cost	Gain	Loss	Fair Value
Long-term marketable securities:
US treasury and agency securities (1)	$60,326	$44	$(211)	$60,159

(1)	Unrealized gains and losses are recorded as a component of stockholders’ equity.
(2)	Unrealized gains and losses are recorded in current period earnings.

(6)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	March 31,	December 31,
	2011	2010

Wages and employee benefits	$97,096	$111,631
Current portion of asset retirement obligations	11,804	13,006
Deferred income taxes - current	3,671	-
Taxes other than income taxes	66,535	62,041
Freight	12,410	16,446
Current portion of self insured workers' compensation obligations	8,312	7,935
Interest payable	6,878	10,590
Derivative financial instruments	15,006	19,929
Current portion of postretirement medical benefit obligations	28,265	28,265
Income taxes payable	2,098	6,278
Other	45,859	37,633
Total accrued expenses and other current liabilities	$297,934	$313,754

(7)     Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
Term loan due 2014	$224,936	$227,896
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Other	14,175	7,819
Debt discount	(64,073)	(67,349)
Total long-term debt	760,823	754,151
Less current portion	11,839	11,839
Long-term debt, net of current portion	$748,984	$742,312

Alpha Credit Facility

The Alpha Credit Facility (the “Facility”) consists of term loans and revolving credit facility (the “Revolver”) commitments due on July 31, 2014.  As of March 31, 2011, the total borrowing capacity under the Revolver was $854,400. Borrowings under the Revolver bear interest at a base rate plus an applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on leverage ratios. There were no borrowings outstanding under the Revolver at March 31, 2011 or December 31, 2010. The Revolver can also be used to secure outstanding letters of credit.  Letters of credit in the amount of $7,650 were outstanding under the Revolver as of March 31, 2011 and December 31, 2010.  The amount available under the Revolver as of March 31, 2011 was $846,750 after giving effect to the outstanding letters of credit. Additionally, the Company is required to pay a commitment fee of 0.5% on unused borrowings.

The credit facility’s secured term loans bear interest at a base rate plus an applicable margin or at an adjusted LIBOR rate plus an applicable margin.  The interest rate approximated 3.56% at March 31, 2011 and December 31, 2010. As of March 31, 2011, the Company’s secured term loans had a carrying value of $223,829, net of debt discount of $1,107, with $11,839 classified as current portion of long-term debt.  As of December 31, 2010, the Company’s secured term loans had a carrying value of $226,705, net of debt discount of $1,191, with $11,839 classified as current portion of long-term debt.

7.25% Senior Notes Due August 1, 2014

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, has notes that mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 at both March 31, 2011 and December 31, 2010. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA and ANR Receivables Funding LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 102.417%, 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest.  As of March 31, 2011, the carrying value of the 2014 Notes was $297,343, net of debt discount of $942.  As of December 31, 2010, the carrying value of the 2014 Notes was $297,272, net of debt discount of $1,013.

2.375% Convertible Senior Notes Due April 15, 2015

As of March 31, 2011 and December 31, 2010, the Company had $287,500 aggregate principal amount of 2.375% convertible senior notes due April 15, 2015. The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by the Company or converted.  The Company accounts for the Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%.  As of March 31, 2011 and December 31, 2010, the carrying amounts of the debt component were $225,476 and $222,355, respectively.  As of March 31, 2011 and December 31, 2010, the unamortized debt discount was $62,024 and $65,145, respectively. As of March 31, 2011 and December 31, 2010, the carrying amount of the equity component was $69,851.

Accounts Receivable Securitization

The Company and certain of its subsidiaries are party to a $150,000 accounts receivable securitization facility with a third party financial institution (the “A/R Facility”). As of March 31, 2011 and December 31, 2010, letters of credit in the amount of $36,305 and $63,805, respectively, were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Other

In 2010, the Company entered into certain agreements to develop, build and subsequently lease its new corporate headquarters. The Company has provided certain financial guarantees in connection with the development and construction of the building and is considered the owner of the building from an accounting perspective. The Company has recorded $14,175 as a liability and corresponding asset in its consolidated financial statements for amounts expended and guaranteed by the Company through March 31, 2011. The Company expects to record approximately $6,100 during the remainder of 2011 for additional amounts anticipated to be expended for the construction of the building and guaranteed by the Company. The building is expected to be completed at the end of 2011.

Also refer to Note 17 regarding financing activities related to the proposed acquisition of Massey Energy Company.

 (8)     Asset Retirement Obligations

As of March 31, 2011 and December 31, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $227,436 and $222,993, respectively. The portion of the costs expected to be paid within a year of $11,804 and $13,006, as of March 31, 2011 and December 31, 2010, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at March 31, 2011 or December 31, 2010.  The Company is self-bonded for its asset retirement obligations in West Virginia and Wyoming, subject to periodic evaluation of the Company’s financial position by the applicable state and meeting certain financial ratios defined by each state. Asset retirement obligations for states other than West Virginia and Wyoming are secured by surety bonds.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2010	$222,993
Accretion for the period	4,734
Revisions in estimated cash flows	668
Expenditures for the period	(959)
Total asset retirement obligations at March 31, 2011	$227,436
Less current portion	11,804
Long-term portion	$215,632

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

The estimated fair values of long-term debt were as follows:
	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Term loan due 2014(1)	$223,829	$226,455	$226,705	$231,475
7.25% senior notes due 2014(2)	297,343	305,742	297,272	303,505
2.375% convertible senior notes due 2015(3)	225,476	396,031	222,355	383,094
Total long-term debt	$746,648	$928,228	$746,332	$918,074

(1)  Net of debt discount of $1,107 and $1,191 as of March 31, 2011 and December 31, 2010, respectively.
(2)  Net of debt discount of $942 and $1,013 as of March 31, 2011 and December 31, 2010, respectively.
(3)  Net of debt discount of $62,024 and $65,145 as of March 31, 2011 and December 31, 2010, respectively.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010, respectively.  Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	March 31, 2011
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$128,550	$128,550	$-	$-
Mutual funds held in rabbi trust	$2,826	$2,826	$-	$-
Corporate debt securities	$246,990	$-	$246,990	$-
Forward coal sales	$(1,595)	$-	$(1,595)	$-
Forward coal purchases	$791	$-	$791	$-
Commodity swaps	$40,326	$-	$40,326	$-
Commodity options	$(328)	$-	$(328)	$-
Interest rate swaps	$(18,653)	$-	$(18,653)	$-
Freight swaps	$(16)	$-	$(16)	$-

	December 31, 2010
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$132,094	$132,094	$-	$-
Corporate debt securities	$145,256	$-	$145,256	$-
Forward coal sales	$2,674	$-	$2,674	$-
Forward coal purchases	$(3,958)	$-	$(3,958)	$-
Commodity swaps	$10,523	$-	$10,523	$-
Commodity options	$(264)	$-	$(264)	$-
Interest rate swaps	$(21,304)	$-	$(21,304)	$-
Freight swaps	$(47)	$-	$(47)	$-

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust – The fair value of marketable securities is based on observable market data.

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
(Unaudited, amounts in thousands except share and per share data)
(Continued)

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

 (10)     Derivative Financial Instruments

Forward Contracts

The Company manages price risk for coal sales and purchases through the use of coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception. The majority of the Company’s forward contracts do not qualify as derivatives. For those contracts that do meet the definition of a derivative, certain contracts also qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that meet the definition of a derivative and do not qualify for the NPNS exception are accounted for at fair value and, accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the three months ended March 31, 2011. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to 74% and 65% of anticipated diesel fuel usage for the remaining nine months of 2011 and 2012, respectively. The average fixed price per swap for diesel fuel hedges is $2.45 per gallon and $2.63 per gallon for the remaining nine months of 2011 and 2012, respectively. As of March 31, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 28% of anticipated explosives usage in the Powder River Basin for the remaining nine months of 2011. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 74% and 50% of anticipated natural gas production for the remaining nine months of 2011 and for the year of 2012, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Interest Rate Swap

The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The interest rate swap is not designated as a qualifying cash flow hedge and, therefore, changes in fair value are recorded in current period earnings and losses.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:
	Asset Derivatives
Derivatives designated as	March 31,	December 31,
cash flow hedging instruments	2011	2010
Commodity swaps (1)	$41,056	$13,910

Derivatives not designated as	March 31,	December 31,
cash flow hedging instruments	2011	2010
Forward coal purchases (2)	$791	$2,674
Commodity swaps (3)	114	19
Total	$905	$2,693

Total asset derivatives	$41,961	$16,603

(1) As of March 31, 2011, $29,166 is recorded in prepaid expenses and other current assets and $11,890 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.  As of December 31, 2010, $10,865 is recorded in prepaid expenses and other current assets and $3,045 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2) As of March 31, 2011, $791 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $2,674 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3) As of March 31, 2011, $114 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $19 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as	March 31,	December 31,
cash flow hedging instruments	2011	2010
Commodity swaps (1)	$815	$3,370

Derivatives not designated as	March 31,	December 31,
cash flow hedging instruments	2011	2010
Forward coal sales (2)	$1,595	$3,958
Commodity swaps (3)	29	36
Commodity options-coal (4)	328	264
Interest rate swap (5)	18,653	21,304
Freight swap (6)	16	47
Total	$20,621	$25,609

Total liability derivatives	$21,436	$28,979

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

(1)
As of March 31, 2011, $637 is recorded in accrued expenses and other current liabilities and $178 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $3,256 is recorded in accrued expenses and other current liabilities and $114 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)	As of March 31, 2011 and December 31, 2010, $1,595 and $3,958, respectively, are recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3)
As of March 31, 2011, $29 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $36 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(4)
As of March 31, 2011, $53 is recorded in accrued expenses and other current liabilities and $275 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $40 is recorded in accrued expenses and other current liabilities and $224 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)
As of March 31, 2011, $12,676 is recorded in accrued expenses and other current liabilities and $5,977 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $12,592 is recorded in accrued expenses and other current liabilities and $8,712 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(6)
As of March 31, 2011, $16 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $47 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2011 and 2010 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified		Gain (loss) reclassified
	from accumulated other		from accumulated other
	comprehensive income to earnings		comprehensive income
Cash flow hedging instruments	2011	2010	2011	2010
Commodity swaps (1) (2)	$3,448	$(268)	$19,736	$2,252

(1) Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(2) Net of tax.

	Gain (loss)
Derivatives not designated as	recorded in earnings
Cash flow hedging instruments	2011	2010
Forward coal sales (1)	$2,363	$(1,248)
Forward coal purchases (1)	(1,883)	2,350
Commodity swaps (2)	85	(349)
Commodity options-coal (1)	(65)	(691)
Interest rate swap (3)	(444)	(947)
Freight swap (2)	84	-
	$140	$(885)

(1) Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.
(2)  Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(3) Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($40,000), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the three months ended March 31, 2011 and 2010:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$8,443	$899
Net change associated with current year hedging transactions	19,736	2,252
Net amounts reclassified to earnings	(3,448)	268
Balance at end of period	$24,731	$3,419

(11)     Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Three Months Ended
	March 31,
	2011	2010
Continuing operations	$13,967	$21,278
Discontinued operations	-	(418)
Total	$13,967	$20,860

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense from continuing operations is as follows:

	Three Months Ended
	March 31,
	2011	2010
Federal statutory income tax expense	$22,335	$12,582
Increases (reductions) in taxes due to:
Percentage depletion allowance	(9,282)	(15,469)
State taxes, net of federal tax impact	1,090	(210)
Deduction for domestic production activities	(610)	(1,887)
Change in law - Medicare Part D Subsidy	-	25,566
Other, net	434	696
Income tax expense from continuing operations	$13,967	$21,278

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

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	Three Months Ended
	March 31,
	2011	2010
Service cost (1)	$-	$2,074
Interest cost	3,151	3,656
Expected return on plan assets	(4,085)	(3,239)
Amortization of net actuarial gain	(260)	-
Net periodic benefit cost	$(1,194)	$2,491

(1)
As previously disclosed, the Company’s defined benefit pension plans and the Supplemental Executive Retirement Plan assumed in the merger with Foundation Coal Holdings, Inc. were frozen, and therefore benefits are no longer accruing and services costs will no longer be incurred.

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$4,288	$2,773
Interest cost	8,793	8,822
Amortization of prior service cost	(238)	550
Net periodic benefit cost	$12,843	$12,145

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$407	$314
Interest cost	591	480
Expected return on plan assets	(6)	(20)
Amortization of net actuarial loss	209	29
Net periodic benefit cost	$1,201	$803

The PPACA amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Company evaluated the impact of these changes to its current population of beneficiaries and possible future claimants, and as a result re-measured the obligations for its self-insured black lung plans during the first quarter of 2010, resulting in an estimated $6,658 increase to the obligation at that time.

(13)     Stock-Based Compensation Awards

On May 19, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the 2010 LTIP.  The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of March 31, 2011, 2,761,644 shares of common stock were available for grant under the plan.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

During the three months ended March 31, 2011, the Company awarded certain of its executives and key employees 276,788 time-based restricted share units and 213,334 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 213,334 performance-based restricted share units awarded during the three months ended March 31, 2011 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At March 31, 2011, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $10,948 and $8,706, for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, approximately 69% and 70%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 31% and 30%, of stock-based compensation expense was recorded as a component of cost of coal sales for the three months ended March 31, 2011 and 2010, respectively.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the three months ended March 31, 2011 and 2010, the Company repurchased 191,849 and 344,250, respectively, of common shares from employees at an average price paid per share of $58.39 and $45.54, respectively.

(14) Commitments and Contingencies

(a) General

Estimated losses from loss contingencies and legal expenses associated with contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and that the loss would be material.

(b) Commitments and Contingencies

Commitments

In connection with the July 31, 2009 merger of Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (“Foundation”) (the “Foundation Merger”), the Company assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,540, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The third installment was paid in 2010 by the Company. The remaining two annual installments of $36,108 are due on May 1, 2011 and 2012.

Also, see Note 7 regarding the Company’s other debt.

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
(Unaudited, amounts in thousands except share and per share data)
(Continued)

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of March 31, 2011 was $36,305. As of March 31, 2011, the Company had $7,650 of additional letters of credit outstanding under the Revolver.

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

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs have filed a petition for appeal with the West Virginia Supreme Court of Appeals and the Court of Appeals accepted the appeal by order dated November 17, 2010.  A final decision is not expected until later in 2011.

Litigation Related to the Proposed Merger with Massey

Since the Massey Merger (as defined in Note 17) was announced by Alpha and Massey Energy Company ("Massey") on January 29, 2011, Massey, the members of Massey’s board of directors (the “Individual Defendants”) and Alpha and its wholly owned subsidiary Mountain Merger Sub, Inc., (collectively, the “Alpha Parties”), have been named as defendants in lawsuits brought by and on behalf of Massey stockholders challenging the proposed transaction. These lawsuits seek, among other things, to enjoin the consummation of the Massey Merger. The Alpha Parties believe that the claims asserted against them in these lawsuits are without merit and plan to vigorously defend against them.

In re Massey Energy Company Derivative and Class Action Litigation (“In re Massey”) is an action pending in the Delaware Court of Chancery against certain of Massey’s current and former directors and officers. Massey is named as a nominal defendant. Certain of the plaintiffs in this case (the “Derivative Plaintiffs”), filed suit against certain of Massey’s current and former directors and officers after the Upper Big Branch (“UBB”) mine explosion, alleging, among other things, that Massey’s directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees’ compliance with Mine Safety and Health Administration rules and regulations and by failing to address allegedly poor safety conditions in its mines, culminating in the UBB explosion. Following the announcement of the Massey Merger, the Derivative Plaintiffs moved, on January 31, 2011, to amend their derivative complaint to add factual allegations concerning the terms of and process leading to the proposed transaction; to join as defendants the Alpha Parties and the members of Massey’s board who were not already party to the litigation; and to add class action claims challenging the Individual Defendants’ alleged breaches of fiduciary duty in agreeing to the proposed transaction and the Alpha Parties’ alleged aiding and abetting of those alleged breaches.

On March 9, 2011, the court granted the Derivative Plaintiffs’ motion for leave to amend. The Derivative Plaintiffs’ second amended complaint was filed on March 11, 2011 and alleges, among other things, that the Individual Defendants breached their fiduciary duties by agreeing to the proposed transaction to eliminate their potential liability on the derivative claims asserted by the Derivative Plaintiffs in this case. The second amended complaint further alleges that the Individual Defendants breached their fiduciary duties by failing to secure the best price possible in the proposed transaction; by failing to secure any downside protection (in the form of a “collar”) for the merger consideration, which is primarily Alpha stock; and by agreeing to deal protection provisions (specifically, a “no shop” provision, matching rights and a $251,000 termination fee) that allegedly virtually eliminate the possibility of a proposal superior to Alpha’s. The second amended complaint further alleges that the Alpha Parties aided and abetted the Individual Defendants’ alleged breaches of their fiduciary duties. The second amended complaint requests that the court, among other things, enjoin the consummation of the merger, establish a “litigation trust” to preserve the Derivative Plaintiffs’ derivative claims; and award the plaintiffs their costs and disbursements and reasonable allowances for fees of plaintiffs’ counsel and experts. The Alpha Parties filed a motion to dismiss the respective claims asserted against them on April 18, 2011. On April 19, 2011, the court set a hearing date of May 26, 2011 for the Derivative Plaintiffs’ motion requesting that the court preliminarily enjoin the merger.

Two additional putative class actions were brought against Massey, the Individual Defendants and the Alpha Parties in the Delaware Court of Chancery following the announcement of the Massey Merger.  Silverman v. Phillips, et al., filed on February 7, 2011 (“Silverman”), and Goe v. Massey Energy Company, et al., filed on February 14, 2011 (“Goe”), assert claims for breach of fiduciary duties against the Individual Defendants and aiding and abetting breach of fiduciary duties against the Alpha Parties.  Silverman also asserts a claim for aiding and abetting breach of fiduciary duties against Massey.  Messrs. Silverman and Goe’s allegations are nearly identical to those made by the Derivative Plaintiffs in the second amended complaint filed in In re Massey.  Silverman and Goe were consolidated for all purposes with In re Massey on February 9, 2011 and February 24, 2011, respectively.

Three additional putative class actions were brought against Massey, the Individual Defendants and the Alpha Parties in the United States District Court for the Eastern District of Virginia following the announcement of the Massey Merger.  Mostaed v. Crawford, et al., filed on February 2, 2011 (“Mostaed”); Perkins v. Crawford, et al., filed on February 4, 2011 (“Perkins”); and Mandel v. Crawford, et al., filed on February 18, 2011 (“Mandel”), assert claims for breach of fiduciary duties against the Individual Defendants and aiding and abetting breach of fiduciary duties against Massey and Alpha.  On February 17, 2011, Mr. Mostaed filed a motion for consolidation of Mostaed with Perkins and any subsequently filed actions challenging the Massey Merger.  This motion remains pending before the court. On April 4, 2011, Mr. Mostaed purported to file an amended complaint, which adds putative class action claims for alleged violations of Section 14(a) of the Exchange Act against Massey, the Individual Defendants and Alpha and Section 20(a) of the Exchange Act against Massey and the Individual Defendants.  Massey, the Individual Defendants and Alpha believe that the amended complaint was not timely filed but have agreed to answer the amended complaint. On April 11, 2011, Alpha, Massey and the Individual Defendant filed answers to Mr. Mostaed’s February 2, 2011 complaint and Mr. Perkins’s complaint. On May 3, 2011, Alpha filed an answer to Mr. Mostaed's April 4, 2011 amended complaint.

On March 11, 2011, the Alpha Defendants filed a motion to stay the claims asserted in Mostaed, Perkins and Mandel in favor of the essentially identical claims already being pursued in the Delaware Court of Chancery in In re Massey Messrs. Mostaed and Perkins each opposed the motion, which remains pending before the court. Mr. Mandel did not oppose the motion and, on April 19, 2011, the parties in Mandel filed a proposed agreed order to stay proceedings in the case in favor of In re Massey. On April 20, 2011, the Court entered a preliminary scheduling order and an order scheduling a pre-trial conference in Mostaed, Perkins and Mandel for May 19, 2011.

California State Teachers’ Retirement System v. Blankenship, et. al, is pending in the Circuit Court of Kanawha County, West Virginia, and asserts claims against certain of Massey's current and former directors and officers that are similar to those asserted in In re Massey.  Massey is named as a nominal defendant.   On May 3, the plaintiffs in that action moved to amend their complaint to add factual allegations concerning the terms of and process leading to the proposed transaction; to join as defendants the Alpha Parties and the members of Massey’s board who were not already party to the litigation; and to add class action claims asserting that Massey's directors breached their fiduciary duty in agreeing to the proposed transaction and that the Alpha Parties aided and abetted those alleged breaches.

(15) Comprehensive Income

Total comprehensive income is as follows for the three months ended March 31, 2011 and 2010:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

	Three Months Ended
	March 31,
	2011	2010
Net income	$49,848	$14,041
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $114 and $2,319 for the three months ended March 31, 2011 and 2010, respectively	(175)	(3,696)
Change in fair value of cash flow hedges, net of income tax of ($10,599) and ($1,564) for the three months ended March 31, 2011 and 2010, respectively	16,288	2,520
Change in fair value of available-for-sale marketable securities, net of income tax of $46 and ($103) for the three months ended March 31, 2011 and 2010, respectively	(71)	163
Total comprehensive income	$65,890	$13,028

The following table summarizes the components of accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $19,846 and $19,732 as of March 31, 2011 and December 31, 2010, respectively	$(36,204)	$(36,030)
Unrealized gains on cash flow hedges, net of income tax of ($15,634) and ($5,035) as of March 31, 2011 and December 31, 2010, respectively	24,731	8,443
Change in fair value of available-for-sale marketable securities, net of income tax of of $44 and ($2) as of March 31, 2011 and December 31, 2010, respectively	(68)	4
Total accumulated other comprehensive income (loss)	$(11,541)	$(27,583)

(16)     Segment Information

The Company discloses information about operating segments using the management approach, where segments are determined and reported based on the way that management organizes the enterprise for making operating decisions and assessing performance.  The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Central Appalachia, Northern Appalachia, and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2011, and Eastern Coal Operations, which consists of 39 underground mines and 27 surface mines in Central and Northern Appalachia as of March 31, 2011, as well as the Company’s road construction business which operates in Central Appalachia and its coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane at the Company’s Coal Gas Recovery business and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as income from continuing operations plus interest expense, income tax expense, amortization of acquired coal supply agreements, net, and depreciation, depletion and amortization, less interest income and income tax benefit.

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2011 were as follows:
	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$965,063	$150,535	$15,140	$1,130,738
Depreciation, depletion, and amortization	$69,658	$15,075	$3,905	$88,638
Amortization of acquired coal supply agreements, net	$14,931	$11,052	$-	$25,983
EBITDA from continuing operations	$196,622	$22,703	$(26,324)	$193,001
Capital expenditures	$23,514	$9,723	$23,864	$57,101

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Segment operating results and capital expenditures from continuing operations for the three months ended March 31, 2010 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$777,009	$134,091	$10,904	$922,004
Depreciation, depletion, and amortization	$76,871	$14,854	$3,402	$95,127
Amortization of acquired coal supply agreements, net	$44,137	$21,820	$-	$65,957
EBITDA from continuing operations	$209,469	$20,727	$(11,724)	$218,472
Capital expenditures	$49,801	$5,950	$5,128	$60,879

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended
	March 31,
	2011	2010
EBITDA from continuing operations	$193,001	$218,472
Interest expense	(15,610)	(22,120)
Interest income	1,045	680
Income tax expense	(13,967)	(21,278)
Depreciation, depletion and amortization	(88,638)	(95,127)
Amortization of acquired coal supply agreements, net	(25,983)	(65,957)
Income from continuing operations	$49,848	$14,670

The following table presents total assets and goodwill as of March 31, 2011 and December 31, 2010:

	Total Assets		Goodwill
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Eastern Coal Operations	$3,498,497	$3,382,335	$323,220	$323,220
Western Coal Operations	644,739	651,479	53,308	53,308
All Other	1,202,601	1,145,469	5,912	5,912
Total	$5,345,837	$5,179,283	$382,440	$382,440

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export coal revenues totaled $388,353 and $194,402, or approximately 34% and 21%, respectively, of total revenues for the three months ended March 31, 2011 and 2010, respectively.

(17)    Mergers and Acquisitions

          On January 28, 2011, the Company and its wholly owned subsidiary Mountain Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Massey providing for the acquisition of Massey by the Company. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, Merger Sub will be merged with and into Massey (the “Massey Merger”), with Massey surviving the merger as a wholly owned subsidiary of Alpha. Under the terms of the Merger Agreement, Massey stockholders will receive, upon the consummation of the Massey Merger, 1.025 shares of Alpha common stock and $10.00 in cash for each share of Massey common stock. The consummation of the Massey Merger is subject to certain conditions, including (i) the adoption by the Massey stockholders of the Merger Agreement and (ii) the approval by the Alpha stockholders of (x) an amendment to Alpha’s certificate of incorporation to increase the number of shares of Alpha common stock that Alpha is authorized to issue in order to permit issuance of the Alpha common stock in connection with the Massey Merger and (y) the issuance of Alpha common stock in connection with the Massey Merger. The Company may be required to pay a termination fee of $360,000 upon termination of the Merger Agreement by Massey if the 20-business-day marketing period has ended and all other conditions of the Company and Merger Sub have been satisfied (other than those conditions that by their nature are to be satisfied at the closing) and the Company and Merger Sub have failed to complete the closing by the date required under the Merger Agreement as a result of a breach by the lenders of their obligations to make available to the Company and Merger Sub the full amount of the financing commitment for the Massey Merger.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)
Financing Relating to the Massey Merger

The Company has received a financing commitment from Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc., subject to customary conditions, to underwrite a new term loan A facility, revolving credit facility and bridge loan facility. The aggregate commitment of the senior secured lenders is $600,000 for the term A loan facility and $1,000,000 for the revolving credit facility. The term of both facilities is five years. The commitment for the term A loan facility and revolving credit facility expires on January 28, 2012.

The aggregate commitment of unsecured bridge lenders is $1,700,000 for the unsecured bridge loan facility, which will be available if and to the extent the Company has not secured alternate financing through the issuance of up to $1,700,000 of senior notes prior to the closing of the Massey Merger. The bridge facility, if drawn, will mature initially on the first anniversary of the closing of the Massey Merger, at which time the maturity of any outstanding loans thereunder will be extended automatically to the eighth anniversary of the closing of the Massey Merger, except to the extent they have been exchanged by the lenders for exchange notes due on that eighth anniversary. The commitment for the bridge loan facility expires on January 28, 2012.

The debt financing commitments are subject to:

•	consummation of the Massey Merger in accordance with the Merger Agreement;

•	the absence of a “material adverse effect” (as defined in the Merger Agreement) regarding Massey;

•	closing no later than January 28, 2012;

•	delivery of certain historical and pro forma financial information for the Company and Massey;

•	delivery of a confidential information memorandum for the credit facilities;

•	a 15-business-day period for marketing of senior notes after delivery by the Company of a prospectus for such notes; and

•	other customary financing conditions.

During the three months ended March 31, 2011, the Company incurred fees totaling $23,700 related to the financing of the Massey Merger. Of the total incurred, $11,710 was capitalized as debt issuance costs and will be amortized over the life of the related financing arrangements. Of the remaining $11,990, $6,200 was recognized as selling, general and administrative expense during the three months ended March 31, 2011 and the remaining $5,790 will be recognized as selling, general and administrative expense in the second quarter of 2011.

(18)    Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, Foundation’s subsidiary, Foundation PA (the “2014 Notes Issuer”), issued the 2014 Notes. The 2014 Notes were guaranteed on a senior unsecured basis by Foundation Coal Corporation (“FCC”), an indirect parent of Foundation PA, and certain of its subsidiaries. As a result of the Foundation Merger, Foundation PA and FCC became subsidiaries of the Company.

On August 1, 2009, in connection with the Foundation Merger, Foundation PA, the Company and certain of its subsidiaries (which were also former subsidiaries of Old Alpha) (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes.

Pursuant to the Third Supplemental Indenture, the Company assumed the obligations of FCC in respect of the 2014 Notes and, along with the New Subsidiaries, became obligated as guarantors on the indenture governing the 2014 Notes. On August 1, 2009, in connection with the Foundation Merger, FCC merged with and into the Company. In accordance with the indenture governing the 2014 Notes, the “Guarantor Subsidiaries” under the 2014 Notes, referred to as the “2014 Notes Guarantor Subsidiaries”, are each of the direct and indirect wholly owned subsidiaries of the Company, other than the Issuer Subsidiary and the Non-Guarantor Subsidiary. The Company and the 2014 Notes Guarantor Subsidiaries have fully and unconditionally guaranteed the 2014 Notes, jointly and severally, on a senior unsecured basis.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Presented below are condensed consolidating financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, based on the guarantor structure that was in place at March 31, 2011. “Parent” in the tables below refers to the Company as a guarantor of the 2014 Notes; "Non-Guarantor Subsidiary" refers to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and is not a guarantor of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2011

			2014 Notes
		2014 Notes	Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$446	$-	$540,414	$-	$-	$540,860
Trade accounts receivable, net	-	-	14,589	341,452	-	356,041
Inventories, net	-	-	217,544	-	-	217,544
Prepaid expenses and other current assets	-	-	424,065	-	-	424,065
Total current assets	446	-	1,196,612	341,452	-	1,538,510

Property, equipment and mine development costs, net	-	-	1,136,551	-	-	1,136,551
Owned and leased mineral rights, net	-	-	1,859,125	-	-	1,859,125
Owned lands	-	-	98,727	-	-	98,727
Goodwill	-	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	-	135,614	-	-	135,614
Other non-current assets	3,273,249	1,496,369	2,578,814	4,643	(7,158,205)	194,870
Total assets	$3,273,695	$1,496,369	$7,387,883	$346,095	$(7,158,205)	$5,345,837

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$-	$11,839
Trade accounts payable	3,607	-	230,327	-	-	233,934
Accrued expenses and other current liabilities	3,130	4,393	290,382	29	-	297,934
Total current liabilities	6,737	16,232	520,709	29	-	543,707

Long-term debt	225,476	509,333	14,175	-	-	748,984
Pension and postretirement medical benefit obligations	-	-	723,211	-	-	723,211
Asset retirement obligations	-	-	215,632	-	-	215,632
Deferred income taxes	-	-	231,176	-	-	231,176
Other non-current liabilities	312,929	627,130	154,575	339,303	(1,279,363)	154,574
Total liabilities	545,142	1,152,695	1,859,478	339,332	(1,279,363)	2,617,284

Stockholders' Equity
Total stockholders' equity	2,728,553	343,674	5,528,405	6,763	(5,878,842)	2,728,553
Total liabilities and stockholders' equity	$3,273,695	$1,496,369	$7,387,883	$346,095	$(7,158,205)	$5,345,837

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
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
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

			2014 Notes
		2014 Notes	Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$986,978	$-	$-	$986,978
Freight and handling revenues	-	-	116,055	-	-	116,055
Other revenues	-	-	25,288	2,417	-	27,705
Total revenues	-	-	1,128,321	2,417	-	1,130,738
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	734,985	-	-	734,985
Freight and handling costs	-	-	116,055	-	-	116,055
Other expenses	-	-	18,579	-	-	18,579
Depreciation, depletion and amortization	-	-	88,638	-	-	88,638
Amortization of acquired coal supply agreements, net	-	-	25,983	-	-	25,983
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	-	66,482	802	-	67,284
Total costs and expenses	-	-	1,050,722	802	-	1,051,524
Income from operations	-	-	77,599	1,615	-	79,214
Other income (expense):
Interest expense	(8,364)	(13,201)	6,341	(386)	-	(15,610)
Interest income	-	-	1,045	-	-	1,045
Miscellaneous expense, net	-	-	(834)	-	-	(834)
Total other expense, net	(8,364)	(13,201)	6,552	(386)	-	(15,399)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(8,364)	(13,201)	84,151	1,229	-	63,815
Income tax benefit (expense)	3,262	5,149	(21,899)	(479)	-	(13,967)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	54,950	(20,244)	-	-	(34,706)	-
Net income (loss)	$49,848	$(28,296)	$62,252	$750	$(34,706)	$49,848

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

			2014 Notes
		2014 Notes	Guarantor	Non-Guarantor		Total
	Parent	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$-	$831,266	$-	$-	$831,266
Freight and handling revenues	-	-	64,788	-	-	64,788
Other revenues	-	-	23,852	2,098	-	25,950
Total revenues	-	-	919,906	2,098	-	922,004
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	-	575,067	-	-	575,067
Freight and handling costs	-	-	64,788	-	-	64,788
Other expenses	-	-	15,684	-	-	15,684
Depreciation, depletion and amortization	-	-	95,127	-	-	95,127
Amortization of acquired coal supply agreements, net	-	-	65,957	-	-	65,957
Selling, general and administrative expenses
(exclusive of depreciation, depletion and amortization shown separately above)	-	-	47,121	668	-	47,789
Total costs and expenses	-	-	863,744	668	-	864,412
Income from operations	-	-	56,162	1,430	-	57,592
Other income (expense):
Interest expense	(4,783)	(11,343)	(5,255)	(739)	-	(22,120)
Interest income	-	-	680	-	-	680
Miscellaneous income, net	-	-	(204)	-	-	(204)
Total other expense, net	(4,783)	(11,343)	(4,779)	(739)	-	(21,644)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,783)	(11,343)	51,383	691	-	35,948
Income tax benefit (expense)	1,865	4,424	(27,298)	(269)	-	(21,278)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	16,959	36,897	-	-	(53,856)	-
Income from continuing operations	14,041	29,978	24,085	422	(53,856)	14,670
Discontinued operations:
Loss from discontinued operations before income taxes	-	-	(1,047)	-	-	(1,047)
Income tax benefit	-	-	418	-	-	418
Loss from discontinued operations	-	-	(629)	-	-	(629)
Net income (loss)	$14,041	$29,978	$23,456	$422	$(53,856)	$14,041

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

			2014 Notes
		2014 Notes	Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(192)	$(12,183)	$178,376	$2,417	$168,418

Investing activities:
Capital expenditures	$-	$-	$(57,101)	$-	$(57,101)
Purchase of equity-method investment	-	-	(2,000)	-	(2,000)
Purchases of marketable securities, net	-	-	(99,938)	-	(99,938)
Other, net	-	-	(4,477)	-	(4,477)
Net cash used in investing activities	$-	$-	$(163,516)	$-	$(163,516)

Financing activities:
Principal repayments of long-term debt	$-	$(2,960)	$-	$-	$(2,960)
Debt issuance costs	-	(11,710)	-	-	(11,710)
Excess tax benefit from stock-based awards	-	-	5,245	-	5,245
Common stock repurchases	(11,203)	-	-	-	(11,203)
Proceeds from exercise of stock options	1,814	-	-	-	1,814
Transactions with affiliates	(10,304)	26,853	(14,132)	(2,417)	-
Net cash (used in) provided by financing activities	$(19,693)	$12,183	$(8,887)	$(2,417)	$(18,814)

Net decrease in cash and cash equivalents	$(19,885)	$-	$5,973	$-	$(13,912)
Cash and cash equivalents at beginning of period	20,331	-	534,441	-	554,772
Cash and cash equivalents at end of period	$446	$-	$540,414	$-	$540,860

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

			2014 Notes
		2014 Notes	Guarantor	Non-Guarantor	Total
	Parent	Issuer	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(3,076)	$(16,690)	$160,918	$2,098	$143,250

Investing activities:
Capital expenditures	$-	$-	$(60,879)	$-	$(60,879)
Purchases of marketable securities, net	-	-	(38,240)	-	(38,240)
Purchase of equity method investment	-	-	(3,000)	-	(3,000)
Other, net	-	-	819	-	819
Net cash used in investing activities	$-	$-	$(101,300)	$-	$(101,300)

Financing activities:
Principal repayments on long-term debt	-	(8,375)	-	-	(8,375)
Proceeds from exercise of stock options	3,332	-	-	-	3,332
Excess tax benefit from stock-based awards	-	-	6,735	-	6,735
Common stock repurchases	(15,676)	-	-	-	(15,676)
Transactions with affiliates	10,055	25,065	(33,022)	(2,098)	-
Net cash (used in) provided by financing activities	$(2,289)	$16,690	$(26,287)	$(2,098)	$(13,984)

Net (decrease) increase in cash and cash equivalents	$(5,365)	$-	$33,331	$-	$27,966
Cash and cash equivalents at beginning of period	69,410	-	396,459	-	465,869
Cash and cash equivalents at end of period	$64,045	$-	$429,790	$-	$493,835

The Company may issue new registered debt securities (the “New Notes”) in the future that will be fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, respectively, based on the guarantor structure that would be in place in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of any New Notes that may be issued in the future. "Non-Guarantor Subsidiary" refers, for the tables below, to ANR Receivables Funding LLC, a wholly-owned indirect subsidiary of the Company formed on March 25, 2009 in connection with the A/R Facility, that was not and would not be a guarantor of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$446	$540,414	$-	$-	$540,860
Trade accounts receivable, net	-	14,589	341,452	-	356,041
Inventories, net	-	217,544	-	-	217,544
Prepaid expenses and other current assets	-	424,065	-	-	424,065
Total current assets	446	1,196,612	341,452	-	1,538,510

Property, equipment and mine development costs, net	-	1,136,551	-	-	1,136,551
Owned and leased mineral rights, net	-	1,859,125	-	-	1,859,125
Owned lands	-	98,727	-	-	98,727
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	135,614	-	-	135,614
Other non-current assets	3,273,249	4,075,183	4,643	(7,158,205)	194,870
Total assets	$3,273,695	$8,884,252	$346,095	$(7,158,205)	$5,345,837

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$11,839
Trade accounts payable	3,607	230,327	-	-	233,934
Accrued expenses and other current liabilities	3,130	294,775	29	-	297,934
Total current liabilities	6,737	536,941	29	-	543,707

Long-term debt	225,476	523,508	-	-	748,984
Pension and postretirement medical benefit obligations	-	723,211	-	-	723,211
Asset retirement obligations	-	215,632	-	-	215,632
Deferred income taxes	-	231,176	-	-	231,176
Other non-current liabilities	312,929	781,705	339,303	(1,279,363)	154,574
Total liabilities	545,142	3,012,173	339,332	(1,279,363)	2,617,284

Stockholders' Equity
Total stockholders' equity	2,728,553	5,872,079	6,763	(5,878,842)	2,728,553
Total liabilities and stockholders' equity	$3,273,695	$8,884,252	$346,095	$(7,158,205)	$5,345,837

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$534,441	$-	$-	$554,772
Trade accounts receivable, net	-	18,432	262,706	-	281,138
Inventories, net	-	198,172	-	-	198,172
Prepaid expenses and other current assets	-	341,755	-	-	341,755
Total current assets	20,331	1,092,800	262,706	-	1,375,837

Property, equipment and mine development costs, net	-	1,131,987	-	-	1,131,987
Owned and leased mineral rights, net	-	1,884,169	-	-	1,884,169
Owned lands	-	98,727	-	-	98,727
Goodwill	-	382,440	-	-	382,440
Acquired coal supply agreements, net	-	162,397	-	-	162,397
Other non-current assets	5,167,187	5,297,944	4,705	(10,326,110)	143,726
Total assets	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$-	$11,839	$-	$-	$11,839
Trade accounts payable	2,091	119,462	-	-	121,553
Accrued expenses and other current liabilities	1,423	312,305	26	-	313,754
Total current liabilities	3,514	443,606	26	-	447,146

Long-term debt	222,355	519,957	-	-	742,312
Pension and postretirement medical benefit obligations	-	719,355	-	-	719,355
Asset retirement obligations	-	209,987	-	-	209,987
Deferred income taxes	-	249,408	-	-	249,408
Other non-current liabilities	2,305,613	2,199,281	261,372	(4,611,227)	155,039
Total liabilities	2,531,482	4,341,594	261,398	(4,611,227)	2,523,247

Stockholders' Equity
Total stockholders' equity	2,656,036	5,708,870	6,013	(5,714,883)	2,656,036
Total liabilities and stockholders' equity	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$986,978	$-	$-	$986,978
Freight and handling revenues	-	116,055	-	-	116,055
Other revenues	-	25,288	2,417	-	27,705
Total revenues	-	1,128,321	2,417	-	1,130,738
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	734,985	-	-	734,985
Freight and handling costs	-	116,055	-	-	116,055
Other expenses	-	18,579	-	-	18,579
Depreciation, depletion and amortization	-	88,638	-	-	88,638
Amortization of acquired coal supply agreements, net	-	25,983	-	-	25,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	66,482	802	-	67,284
Total costs and expenses	-	1,050,722	802	-	1,051,524
Income from operations	-	77,599	1,615	-	79,214
Other income (expense):
Interest expense	(8,364)	(6,860)	(386)	-	(15,610)
Interest income	-	1,045	-	-	1,045
Miscellaneous expense, net	-	(834)	-	-	(834)
Total other expense, net	(8,364)	(6,649)	(386)	-	(15,399)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(8,364)	70,950	1,229	-	63,815
Income tax benefit (expense)	3,262	(16,750)	(479)	-	(13,967)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	54,950	(20,244)	-	(34,706)	-
Net income (loss)	$49,848	$33,956	$750	$(34,706)	$49,848

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$-	$831,266	$-	$-	$831,266
Freight and handling revenues	-	64,788	-	-	64,788
Other revenues	-	23,852	2,098	-	25,950
Total revenues	-	919,906	2,098	-	922,004
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	-	575,067	-	-	575,067
Freight and handling costs	-	64,788	-	-	64,788
Other expenses	-	15,684	-	-	15,684
Depreciation, depletion and amortization	-	95,127	-	-	95,127
Amortization of acquired coal supply agreements, net	-	65,957	-	-	65,957
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	-	47,121	668	-	47,789
Total costs and expenses	-	863,744	668	-	864,412
Income from operations	-	56,162	1,430	-	57,592
Other income (expense):
Interest expense	(4,783)	(16,598)	(739)	-	(22,120)
Interest income	-	680	-	-	680
Miscellaneous income, net	-	(204)	-	-	(204)
Total other expense, net	(4,783)	(16,122)	(739)	-	(21,644)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,783)	40,040	691	-	35,948
Income tax benefit (expense)	1,865	(22,874)	(269)	-	(21,278)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	16,959	36,897	-	(53,856)	-
Income from continuing operations	14,041	54,063	422	(53,856)	14,670
Discontinued operations:
Loss from discontinued operations before income taxes	-	(1,047)	-	-	(1,047)
Income tax benefit	-	418	-	-	418
Loss from discontinued operations	-	(629)	-	-	(629)
Net income (loss)	$14,041	$53,434	$422	$(53,856)	$14,041

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(192)	$166,193	$2,417	$168,418

Investing activities:
Capital expenditures	$-	$(57,101)	$-	$(57,101)
Purchase of equity-method investment	-	(2,000)	-	(2,000)
Purchases of marketable securities, net	-	(99,938)	-	(99,938)
Other, net	-	(4,477)	-	(4,477)
Net cash used in investing activities	$-	$(163,516)	$-	$(163,516)

Financing activities:
Principal repayments of long-term debt	$-	$(2,960)	$-	$(2,960)
Debt issuance costs	-	(11,710)	-	(11,710)
Excess tax benefit from stock-based awards	-	5,245	-	5,245
Common stock repurchases	(11,203)	-	-	(11,203)
Proceeds from exercise of stock options	1,814	-	-	1,814
Transactions with affiliates	(10,304)	12,721	(2,417)	-
Net cash (used in) provided by financing activities	$(19,693)	$3,296	$(2,417)	$(18,814)

Net decrease in cash and cash equivalents	$(19,885)	$5,973	$-	$(13,912)
Cash and cash equivalents at beginning of period	20,331	534,441	-	554,772
Cash and cash equivalents at end of period	$446	$540,414	$-	$540,860

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)
(Continued)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(3,076)	$144,228	$2,098	$143,250

Investing activities:
Capital expenditures	$-	$(60,879)	$-	$(60,879)
Purchases of marketable securities, net	-	(38,240)	-	(38,240)
Purchase of equity method investment	-	(3,000)	-	(3,000)
Other, net	-	819	-	819
Net cash used in investing activities	$-	$(101,300)	$-	$(101,300)

Financing activities:
Principal repayments on long-term debt	-	(8,375)	-	(8,375)
Proceeds from exercise of stock options	3,332	-	-	3,332
Excess tax benefit from stock-based awards	-	6,735	-	6,735
Common stock repurchases	(15,676)	-	-	(15,676)
Transactions with affiliates	10,055	(7,957)	(2,098)	-
Net cash (used in) provided by financing activities	$(2,289)	$(9,597)	$(2,098)	$(13,984)

Net (decrease) increase in cash and cash equivalents	$(5,365)	$33,331	$-	$27,966
Cash and cash equivalents at beginning of period	69,410	396,459	-	465,869
Cash and cash equivalents at end of period	$64,045	$429,790	$-	$493,835

(19) Share Repurchase Program

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits the Company to repurchase up to $125,000 of its outstanding common stock, par value $0.01 per share (“Shares”). The program enables the Company to repurchase Shares from time to time, as market conditions warrant. There were no Shares repurchased under this program during the three months ended March 31, 2011.  The Company may purchase up to an additional $100,001 worth of Shares under the program.

(20) Subsequent Events

On May 3, 2011, the Company commenced a cash tender offer for any and all of Massey’s outstanding 6.875% Senior Notes due 2013 (the “Notes”) at 102% of the Notes principal amount.  The tender offer is conditioned upon satisfaction or waiver of certain conditions, including the Massey Merger and the consummation of an offering by Alpha of one or more series of its senior notes, the net proceeds of which are sufficient to purchase the Notes tendered in the tender offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	our plans and objectives for future operations and expansion or consolidation;
•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business, including financing related to our proposed acquisition of Massey Energy Company;
•	the failure of Alpha and Massey shareholders to approve the transaction;
•	the outcome of pending or potential litigation or governmental investigations;
•	the timing of the completion of the merger;
•	uncertainty of the expected financial performance of Alpha following completion of the merger;
•	Alpha’s ability to achieve the cost savings and synergies contemplated by the merger within the expected time frame;
•	disruption from the proposed merger with Massey making it more difficult to maintain relationships with customers, employees or suppliers;
•
the calculations of, and factors that may impact the calculations of, the acquisition price in connection with the proposed merger with Massey and the allocation of such acquisition price to the net assets acquired in accordance with applicable accounting rules and methodologies;

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
•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview

We are one of America’s premier coal suppliers, operating 68 mines and 13 coal preparation and load-out facilities as of March 31, 2011 in Northern and Central Appalachia and the Powder River Basin, with approximately 6,500 employees.

We produce, process, and sell steam and metallurgical coal from six business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2011 and 2010, sales of steam coal were 17.4 million and 18.8 million tons, respectively, and accounted for approximately 83% and 88%, respectively, of our coal sales volume. For the three months ended March 31, 2011 and 2010, sales of metallurgical coal, which generally sells at a premium over steam coal, were 3.6 million and 2.6 million tons, respectively, and accounted for approximately 17% and 12%, respectively, of our coal sales volume.

Our sales of steam coal for the three months ended March 31, 2011 and 2010 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three months ended March 31, 2011, approximately 34% of our total revenues were derived from coal sales made outside the United States, compared to 21% for the three months ended March 31, 2010, respectively.

In addition, we generate other revenues from equipment and parts sales and repair, Dry Systems Technologies equipment and filters, road construction, rentals, commissions, coal handling, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of coalbed methane and natural gas. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

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

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for the global coal markets remains positive. The Energy Information Administration (“EIA”) in its 2011 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 0.6% through 2015. In the first quarter of 2011, however, the EIA estimates that electric power generation from coal decreased by 2.3% compared to the first quarter of 2010. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. As the U.S. and global economies emerge from the recent economic downturn, the International Monetary Fund’s April 2011 World Economic Outlook forecasts U.S. annual GDP to grow 2.8% and 2.9% in 2011 and 2012, respectively.

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

Coal exports from the U.S. increased from approximately 17.8 million tons in the first quarter of 2010 to approximately 20.5 million tons in the first quarter of 2011 in response to the worldwide economic recovery. Export volumes have rebounded significantly since hitting recession lows in 2009. According to the EIA’s 2010 International Energy Outlook (“IEO”), global primary energy demand is expected to grow by 49% between 2007 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. The IEO estimates that 86% of the increase in total energy demand will come from non-OECD (Organisation for Economic Co-operation and Development) nations. In total, coal use is expected to grow by 56% by 2035 with China and India accounting for 85% of the increase. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly coal production reporting through April 2, 2011 from the EIA, year-over-year Appalachian production increased by approximately 2.4% due in part to increased export demand. Compared to the same period of 2010, Western coal production increased by approximately 0.8% through April 2, 2011. In Central Appalachia, a boost in exports has increased demand for metallurgical and export quality steam coals.  However, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Increased MSHA mine inspection activity may also impact production levels. Average spot market prices in the first quarter of 2011 for Central Appalachian and Northern Appalachian coals increased by approximately 32% and 24%, respectively, compared to first quarter 2010 prices. Average spot market prices for Powder River Basin coal increased by approximately 26% in the first quarter compared to the same period in 2010, with the Basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal and the cost of mining the coal. The pricing environment for U.S. steam coal production in 2011 has recovered significantly from 2009 recession lows. Recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand may result in improved prices for suppliers. Prices for metallurgical coal, used to manufacture coke for steelmaking, strengthened in 2010 in response to increased worldwide demand for steel and remain strong thus far in 2011. Continued strong global demand for steel, particularly in China, and limited metallurgical coal supply, have created market conditions that we believe may suggest strong pricing conditions in 2011.

The worldwide economic slowdown and the volatility and uncertainty in the credit markets seen through much of 2008 and 2009 began to ease over the past year. Global energy fundamentals, including the return of electricity demand and increased steel production have supported increased spot prices for coal in the marketplace. Steel manufacturers had shut-in significant capacity in 2009 due to the lack of near-term visibility but have since added back significant production capacity to meet increased global demand for steel for construction, automobile manufacturing and other down-stream products. We believe continued recovery from the global recession, increased steel plant utilization and supply disruptions due to adverse weather in Australia may contribute to a strong global market for metallurgical coal in 2011. However, depressed natural gas prices are placing competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact and significant additional growth is expected worldwide. Seaborne coal is expected to grow significantly as developing nations rely heavily on coal for their power needs. U.S. exports will be needed to help meet the anticipated increase in worldwide coal demand. We believe these factors should lead to stronger demand for coal, both globally and in the United States, in the coming years.

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

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Income from continuing operations	$49,848	$14,670
Interest expense	15,610	22,120
Interest income	(1,045)	(680)
Income tax expense	13,967	21,278
Depreciation, depletion and amortization	88,638	95,127
Amortization of acquired coal supply agreements, net	25,983	65,957
EBITDA from continuing operations	$193,001	$218,472

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Summary

Total revenues increased $208.7 million, or 23%, for the three months ended March 31, 2011 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $155.7 million, increased freight and handling revenues of $51.3 million and increased other revenues of $1.7 million. The increase in coal revenues consisted of an increase of $253.0 million, or 97%, from metallurgical coal revenues, partially offset by decreased steam coal revenues of $97.3 million, or 17%.

Income from continuing operations increased $35.2 million, or 240%, for the three months ended March 31, 2011 compared to the prior year period. The increase was due to increased coal and other revenues of $155.7 million and $1.7 million, respectively, a decrease in income tax expense of $7.3 million and decreased other expense, net, of $6.3 million, partially offset by increased certain operating costs and expenses of $135.8 million. The increase in certain operating costs and expenses of $135.8 million was due to increased cost of coal sales of $159.9 million, increased selling, general and administrative expenses of $19.5 million and increased other expenses of $2.9 million; partially offset by decreased depreciation, depletion and amortization expenses of $6.5 million and decreased amortization of acquired coal supply agreements of $40.0 million.

We sold 21.0 million tons of coal during the three months ended March 31, 2011 compared to 21.4 million tons in the prior year period, a decrease of 0.4 million tons, or 2%. The 21.0 million tons consisted of 4.9 million tons of steam coal and 3.6 million tons of metallurgical coal from our Eastern Coal Operations and 12.5 million tons of steam coal from our Western Coal Operations. The 21.4 million tons consisted of 6.6 million tons of steam coal and 2.6 million tons of metallurgical coal from our Eastern Coal Operations and 12.2 million tons of steam coal from our Western Coal Operations.

The consolidated average coal sales realization per ton was $47.08 for the three months ended March 31, 2011, an increase of $8.17, or 21%, compared to the prior year period. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $141.76 and $66.89, respectively, for the three months ended March 31, 2011 compared to $98.70 and $67.40, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.91 for the three months ended March 31, 2011 compared to $10.81 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 27% for the three months ended March 31, 2011 compared to 31% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 28% and 19%, respectively, for the three months ended March 31, 2011 compared to 34% and 18%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $12.49 for the three months ended March 31, 2011 compared to $12.15 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $27.56 and $2.25, respectively, for the three months ended March 31, 2011 compared to $25.77 and $1.95, respectively, in the prior year period.

Revenues

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$325,011	$439,012	$(114,001)	(26)%
Western steam	148,779	132,076	16,703	13%
Metallurgical	513,188	260,178	253,010	97%
Freight and handling revenues	116,055	64,788	51,267	79%
Other revenues	27,705	25,950	1,755	7%
Total revenues	$1,130,738	$922,004	$208,734	23%

Tons sold :
Eastern steam	4,859	6,514	(1,655)	(25)%
Western steam	12,487	12,215	272	2%
Metallurgical	3,620	2,636	984	37%
Total	20,966	21,365	(399)	(2)%

Coal sales realization per ton:
Eastern steam	$66.89	$67.40	$(0.51)	(1)%
Western steam	$11.91	$10.81	$1.10	10%
Metallurgical	$141.76	$98.70	$43.06	44%
Average	$47.08	$38.91	$8.17	21%

Coal revenues. Coal revenues increased $155.7 million, or 19%, for the three months ended March 31, 2011 compared to the prior year period. The increase in coal revenues consisted of increased metallurgical coal revenues of $253.0 million, or 97%, and increased western steam coal revenues of $16.7 million, or 13%, partially offset by decreased eastern steam coal revenues of $114.0 million, or 26%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 1.0 million, or 37%, compared to the prior year period. The increase in metallurgical tons shipped reflects an increase in export shipments compared to the prior year period, reflecting strong global demand for metallurgical tons. Coal sales realization per ton for metallurgical coal increased $43.06, or 44%, reflecting increased pricing compared to the prior year period.

The increase in western steam coal revenues was due to an increase in tons shipped and average coal sales realization per ton. Tons shipped increased 0.3 million, or 2%, and coal sales realization per ton increased $1.10, or 10%, compared to the prior year period as a result of increased pricing on contracted tons shipped. The decrease in eastern steam coal revenues was largely due to a decrease in tons shipped, as coal sales realization was flat compared to the prior year period. Eastern steam tons shipped decreased 1.7 million tons, or 25%, compared to the prior year period due primarily to lower production at our longwall mines due to a planned longwall move and a mix shift of mining additional metallurgical tons in response to the increase in demand.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended March 31, 2011 was 17% and 83%, respectively, compared with 12% and 88% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the three months ended March 31, 2011 was 52% and 48%, respectively, compared with 31% and 69% in the prior year period.

Freight and handling revenues. Freight and handling revenues were $116.1 million for the three months ended March 31, 2011, an increase of $51.3 million, or 79%, compared to the prior year period. The increase was due to increased shipments combined with higher shipping rates compared to the prior year period. These revenues are offset by equivalent costs and do not contribute to our profitability.

Other revenues. Other revenues increased $1.8 million, or 7%, for the three months ended March 31, 2011 compared to the prior year period. The increase in other revenues was largely due to increased revenues from a sublease related to a sea-going vessel charter that we entered into in December, 2010, increased revenues from coalbed methane extraction activities and increased revenues from equipment and filter sales from Dry Systems Technology and other miscellaneous revenues, partially offset by decreased revenues from road construction projects and coal terminal revenues.

Costs and Expenses
	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately
below)	$734,985	$575,067	$159,918	28%
Freight and handling costs	116,055	64,788	51,267	79%
Other expenses	18,579	15,684	2,895	18%
Depreciation, depletion and amortization	88,638	95,127	(6,489)	(7)%
Amortization of acquired coal supply agreements, net	25,983	65,957	(39,974)	(61)%
Selling, general and administrative expenses (exclusive of
depreciation, depletion and amortization shown separately above)	67,284	47,789	19,495	41%
Total costs and expenses	$1,051,524	$864,412	$187,112	22%

Cost of coal sales per ton:1
Eastern coal operations	$71.30	$50.64	$20.66	41%
Western coal operations	$9.66	$8.86	$0.80	9%
Average	$34.59	$26.76	$7.83	29%

1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $159.9 million, or 28%, for the three months ended March 31, 2011 compared to the prior year period. The increase consisted primarily of increases in purchased coal expenses, outside services, higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. The consolidated average cost of coal sales per ton was $34.59 compared to $26.76 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $71.30 and $9.66, respectively, compared to $50.64 and $8.86, respectively, in the prior year period. The increase in cost of coal sales per ton at our Eastern Operations was largely due to a decrease in production from our lower cost longwall mines due to a planned longwall move cost at the Cumberland mine and operating a single longwall at the Emerald mine and increased production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal. An increase in purchased coal volumes also contributed to the increase in cost of coal sales per ton for the Eastern Coal Operations. The increase in cost of coal sales per ton for the Western Coal Operations was largely due to the completion of certain development projects for which costs were capitalized in the prior year.

Freight and handling costs. Freight and handling costs increased $51.3 million, or 79%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period. These costs are offset by equivalent revenues and do not contribute to our profitability.

Other expenses. Other expenses increased $2.9 million, or 18%, for the three months ended March 31, 2011 compared to the prior year period. The increase was largely due to expenses associated with a sea-going vessel charter lease that was entered into in December 2010 and decreased credits associated with mark-to-market adjustments to diesel swaps that have not been designated as a qualifying cash flow hedge.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $6.5 million, or 7%, for the three months ended March 31, 2011 compared to the prior year period. The decrease consisted of decreased depletion expense of $5.3 million and decreased depreciation and amortization of $1.2 million. The decrease in depletion expense was due primarily to the decrease in production at our longwall mines, along with the mix shift to mining metallurgical tons as a result of responding to the increase in demand for metallurgical coal.

Amortization of acquired coal supply agreements, net. Application of acquisition accounting resulted in the recognition of a significant asset for above market-priced coal supply agreements and a liability for below market-priced coal supply agreements on the date of acquisition. The coal supply agreement assets and liabilities are being amortized over the actual amount of tons shipped under each contract. Amortization of acquired coal supply agreements, net was $26.0 million for the three months ended March 31, 2011 compared to $66.0 million in the prior year period. Amortization of acquired coal supply agreements, net for future periods is expected to be $93.5 million for the remainder of 2011, $31.7 million in 2012 and a credit to expense of ($1.7 million) in 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $19.5 million, or 41%, for the three months ended March 31, 2011 compared to the prior year period. The increase in selling, general and administrative expenses was due primarily to increased legal and professional fees associated with advisory, bridge financing and consulting fees for premerger related activities. Selling, general and administrative expenses included $23.3 million of merger related expenses for the three months ended March 31, 2011, primarily related to the anticipated merger with Massey Energy Company (“Massey”) (the “Massey Merger”).

Interest expense. Interest expense decreased $6.5 million, or 29%, during the three months ended March 31, 2011 compared to the prior year period. The decrease in interest expense was primarily due to decreased interest expense for surety bonds and letters of credit, lower mark-to-market expenses on interest rate swaps and decreased interest expense associated with deferred financing fees.

Interest income. Interest income increased by $0.4 million for the three months ended March 31, 2011 compared to the prior year period primarily due to a higher average cash balance invested in marketable securities.

Income tax expense. Income tax expense from continuing operations of $14.0 million was recorded for the three months ended March 31, 2011 on income from continuing operations before income taxes of $63.8 million, which equates to an effective tax rate of 21.9%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion and the domestic production activities deduction, partially offset by the impact of state income taxes.

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

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	12,487	12,215	272	2%
Steam coal sales realization per ton	$11.91	$10.81	$1.10	10%
Total revenues	$150,535	$134,091	$16,444	12%
EBITDA from continuing operations	$22,703	$20,727	$1,976	10%

Eastern Coal Operations
Steam tons sold	4,859	6,514	(1,655)	(25)%
Metallurgical tons sold	3,620	2,636	984	37%
Steam coal sales realization per ton	$66.89	$67.40	$(0.51)	(1)%
Metallurgical coal sales realization per ton	$141.76	$98.70	$43.06	44%
Total revenues	$965,063	$777,009	$188,054	24%
EBITDA from continuing operations	$196,622	$209,469	$(12,847)	(6)%

Western Coal Operations –EBITDA from continuing operations for our Western Coal Operations increased $2.0 million, or 10%, compared to the prior year period. The increase was due to increased total revenues of $16.4 million, or 12%, partially offset by increased operating expenses of $14.4 million. The increase in total revenues consisted of increased coal revenues of $16.7 million, partially offset by decreased other revenues of $0.3 million. The increase in coal revenues was largely due to increased tons shipped of 0.3 million, or 2%, and increased average sales realization per ton of $1.10, or 10%. The increase in operating expenses consisted of increased cost of coal sales of $12.3 million, increased selling, general and administrative expenses of $1.6 million, and increased other expenses of $0.5 million. Cost of coal sales per ton increased $0.80, or 9%, which was primarily due to the completion of certain development projects for which costs were capitalized in the prior year.

Eastern Coal Operations –EBITDA from continuing operations decreased $12.8 million, or 6%, compared to the prior year period. The decrease was due to increased cost of coal sales, selling, general and administrative expenses and other miscellaneous expenses of $141.2 million, $9.6 million and $0.7 million, respectively, and decreased other revenues of $2.2 million, partially offset by increased coal revenues of $139.0 million and decreased other expenses of $1.9 million. The increase in coal revenues consisted of increased metallurgical coal revenues of $253.0 million, or 97%, partially offset by decreased steam coal revenues of $114.0 million, or 26%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and coal sales realization per ton. Metallurgical tons shipped increased 1.0 million, or 37%, and metallurgical coal sales realization per ton increased $43.06, or 44%, compared to the prior year. The increase in metallurgical tons shipped reflects an increase in export shipments compared to the prior year period, due primarily to strong global demand for metallurgical tons, which was also primarily responsible for the increase in contracted prices that is reflected in the increase in metallurgical coal sales realization per ton.

The decrease in eastern steam coal revenues was largely due to a decrease in tons shipped. Eastern steam tons shipped decreased 1.7 million, or 25%, compared to the prior year period. The decrease was due primarily to lower production from our longwall mines due to a planned longwall move at the Cumberland mine and operating a single longwall at the Emerald mine and a mix shift of mining additional metallurgical tons in response to the increase in demand.

The increase in cost of coal sales was due to increases in purchased coal expenses, outside services, higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. Cost of coal sales per ton increased $20.66, or 41%, compared to the prior year period largely due to an increase in higher cost purchased coal volumes, a decrease in production from our lower cost longwall mines due to a planned longwall move at the Cumberland mine and operating a single longwall at the Emerald mine, and increased production of higher cost metallurgical tons as a result of responding to the increase in demand for metallurgical coal.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our annual capital expenditures, our income taxes, and our debt service and reclamation obligations.  Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility (see “—Credit Agreement and Long-Term Debt”), sales of our common stock; and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

At March 31, 2011, we had available liquidity of $1,876.8 million, including cash and cash equivalents of $540.9 million, marketable securities of $375.5 million and $960.4 million of unused revolving credit facility commitments available under the Alpha Credit Facility (the “Credit Facility”) and our accounts receivable securitization facility (the “A/R Facility”), after giving effect to $7.6 million and $36.3 million of letters of credit outstanding, respectively, as of March 31, 2011, subject to limitations described in the Facility. Our total long-term debt, including discount, was $760.8 million at March 31, 2011.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under the credit facility and our A/R Facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements and reclamation obligations for at least the next twelve months.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, real estate funds, private equity funds and alternative investment funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet and recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income.  The recent economic downturn caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the Pension Act.  We currently expect to make contributions in 2011 of approximately $40.0 million to maintain at least an 80% funding ratio.

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

Financing Relating to the Massey Merger

On January 28, 2011, we and our wholly owned subsidiary Mountain Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Massey providing for the acquisition of Massey by us. Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, Merger Sub will be merged with and into Massey (the “Massey Merger”), with Massey surviving the merger as a wholly owned subsidiary of us. Under the terms of the Merger Agreement, Massey stockholders will receive, upon the consummation of the Massey Merger, 1.025 shares of our common stock and $10.00 in cash for each share of Massey common stock. The consummation of the Massey Merger is subject to certain conditions, including (i) the adoption by the Massey stockholders of the Merger Agreement and (ii) the approval by our stockholders of (x) an amendment to our certificate of incorporation to increase the number of shares of our common stock that we are authorized to issue in order to permit issuance of our common stock in connection with the Massey Merger and (y) the issuance of our common stock in connection with the Massey Merger. The Merger Agreement provides for customary termination fees to be paid in certain circumstances in the event the Massey Merger is not consummated.

We have received a financing commitment from Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc., subject to customary conditions, to underwrite a new term loan A facility, revolving credit facility and bridge loan facility. The newly committed financing, in addition to existing cash balances, will be used, to:

•	fund the cash portion of the Massey Merger consideration (inclusive of payments due to holders of Massey equity awards);

•
repay approximately $224.9 million outstanding under our existing senior secured term loan and replace $1.3 million in letters of credit issued under our revolving credit facility (outstanding as of April 27, 2011);

•
retire $760 million of Massey’s 6.875% senior notes due 2013 (the "Notes") that are outstanding; such notes have a change of control put option at 101% of the notes’ principal amount and a redemption price of 101.719% of the notes’ principal amount through December 14, 2011, and thereafter a redemption price of 100% of the notes’ principal amount, in each case, plus any interest which has accrued and remains unpaid. On May 3, 2011, we commenced a cash tender offer for any and all of the Notes at 102% of the Notes principal amount. The tender offer is conditioned upon satisfaction or waiver of certain conditions, including the closing of the proposed acquisition by us of Massey and its subsidiaries and the consummation of an offering by us of one or more series of our senior notes, the net proceeds of which are sufficient to purchase the Notes tendered in the tender offer.

•
make payments to holders of $659.1 million aggregate principal amount outstanding of Massey 3.25% convertible senior notes who properly exercise their rights to either require Massey to repurchase the convertible senior notes at 100% of the notes’ principal amount, plus any interest that has accrued and remains unpaid, or to convert the notes into an amount up to 100% of the notes’ principal amount payable in cash and the excess of such amount payable at the election of Massey or us in cash or a combination of cash and stock based on the trading prices of Massey or our stock. If less than 90% of the consideration paid to Massey stockholders is common stock of us, and if notice of conversion is given on or after the date the merger is consummated, holders may also be entitled to a make-whole conversion premium. In such event, the amount up to 100% of the notes’ principal amount will be payable in cash and the excess of such amount will be payable at the election of us in cash or a combination of cash and stock;

•
redeem $9.6 million aggregate principal amount outstanding of Massey 2.25% convertible senior notes at a price equal to 100% of the notes’ principal amount, plus any interest which has accrued and remains unpaid;

•
replace Massey’s existing asset-backed revolving credit facility and restricted cash letter of credit facility, which had no borrowings outstanding and approximately $135.4 million of letters of credit (as of April 27, 2011);

•	pay transaction fees and expenses; and

•
the remaining proceeds, if any, may be used to redeem some or all of the $298.3 million aggregate outstanding principal amount of our 7.25% notes due 2014 at a redemption price equal to 102.417% of the notes’ principal amount through August 31, 2011, a redemption price equal to 101.208% of the notes’ principal amount from September 1, 2011 through August 31, 2012 or a redemption price equal to 100% of the notes’ principal amount thereafter, in each case, plus any interest that has accrued and remains unpaid at the time of redemption.

The aggregate commitment of the senior secured lenders is $600.0 million for the term A loan facility and $1.0 billion for the revolving credit facility. The term of both facilities is five years. The commitment for the term A loan facility and revolving credit facility expires on January 28, 2012.

The aggregate commitment of unsecured bridge lenders is $1.7 billion for the unsecured bridge loan facility, which will be available if and to the extent we have not secured alternate financing through the issuance of up to $1.7 billion of senior notes prior to the closing of the Massey Merger. The bridge facility, if drawn, will mature initially on the first anniversary of the closing of the Massey Merger, at which time the maturity of any outstanding loans thereunder will be extended automatically to the eighth anniversary of the closing of the Massey Merger, except to the extent they have been exchanged by the lenders for exchange notes due on that eighth anniversary. The commitment for the bridge loan facility expires on January 28, 2012.

The debt financing commitments are subject to:

•	consummation of the Massey Merger in accordance with the Merger Agreement;

•	the absence of a “material adverse effect” (as defined in the Merger Agreement) regarding Massey;

•	closing no later than January 28, 2012;

•	delivery of certain historical and pro forma financial information for us and Massey;

•	delivery of a confidential information memorandum for the credit facilities;

•	a 15-business-day period for marketing of senior notes after delivery by us of a prospectus for such notes; and

•	other customary financing conditions.

During the three months ended March 31, 2011, we incurred fees totaling $23.7 million related to the financing of the Massey Merger. Of the total incurred, $11.7 million was capitalized as debt issuance costs and will be amortized over the life of the related financing arrangements. Of the remaining $12.0 million, $6.2 million was recognized as selling, general and administrative expense during the three months ended March 31, 2011 and the remaining $5.8 million will be recognized as selling, general and administrative expense in the second quarter of 2011.

We may be required to pay a termination fee of $360 million upon termination of the Merger Agreement by Massey if the 20-business-day marketing period has ended and all other conditions of us and Mountain Merger Sub have been satisfied (other than those conditions that by their nature are to be satisfied at the closing) and we and Mountain Merger Sub have failed to complete the closing by the date required under the Merger Agreement as a result of a breach by the lenders of their obligations to make available to us and Mountain Merger Sub the full amount of the financing commitment for the Massey Merger.

In connection with the Massey Merger, we expect to incur total fees and expenses of approximately $230.0 million to $250.0 million related to transaction fees, financing fees and consulting and advisory fees. A portion of these fees will be capitalized as deferred financing fees and amortized over the term of the related debt. We have incurred approximately $40.8 million of these fees, including the $23.7 million discussed above.

Accounts Receivable Securitization

As of March 31, 2011, letters of credit in the amount $36.3 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Cash Flows

Cash and cash equivalents decreased by $13.9 million for the three months ended March 31, 2011.  The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended
	March 31,
	2011	2010
Cash Flows (in thousands):
Net cash provided by operating activities	$168,418	$143,250
Net cash used in investing activities	(163,516)	(101,300)
Net cash used in financing activities	(18,814)	(13,984)
Net (decrease) increase in cash and cash equivalents	$(13,912)	$27,966

Net cash provided by operating activities for the three months ended March 31, 2011  was $168.4 million, an increase of $25.1 million from the $143.3 million of net cash provided by operations for the three months ended March 31, 2010. This increase was driven by an increase in net income, a decrease in amortization of acquired coal supply agreements, net, an increase in deferred income taxes and by changes in operating assets and liabilities. The cash generated (used) by changes in operating assets and liabilities was primarily related to the increase in accounts receivable, net of $75.0 million, the increase in inventories, net of $19.4 million, the increase in prepaid expenses and other current assets of $17.5 million, the increase in accounts payable of $109.1 million, the decrease in accrued expenses and other current liabilities of $13.5 million and the decrease in pension and postretirement medical benefit obligations of $12.1 million.

Net cash used in investing activities for the three months ended March 31, 2011 was $163.5 million, an increase of $62.2 million from the $101.3 million of net cash used in investing activities during the three months ended March 31, 2010.  The increase was primarily due to an increase in purchases of marketable securities, net of $61.7 million.

Net cash used in financing activities for the three months ended March 31, 2011 was $18.8 million compared to $14.0 million of net cash used in financing activities for the three months ended March 31, 2010.  The primary uses of cash for financing activities included $11.7 million of debt issuance costs and $11.2 million of common stock repurchases to satisfy employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted stock units.

Credit Agreement and Long-Term Debt

As of March 31, 2011, our total long-term indebtedness consisted of the following (in thousands):

March 31,
2011
Term loan due 2014	$224,936
7.25% senior notes due 2014	298,285
2.375% convertible senior note due 2015	287,500
Other	14,175
Debt discount	(64,073)
Total long-term debt	760,823
Less current portion	11,839
Long-term debt, net of current portion	$748,984

Alpha Credit Facility

The Facility consists of term loans and $854.4 million of revolving credit facility (the “Revolver”) commitments due on July 31, 2014.  As of March 31, 2011, $223.8 million of term loans, net of debt discount of $1.1 million, were outstanding, with $11.8 million classified as current portion of long-term debt. The Facility’s secured term loans bear interest at a base rate plus applicable margin or at an adjusted London interbank offered rate (“LIBOR”) plus an applicable margin.  The interest rate approximated 3.56% at March 31, 2011.

As of March 31, 2011, the total borrowing capacity under the Revolver was $854.4 million and the amount available was $846.8 million, after giving effect to outstanding letters of credit of $7.6 million.  Borrowings under the Revolver bear interest at a base rate plus applicable margin or at an adjusted LIBOR plus an applicable margin.  The applicable margin is subject to adjustment based on leverage ratios.  There were no borrowings outstanding under the Revolver at March 31, 2011.  Additionally, we are required to pay a commitment fee of 0.5% on unused borrowings.

The Facility places certain restrictions on us.  See “—Analysis of Material Debt Covenants.”

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of our subsidiaries, has senior unsecured notes outstanding that mature on August 1, 2014, unless previously redeemed (the “2014 Notes”) with an aggregate principal amount of $298.3 million at March 31, 2011.  The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA and ANR Receivables Funding, LLC. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 102.417%, 101.208%, and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2010, 2011 and 2012, respectively, plus accrued interest. As of March 31, 2011, the carrying value of the 2014 Notes was $297.3 million, net of debt discount of $1.0 million.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes Due June 2015

As of March 31, 2011, we had $287.5 million aggregate principal amount of 2.375% convertible senior notes due April 15, 2015 (the “Convertible Notes”).  The Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by us or converted.  We separately account for the liability and equity components of our Convertible Notes in a manner reflective of our nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the Convertible Notes, and provide for an effective interest rate of 8.64%.  As of March 31, 2011, the carrying amount of the debt component was $225.5 million, the unamortized debt discount was $62.0 million and the carrying amount of the equity component was $69.9 million.

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

The Convertible Notes were not convertible as of March 31, 2011 and as a result have been classified as long-term debt.

Other

In 2010, we entered into certain agreements to develop, build and subsequently lease our new corporate headquarters.  We have provided certain financial guarantees in connection with the development and construction of the building and are considered the owner of the building from an accounting perspective.  We have recorded $14.2 million as a liability and corresponding asset in our consolidated financial statements for amounts expended and guaranteed by us through March 31, 2011.  We expect to record an additional $6.1 million in 2011 for additional amounts anticipated to be expended for the construction of the building and guaranteed by us.  The building is expected to be completed at the end of 2011.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Facility and the indenture governing the 2014 Notes as of March 31, 2011. A breach of the covenants in the Credit Facility or the 2014 Notes, including the financial covenants under the Credit Facility that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Facility or the 2014 Notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable.  Any acceleration under either the Credit Facility or the 2014 Notes would also result in a default under the indenture governing our Convertible Notes. Additionally, under the Credit Facility and the 2014 Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the Credit Facility are:

	Actual	Required
	Covenant Levels;	Covenant Levels;
	Twelve Months Ended	January 1, 2009
	March 31, 2011	and Thereafter

Minimum adjusted EBITDA to cash interest ratio	21.9	2.5	x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	0.4	3.5	x

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired coal supply agreements and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with the Credit Facility and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

					Twelve
					Months
	Three Months Ended				Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011
	(In thousands)
Net income	$38,797	$31,874	$10,839	$49,848	$131,358
Interest expense	18,504	17,834	15,005	15,610	66,953
Interest income	(848)	(967)	(963)	(1,045)	(3,823)
Income tax (benefit) expense	(5,159)	1,236	(13,771)	13,967	(3,727)
Amortization of acquired coal supply agreements, net	55,633	52,398	52,805	25,983	186,819
Depreciation, depletion and amortization	91,049	94,202	90,715	88,638	364,604
EBITDA	197,976	196,577	154,630	193,001	742,184
Non-cash charges (1)	14,069	10,003	18,578	16,187	58,837
Extraordinary or non-recurring items (1)	279	388	599	2,416	3,682
Other adjustments (1)	(1,359)	608	(149)	233	(667)
Adjusted EBITDA	$210,965	$207,576	$173,658	$211,837	$804,036

(1) Calculated in accordance with the Credit Facility

Adjusted EBITDA to cash interest ratio					21.9
Total debt less unrestricted cash to adjusted EBITDA ratio					0.4

Cash interest is calculated in accordance with the Credit Facility and is equal to interest expense less interest income and non-cash interest expense. Cash interest for the twelve months ended March 31, 2011 is calculated as follows (in thousands):

Interest expense	$66,953
Less interest income	(3,823)
Less non-cash interest expense	(23,827)
Less other adjustments	(2,563)
Net cash interest expense (1)	$36,740

(1) Calculated in accordance with the Credit Facility

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

We had outstanding surety bonds with a total face amount of $515.7 million as of March 31, 2011 to secure various obligations and commitments. In addition, we had $43.9 million of letters of credit in place, of which $7.6 million was outstanding under the Credit Facility, and $36.3 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies and estimates.

Mine Safety and Health Administration Data

The information required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has been included in Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of April 19, 2011, we had sales commitments for approximately 98% of planned shipments for 2011. Unpriced tonnage, including committed and uncommitted, was 2%, 49% and 71% for 2011, 2012 and 2013, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 31,000 tons of explosives for the last nine months of 2011 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 28% of our expected explosive needs for the remaining nine months of 2011. If the price of natural gas were to decrease during the remaining nine months of 2011, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 38.0 million gallons of diesel fuel for the last nine months of 2011 and 48.1 million gallons of diesel fuel for 2012. Through our derivative swap contracts, we have fixed prices for approximately 74% and 65% of our expected diesel fuel needs for the remaining nine months of 2011 and for the year of 2012, respectively. If the price of diesel fuel were to decrease in 2011, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our Facility, which has a variable interest rate of 3.25 percentage points over the LIBOR rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of March 31, 2011, our term loan due 2014 under the Alpha Credit Facility had an outstanding balance of $223.8 million, net of debt discount of $1.1 million. The current portion of the term loan due is $11.8 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.3 million, which would be partially offset by our interest rate swaps.

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

In September 2007, the Court ruled that the WVDOH and the Federal Highway Administration (which is now a party to the suit) could not, under the circumstances of this case, enter into a contract that did not require the contractor to pay the prevailing wages as required by the Davis-Bacon Act. In anticipation of a potential Court directive that the contract be renegotiated for such payment, for which the WVDOH had committed to reimburse NCI, the Company recorded a $9.0 million long-term liability for the potential obligations under the ruling and an offsetting $9.0 million long-term receivable for the recovery of these costs from the WVDOH.

On September 30, 2009, the Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to circuit court in Kanawha County, WV for resolution. The Court also vacated portions of its September 2007 order, and held that the plaintiff lacked standing to pursue the Davis-Bacon Act claim and further concluded that no private right of action exists to challenge the absence of a provision in a contract for highway construction requiring payment of prevailing wages established by the Davis-Bacon Act.  As a result of the September 30, 2009 ruling, the Company’s previously established long-term liability and offsetting long-term receivable of $9.0 million have been reversed.

On May 7, 2010, the Circuit Court of Kanawha County entered Summary Judgment in favor of NCI.  The plaintiffs have filed a petition for appeal with the West Virginia Supreme Court of Appeals and the Court of Appeals accepted the appeal by order dated November 17, 2010.  A final decision is not expected until later in 2011.

Litigation Related to the Proposed Merger with Massey

Since the Massey Merger was announced by Alpha and Massey on January 29, 2011, Massey, the members of Massey’s board of directors (the “Individual Defendants”) and Alpha and Merger Sub (collectively, the “Alpha Parties”), have been named as defendants in lawsuits brought by and on behalf of Massey stockholders challenging the proposed transaction. These lawsuits seek, among other things, to enjoin the consummation of the Massey Merger. The Alpha Parties believe that the claims asserted against them in these lawsuits are without merit and plan to vigorously defend against them.

In re Massey Energy Company Derivative and Class Action Litigation (“In re Massey”) is an action pending in the Delaware Court of Chancery against certain of Massey’s current and former directors and officers. Massey is named as a nominal defendant. Certain of the plaintiffs in this case (the “Derivative Plaintiffs”), filed suit against certain of Massey’s current and former directors and officers after the Upper Big Branch (“UBB”) mine explosion, alleging, among other things, that Massey’s directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees’ compliance with Mine Safety and Health Administration rules and regulations and by failing to address allegedly poor safety conditions in its mines, culminating in the UBB explosion. Following the announcement of the Massey Merger, the Derivative Plaintiffs moved, on January 31, 2011, to amend their derivative complaint to add factual allegations concerning the terms of and process leading to the proposed transaction; to join as defendants the Alpha Parties and the members of Massey’s board who were not already party to the litigation; and to add class action claims challenging the Individual Defendants’ alleged breaches of fiduciary duty in agreeing to the proposed transaction and the Alpha Parties’ alleged aiding and abetting of those alleged breaches.

On March 9, 2011, the court granted the Derivative Plaintiffs’ motion for leave to amend. The Derivative Plaintiffs’ second amended complaint was filed on March 11, 2011 and alleges, among other things, that the Individual Defendants breached their fiduciary duties by agreeing to the proposed transaction to eliminate their potential liability on the derivative claims asserted by the Derivative Plaintiffs in this case. The second amended complaint further alleges that the Individual Defendants breached their fiduciary duties by failing to secure the best price possible in the proposed transaction; by failing to secure any downside protection (in the form of a “collar”) for the merger consideration, which is primarily Alpha stock; and by agreeing to deal protection provisions (specifically, a “no shop” provision, matching rights and a $251 million termination fee) that allegedly virtually eliminate the possibility of a proposal superior to Alpha’s. The second amended complaint further alleges that the Alpha Parties aided and abetted the Individual Defendants’ alleged breaches of their fiduciary duties. The second amended complaint requests that the court, among other things, enjoin the consummation of the merger, establish a “litigation trust” to preserve the Derivative Plaintiffs’ derivative claims; and award the plaintiffs their costs and disbursements and reasonable allowances for fees of plaintiffs’ counsel and experts. The Alpha Parties filed a motion to dismiss the respective claims asserted against them on April 18, 2011. On April 19, 2011, the court set a hearing date of May 26, 2011 for the Derivative Plaintiffs’ motion requesting that the court preliminarily enjoin the merger.

Two additional putative class actions were brought against Massey, the Individual Defendants and the Alpha Parties in the Delaware Court of Chancery following the announcement of the Massey Merger.  Silverman v. Phillips, et al., filed on February 7, 2011 (“Silverman”), and Goe v. Massey Energy Company, et al., filed on February 14, 2011 (“Goe”), assert claims for breach of fiduciary duties against the Individual Defendants and aiding and abetting breach of fiduciary duties against the Alpha Parties.  Silverman also asserts a claim for aiding and abetting breach of fiduciary duties against Massey.  Messrs. Silverman and Goe’s allegations are nearly identical to those made by the Derivative Plaintiffs in the second amended complaint filed in In re Massey.  Silverman and Goe were consolidated for all purposes with In re Massey on February 9, 2011 and February 24, 2011, respectively.

Three additional putative class actions were brought against Massey, the Individual Defendants and the Alpha Parties in the United States District Court for the Eastern District of Virginia following the announcement of the Massey Merger.  Mostaed v. Crawford, et al., filed on February 2, 2011 (“Mostaed”); Perkins v. Crawford, et al., filed on February 4, 2011 (“Perkins”); and Mandel v. Crawford, et al., filed on February 18, 2011 (“Mandel”), assert claims for breach of fiduciary duties against the Individual Defendants and aiding and abetting breach of fiduciary duties against Massey and Alpha.  On February 17, 2011, Mr. Mostaed filed a motion for consolidation of Mostaed with Perkins and any subsequently filed actions challenging the Massey Merger.  This motion remains pending before the court. On April 4, 2011, Mr. Mostaed purported to file an amended complaint, which adds putative class action claims for alleged violations of Section 14(a) of the Exchange Act against Massey, the Individual Defendants and Alpha and Section 20(a) of the Exchange Act against Massey and the Individual Defendants.  Massey, the Individual Defendants and Alpha believe that the amended complaint was not timely filed but have agreed to answer the amended complaint. On April 11, 2011, Alpha, Massey and the Individual Defendant filed answers to Mr. Mostaed’s February 2, 2011 complaint and Mr. Perkins’s complaint. On May 3, 2011, Alpha filed an answer to Mr. Mostaed's April 4, 2011 amended complaint.

On March 11, 2011, the Alpha Defendants filed a motion to stay the claims asserted in Mostaed, Perkins and Mandel in favor of the essentially identical claims already being pursued in the Delaware Court of Chancery in In re Massey. Messrs. Mostaed and Perkins each opposed the motion, which remains pending before the court. Mr. Mandel did not oppose the motion and, on April 19, 2011, the parties in Mandel filed a proposed agreed order to stay proceedings in the case in favor of In re Massey. On April 20, 2011, the Court entered a preliminary scheduling order and an order scheduling a pre-trial conference in Mostaed, Perkins and Mandel for May 19, 2011.

California State Teachers’ Retirement System v. Blankenship, et. al, is pending in the Circuit Court of Kanawha County, West Virginia, and asserts claims against certain of Massey's current and former directors and officers that are similar to those asserted in In re Massey.  Massey is named as a nominal defendant.   On May 3, the plaintiffs in that action moved to amend their complaint to add factual allegations concerning the terms of and process leading to the proposed transaction; to join as defendants the Alpha Parties and the members of Massey’s board who were not already party to the litigation; and to add class action claims asserting that Massey's directors breached their fiduciary duty in agreeing to the proposed transaction and that the Alpha Parties aided and abetted those alleged breaches.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2010 together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and decreased production and sales and adversely affect our operating results and could result in impairments to our assets.

A majority of our coal mining operations are conducted in underground mines and the balance of our operations is at surface mines. Our coal production at these mines is subject to operating conditions and events beyond our control that could disrupt our operations, affect production and the cost of mining for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past and may experience in the future include:

•	the termination of material contracts by state or other governmental authorities;
•	changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;
•	mining, processing and loading equipment failures and unexpected maintenance problems;
•	limited availability of mining, processing and loading equipment and parts from suppliers;
•	the proximity to, capacity of, and cost of transportation facilities;
•	adverse weather and natural disasters, such as heavy snows, heavy rains and flooding or hurricanes;
•	accidental mine water discharges;
•	coal slurry releases and impoundment failures;
•	the unavailability of qualified labor;
•	strikes and other labor-related interruptions; and
•	unexpected mine safety accidents, including fires and explosions from methane and other sources.

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results and could result in impairments to our assets.

We maintain insurance policies that provide limited coverage for some, but not all, of these risks.  Even where insurance coverage applies, these risks may not be fully covered by insurance policies and insurers may contest their obligations to make payments.  Failures by insurers to make payments could have a material adverse effect on our cash flows, results of operations or financial condition.

Changes in federal or state income tax laws, particularly in the area of percentage depletion, could cause our financial position and profitability to deteriorate.

The federal government has been reviewing the income tax laws relating to the coal industry regarding percentage depletion benefits.  If the percentage depletion tax benefit was reduced or eliminated, our cash flows, results of operations or financial condition could be materially impacted.

Inflationary pressures on supplies and labor may adversely affect our profit margins.

Although inflation in the United States has been relatively low in recent years, over the course of the last two to three years, we have been significantly impacted by price inflation in many of the components of our cost of produced coal revenue, such as fuel, steel and labor.  If the prices for which we sell our coal do not increase in step with rising costs or if these costs do not decline sufficiently, our profit margins would be reduced and our cash flows, results of operations or financial condition would be adversely affected.

Decreased availability or increased costs of key equipment, supplies or commodities such as diesel fuel, steel, explosives, magnetite and tires could impact our cost of production and decrease our profitability.

Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives and liquid fuels, such as diesel fuel. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. Our operations are dependent on reliable supplies of mining equipment, replacement parts, explosives, diesel fuel, tires, magnetite and steel-related products (including roof bolts). If the cost of any mining equipment or key supplies increases significantly, or if they should become unavailable due to higher industry-wide demand or less production by suppliers, there could be an adverse impact on our cash flows, results of operations or financial condition. The supplier base providing mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, which has resulted in a situation where we have a limited number of suppliers for certain types of equipment and supplies. In recent years, mining industry demand growth has exceeded supply growth for certain surface and underground mining equipment and heavy equipment tires. As a result, lead times for certain items have generally increased.

In addition, the prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of these commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
January 1, 2011 through January 31, 2011	85,367	$65.13	-	$100,001
February 1, 2011 through February 28, 2011	104,869	$52.96	-	$100,001
March 1, 2011 through March 31, 2011	1,613	$55.20	-	$100,001
	191,849	$58.39	-	$100,001

(1)
 In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2011, the Company issued 542,192 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 191,849 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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
Date:May 6, 2011
	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 28, 2011, among Mountain Merger Sub, Inc., Alpha Natural Resources, Inc. and Massey Energy Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on January 31, 2011.)

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

4.4
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

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

4.12*
Fourth Supplemental Indenture dated as of February 2, 2011 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York Mellon, as Trustee.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*		Mine Safety and Health Administration Data

101.INS*		XBRL instance document

101.SCH*		XBRL taxonomy extension schema

101.CAL*		XBRL taxonomy extension calculation linkbase

101.LAB*		XBRL taxonomy extension label linkbase

101.PRE*		XBRL taxonomy extension presentation linkbase

	*	Filed herewith.