Form 10-Q/A
period 2011-03-31
Alpha Natural Resources, Inc.
filed 2011-05-10
CIK 1301063

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

Explanatory Note

Alpha Natural Resources, Inc. (the “Company” or “Alpha”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 to correct typographical errors in the Notes to Condensed Consolidated Financial Statements. We are refiling the Quarterly Report on Form 10-Q in its entirety, except that certain exhibits that were filed with the original Quarterly Report on Form 10-Q have been incorporated by reference from that original report.

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

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2011 and 2010 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified		Gain (loss) recorded
	from accumulated other		in accumulated other
Derivatives not designated as	comprehensive income to earnings		comprehensive income
cash flow hedging instruments	2011	2010	2011	2010
Commodity swaps (1) (2)	$3,448	$(268)	$19,736	$2,252

(1) Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(2) Net of tax.

	Gain (loss)
Derivatives not designated as	recorded in earnings
cash flow hedging instruments	2011	2010
Forward coal sales (1)	$2,363	$(1,248)
Forward coal purchases (1)	(1,883)	2,350
Commodity swaps (2)	85	(349)
Commodity options-coal (1)	(65)	(691)
Interest rate swap (3)	(444)	(947)
Freight swap (2)	84	-
	$140	$(885)

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
Date:May 10, 2011
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

4.12
Fourth Supplemental Indenture dated as of February 2, 2011 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc (File No.1-32331) filed on May 6, 2011.)

12.1	Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 6, 2011.)

12.2	Computation of Other Ratios (Incorporated by reference to Exhibit 12.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 6, 2011.)

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*		Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1		Mine Safety and Health Administration Data (Incorporated by reference to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 6, 2011.)

101.INS*		XBRL instance document

101.SCH*		XBRL taxonomy extension schema

101.CAL*		XBRL taxonomy extension calculation linkbase

101.LAB*		XBRL taxonomy extension label linkbase

101.PRE*		XBRL taxonomy extension presentation linkbase

	*	Filed herewith.