Form 10-Q
period 2011-06-30
Alpha Natural Resources, Inc.
filed 2011-08-09
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2011 – 226,427,986

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited) (Note 2)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Coal revenues	$1,410,892	$894,104	$2,397,870	$1,725,370
Freight and handling revenues	150,871	90,268	266,926	155,056
Other revenues	31,675	16,033	59,380	41,983

Total revenues	1,593,438	1,000,405	2,724,176	1,922,409

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,106,663	657,199	1,841,648	1,232,266
Freight and handling costs	150,871	90,268	266,926	155,056
Other expenses	45,371	8,443	63,950	24,127
Depreciation, depletion and amortization	143,769	91,098	232,111	186,225
Amortization of acquired intangibles, net	(9,606)	55,633	16,673	121,590
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	189,671	44,231	256,955	92,020

Total costs and expenses	1,626,739	946,872	2,678,263	1,811,284

Income (loss) from operations	(33,301)	53,533	45,913	111,125

Other income (expense):
Interest expense	(29,859)	(18,504)	(45,469)	(40,624)
Interest income	1,012	848	2,057	1,528
Loss on early extinguishment of debt	(4,556)	(1,349)	(4,556)	(1,349)
Miscellaneous expense, net	858	(274)	24	(478)

Total other expense, net	(32,545)	(19,279)	(47,944)	(40,923)

Income (loss) from continuing operations before income taxes	(65,846)	34,254	(2,031)	70,202
Income tax benefit (expense)	9,494	4,928	(4,473)	(16,350)

Income (loss) from continuing operations	(56,352)	39,182	(6,504)	53,852

Discontinued operations:
Loss from discontinued operations before income taxes	—	(616)	—	(1,663)
Income tax benefit	—	231	—	649

Loss from discontinued operations	—	(385)	—	(1,014)

Net income (loss)	$(56,352)	$38,797	$(6,504)	$52,838

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.36)	$0.33	$(0.05)	$0.45
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.36)	$0.33	$(0.05)	$0.44

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.36)	$0.32	$(0.05)	$0.44
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.36)	$0.32	$(0.05)	$0.43

Weighted average shares - basic	155,238,304	120,124,707	137,723,715	119,983,999
Weighted average shares - diluted	155,238,304	121,861,913	137,723,715	121,903,512

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Note 2)

(Amounts in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$812,291	$554,772
Trade accounts receivable, net	660,098	281,138
Inventories, net	572,660	198,172
Prepaid expenses and other current assets	1,214,126	341,755

Total current assets	3,259,175	1,375,837
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $1,025,842 and $866,041, respectively)	2,868,304	1,129,222
Owned and leased mineral rights and land (net of accumulated depletion of $432,416 and $337,810, respectively)	8,587,292	1,985,661
Goodwill	2,537,598	382,440
Other non-current assets	809,685	306,123

Total assets	$18,062,054	$5,179,283

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$916,094	$11,839
Trade accounts payable	522,870	121,553
Accrued expenses and other current liabilities	876,306	313,754

Total current liabilities	2,315,270	447,146
Long-term debt	2,614,549	742,312
Pension and postretirement medical benefit obligations	1,024,539	719,355
Asset retirement obligations	577,447	209,987
Deferred income taxes	1,950,567	249,408
Other non-current liabilities	1,134,193	155,039

Total liabilities	9,616,565	2,523,247

Commitments and Contingencies (Note 19)

Redeemable convertible long-term debt	38,011	—

Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 230.9 million issued and 226.4 million outstanding at June 30, 2011 and 124.3 million issued and 120.5 million outstanding at December 31, 2010	2,309	1,242
Additional paid-in capital	8,032,691	2,238,526
Accumulated other comprehensive loss	(32,558)	(27,583)
Treasury stock, at cost: 4.5 million and 3.8 million shares at June 30, 2011 and December 31, 2010, respectively	(82,849)	(50,538)
Retained earnings	487,885	494,389

Total stockholders’ equity	8,407,478	2,656,036

Total liabilities, redeemable convertible long-term debt and stockholders’ equity	$18,062,054	$5,179,283

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Note 2)

(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$(6,504)	$52,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	253,832	203,998
Amortization of acquired intangibles, net	16,673	121,590
Mark-to-market adjustments for derivatives	4,276	9,421
Stock-based compensation	47,009	17,007
Employee benefit plans, net	24,993	30,320
Loss on early extinguishment of debt	4,556	1,349
Deferred income taxes	2,893	(40,111)
Other, net	(13,174)	66
Changes in operating assets and liabilities:
Trade accounts receivable, net	(194,931)	(83,759)
Inventories, net	61,740	(24,177)
Prepaid expenses and other current assets	14,796	24,722
Other non-current assets	(15,230)	395
Trade accounts payable	88,141	12,404
Accrued expenses and other current liabilities	(49,599)	23,749
Pension and postretirement medical benefit obligations	(25,086)	(9,751)
Asset retirement obligations	(4,833)	(3,221)
Other non-current liabilities	74,586	1,091

Net cash provided by operating activities	284,138	337,931

Investing activities:
Cash paid for acquisition, net of cash acquired	(702,645)	—
Capital expenditures	(172,668)	(135,895)
Acquisition of mineral rights under federal lease	(36,108)	(36,108)
Purchases of marketable securities	(298,015)	(181,145)
Sales of marketable securities	200,173	57,680
Purchase of equity-method investment	(4,000)	(3,000)
Other, net	(3,185)	2,017

Net cash used in investing activities	(1,016,448)	(296,451)

Financing activities:
Principal repayments of long-term debt	(737,610)	(50,934)
Payment to redemption trust	(264,017)	—
Proceeds from borrowings on long-term debt	2,100,000	—
Debt issuance costs	(84,041)	(8,690)
Excess tax benefit from stock-based awards	4,777	7,587
Common stock repurchases	(32,310)	(40,672)
Proceeds from exercise of stock options	3,030	4,245

Net cash provided by (used in) financing activities	989,829	(88,464)

Net increase (decrease) in cash and cash equivalents	257,519	(46,984)
Cash and cash equivalents at beginning of period	554,772	465,869

Cash and cash equivalents at end of period	$812,291	$418,885

Supplemental cash flow information:
Cash paid for interest	$23,817	$31,915

Cash paid for income taxes	$16,947	$27,518

Non-cash investing and financing activities:
Issuance of equity in connection with Acquisition	$5,673,092	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(1)	Business and Basis of Presentation

Business

Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company” and “Alpha”) are primarily engaged in the business of extracting, processing and marketing steam and metallurgical coal from surface and deep mines, and mainly sell to electric utilities, steel and coke producers, and industrial customers. The Company, through its subsidiaries, is also involved in marketing coal produced by others to supplement its own production and, through blending, provides its customers with coal qualities beyond those available from its own production.

On June 1, 2011, pursuant to the terms of the previously announced Agreement and Plan of Merger dated as of January 28, 2011 (the “Merger Agreement”), the Company completed its acquisition (the “Acquisition”) of Massey Energy Company, a Delaware corporation (“Massey”). Massey, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Central Appalachia.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011.

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

Reclassifications

Certain amounts in the Condensed Consolidated Balance Sheets as of December 31, 2010 have been reclassified to conform to the current year presentation.

(2)	Acquisition

On June 1, 2011, the Company completed its acquisition of 100% of the outstanding common stock of Massey, a coal producer with operations located primarily in Virginia, West Virginia, and Kentucky. The Company issued 1.025 shares of Alpha common stock and $10.00 in cash for each share of Massey common stock. Upon closing of the Acquisition, Alpha shareholders owned 54% of the combined company and Massey shareholders owned 46% of the combined company.

The condensed consolidated statements of operations include acquisition related expenses of $254,412 for the three months ended June 30, 2011, which includes $117,728 in cost of coal sales primarily related to the impact of acquisition accounting and related fair value adjustments to coal inventory, $11,822 in other expenses and $124,862 in selling, general and administrative expenses. For the six months ended June 30, 2011, the condensed consolidated statements of operations include acquisition related expenses of $276,681, which includes $117,728 in cost of coal sales, $11,822 in other expenses and $147,131 in selling, general and administrative expenses.

Total revenues reported in the condensed consolidated statements of income for the three and six months ended June 30, 2011 included revenues of $334,324 from the operations acquired from Massey. The amount of earnings from continuing operations from the operations acquired from Massey included in the consolidated results of operations for the three and six months ended June 30, 2011 is not readily determinable due to various intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

The fair value of the total consideration transferred was $6,714,057. The acquisition date fair value of each class of consideration transferred was as follows:

Common shares	$5,649,592
Other equity awards	23,500
Cash	1,040,965

Total purchase price	$6,714,057

The Company issued 105,984,847 shares of common stock in the transaction. Fair value of common stock issued was determined by the closing price of Alpha’s common stock on the day of the Acquisition. The fair value of other equity awards was determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 505. The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Massey as follows:

Inventories	$436,228
Other current assets	810,280
Property, equipment and mine development costs	1,721,950
Owned and leased mineral rights and land	6,636,296
Goodwill	2,155,158
Other intangible assets	368,928
Other non-current assets	91,754

Total assets	12,220,594

Total current liabilities	737,998
Long-term debt, including current portion	1,397,408
Pension and post-retirement medical benefits, including current portion	296,631
Asset retirement obligations, including current portion	414,925
Deferred income taxes, including current portion	1,491,869
Below-market contract obligations	724,775
Other liabilities	332,556

Total liabilities	5,396,162

Equity component of convertible notes	110,375

Net tangible and intangible assets acquired	$6,714,057

The above purchase price allocation includes provisional amounts for certain assets and liabilities. The purchase price allocation will continue to be refined primarily in the areas of mineral reserves, asset retirement obligations, income taxes, below-market contract obligations (coal supply agreements assumed under which the Company is obligated to deliver coal at below market prices), other contingencies and goodwill. During the measurement period, the Company expects to receive additional detailed information to refine the provisional allocation presented above, including final third party valuation reports and pre-acquisition period tax returns. The Company’s provisional estimate of goodwill has been allocated to Eastern Coal Operations; however, the Company has not completed the allocation of goodwill to all of its reporting units. None of the goodwill will be deductible for income tax purposes.

The intangible assets related to coal supply agreements and transportation agreements will be amortized over the actual amount of tons shipped under each contract. The noncompete agreements and mine permits will be amortized over weighted average useful lives of approximately 17 months and 94 months, respectively.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Acquisition occurred on January 1, 2010. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the Acquisition occurred on January 1, 2010, or of future results of operations.

The unaudited pro forma results for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Total revenues
As reported	$1,593,438	$1,000,405
Pro forma	$2,196,457	$1,792,498

Income (loss) from continuing operations
As reported	$(56,352)	$39,182
Pro forma	$(197,511)	$(74,260)

Earnings (loss) per share from continuing operations-basic
As reported	$(0.36)	$0.33
Pro forma	$(0.87)	$(0.33)

Earnings (loss) per share from continuing operations-diluted
As reported	$(0.36)	$0.32
Pro forma	$(0.87)	$(0.33)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Total revenues
As reported	$2,724,176	$1,922,409
Pro forma	$4,258,591	$3,433,987

Income (loss) from continuing operations
As reported	$(6,504)	$53,852
Pro forma	$(243,335)	$(132,336)

Earnings (loss) per share from continuing operations-basic
As reported	$(0.05)	$0.45
Pro forma	$(1.08)	$(0.59)

Earnings (loss) per share from continuing operations-diluted
As reported	$(0.05)	$0.44
Pro forma	$(1.08)	$(0.59)

(3)	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board (“IASB”). The guidance is effective for reporting periods beginning after December 15, 2011. The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures. The Company has concluded that the new guidance will not have a material impact on its consolidated financial statements or related disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. It is effective for reporting periods beginning after December 15, 2011. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. The Company will adopt this guidance for reporting periods beginning after December 15, 2011 and is currently assessing the impact of adopting this guidance on the consolidated financial statements and related disclosures.

(4)	Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and for periods subsequent to the Acquisition, the outstanding 3.25% convertible senior notes due 2015 issued by Massey (the “3.25% Convertible Notes”). The 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances. The shares that would be issued to settle the conversion spread are included in the diluted earnings per common share calculation when the average closing share price of the Company’s common stock for the quarterly reporting period exceeds the conversion price of the 2.375% Convertible Notes or 3.25% Convertible Notes. There was no dilutive impact on earnings per share from the 2.375% Convertible Notes or 3.25% Convertible Notes for the three or six months ended June 30, 2011 as the Company incurred a net loss for both the three and six months ended June 30, 2011. Had the Company incurred net income for the three and six months ended June 30, 2011, 0 and 102,823 shares, respectively, would have been the dilutive impact of the 2.375% Convertible Notes included in the weighted average shares outstanding calculation. As of June 30, 2010, the conversion option for the 2.375% Convertible Notes was not in the money, and therefore, there was no dilutive earnings per common share impact for the three or six months ended June 30, 2010. As of June 30, 2011, the 2.375% Convertible Notes were not convertible. As of June 30, 2011, the 3.25% Convertible Notes were convertible.

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average shares - basic	155,238,304	120,124,707	137,723,715	119,983,999
Dilutive impact of stock options and restricted stock plans	—	1,737,206	—	1,919,513

Weighted average shares - diluted	155,238,304	121,861,913	137,723,715	121,903,512

(5)	Inventories, net

Inventories, net consisted of the following:

	June 30, 2011	December 31, 2010
Raw coal	$27,355	$14,115
Saleable coal	427,982	130,364
Materials, supplies and other, net	117,323	53,693

Total inventories, net	$572,660	$198,172

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2011	December 31, 2010

Marketable securities - short term (1)	$312,491	$217,191
Prepaid insurance	29,256	3,292
Notes and other receivables	113,372	17,951
Deferred income taxes - current	239,064	29,652
Deferred longwall move expenses	15,360	6,313
Refundable income taxes	25,880	9,918
Derivative financial instruments	37,426	13,558
Prepaid freight	58,563	23,330
Deposits and redemption trust assets	308,719	293
Other prepaid expenses	73,995	20,257

Total prepaid expenses and other current assets	$1,214,126	$341,755

(1)	Short-term marketable securities consisted of the following:

	June 30, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$23,011	$51	$—	$23,062
Corporate debt securities (a)	289,406	25	(2)	289,429

Total short-term marketable securities	$312,417	$76	$(2)	$312,491

	December 31, 2010
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$71,777	$158	$—	$71,935
Corporate debt securities (a)	145,237	24	(5)	145,256

Total short-term marketable securities	$217,014	$182	$(5)	$217,191

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(7)	Property, Equipment and Mine Development Costs

Property, equipment, and mine development costs consisted of the following:

	June 30, 2011	December 31, 2010

Plant and mining equipment	$3,423,171	$1,647,217
Mine development	237,507	209,898
Coalbed methane equipment	11,417	10,153
Office equipment and software	49,617	33,416
Vehicles and other	6,657	10,436
Construction in progress	165,777	84,143

Total property, equipment and mine development costs	3,894,146	1,995,263
Less accumulated depreciation, depletion and amortization	1,025,842	866,041

Total property, equipment and mine development costs, net	$2,868,304	$1,129,222

(8)	Goodwill

Balance at December 31, 2010	$382,440
Increase in goodwill due to Acquisition	2,155,158

Balance at June 30, 2011	$2,537,598

(9)	Other Non-current Assets

Other non-current assets consisted of the following:

	June 30, 2011	December 31, 2010

Marketable securities - long term (1)	$64,043	$60,159
Acquired intangible assets, net	470,516	162,734
Unamortized deferred financing costs	95,404	17,041
Advance mining royalties, net	69,137	14,408
Virginia tax credit, net	13,330	16,317
Equity-method investments	37,304	15,130
Derivative financial instruments	4,035	3,045
Other	55,916	17,289

Total other non-current assets	$809,685	$306,123

(1)	Long-term marketable securities, with maturity dates between one and three years, consisted of the following:

	June 30, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$60,820	$138	$—	$60,958
Mutual funds held in rabbi trust (b)	2,992	160	(67)	3,085

Total long-term marketable securities	$63,812	$298	$(67)	$64,043

	December 31, 2010
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$60,326	$44	$(211)	$60,159

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.
(b)	Unrealized gains and losses are recorded in current period earnings.

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2011	December 31, 2010

Wages and employee benefits	$240,074	$111,631
Current portion of asset retirement obligations	67,376	13,006
Taxes other than income taxes	127,279	62,041
Freight	31,847	16,446
Current portion of self insured workers’ compensation obligations	19,114	7,935
Interest payable	30,172	10,590
Derivative financial instruments	112,844	19,929
Current portion of pension and postretirement medical benefit obligations	37,398	28,265
Income taxes payable	4,053	6,278
Other	206,149	37,633

Total accrued expenses and other current liabilities	$876,306	$313,754

(11)	Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
6.00% senior notes due 2019	$800,000	$—
6.25% senior notes due 2021	700,000	—
Term loan due 2016	600,000	—
Term loan due 2014	—	227,896
3.25% convertible senior notes due 2015	659,063	—
6.875% senior notes due 2013	260,287	—
7.25% senior notes due 2014	298,285	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Other	19,496	7,819
Debt discount, net	(93,988)	(67,349)

Total long-term debt	3,530,643	754,151
Less current portion	916,094	11,839

Long-term debt, net of current portion	$2,614,549	$742,312

New Notes Indenture and the New Senior Notes

On June 1, 2011, Alpha, certain of Alpha’s wholly owned domestic subsidiaries (collectively, the “Alpha Guarantors”) and Union Bank, N.A., as trustee, entered into an indenture (the “Base Indenture”) and a first supplemental indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “New Notes Indenture”) governing Alpha’s newly issued 6.00% Senior Notes due 2019 (the “2019 Notes”) and 6.25% Senior Notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “New Senior Notes”).

On June 1, 2011, in connection with the Acquisition, Alpha, the Alpha Guarantors, Massey, and certain wholly owned subsidiaries of Massey (the “Massey Guarantors” and, together with the Alpha Guarantors, the “Guarantors”), and Union Bank, N.A., as trustee, entered into a supplemental indenture (the “Second Supplemental Indenture”) to the New Notes Indenture pursuant to which Massey and certain wholly owned subsidiaries of Massey agreed to become additional guarantors for the New Senior Notes.

The 2019 Notes bear interest at a rate of 6.00% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2019. The 2021 Notes bear interest at a rate of 6.25% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2021.

As of June 30, 2011, the carrying values of the 2019 Notes and 2021 Notes were $800,000 and $700,000, respectively.

Alpha may redeem the 2019 Notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100.000% of the aggregate principal amount of the 2019 Notes plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. Alpha may redeem the 2019 Notes, in whole or in part, at any time during the twelve months commencing June 1, 2014, at 103.000% of the aggregate principal amount of the 2019 Notes, at any time during the twelve months commencing June 1, 2015, at 101.500% of the aggregate principal amount of the 2019 Notes, and at any time after June 1, 2016 at 100.000% of the aggregate principal amount of the 2019 Notes, in each case plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, Alpha may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds from certain equity offerings, at any time prior to June 1, 2014, at a redemption price equal to 106.000% of the aggregate principal amount of the 2019 Notes, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date, provided that at least 65% of the aggregate principal amount of the 2019 notes originally issued under the New Notes Indenture remains outstanding after the redemption and the redemption occurs within 180 days of the closing of such equity offering.

Alpha may redeem the 2021 Notes, in whole or in part, at any time prior to June 1, 2016, at a price equal to 100.000% of the aggregate principal amount of the 2021 Notes plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. Alpha may redeem the 2021 Notes, in whole or in part, at any time during the twelve months commencing June 1, 2016, at 103.125% of the aggregate principal amount of the 2021 Notes, at any time during the twelve months commencing June 1, 2017, at 102.083% of the aggregate principal amount of the 2021 Notes, at any time during the twelve months commencing June 1, 2018 at 101.042% of the aggregate principal amount of the 2021 Notes, and at any time after June 1, 2019, at 100.000% of the aggregate principal amount of the 2021 Notes, in each case plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, Alpha may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net cash proceeds from certain equity offerings, at any time prior to June 1, 2016, at a redemption price equal to 106.250% of the aggregate principal amount of the 2021 Notes, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date, provided that at least 65% of the aggregate principal amount of the 2021 notes originally issued under the New Notes Indenture remains outstanding after the redemption and the redemption occurs within 180 days of the date of the closing of such equity offering.

Upon the occurrence of a change in control repurchase event with respect to either series of the New Senior Notes, unless Alpha has exercised its right to redeem those New Senior Notes, Alpha will be required to offer to repurchase each holder’s New Senior Notes of such series at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The New Notes Indenture contains covenants that limit, among other things, Alpha’s ability to:

•	incur, or permit its subsidiaries to incur, additional debt;

•	issue, or permit its subsidiaries to issue, certain types of stock;

•	pay dividends on Alpha’s or its subsidiaries’ capital stock or repurchase Alpha’s common stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	limit dividends or other payments by its restricted subsidiaries to Alpha and its other restricted subsidiaries;

•	consolidate, merge or sell all or substantially all of its assets; and

•	make certain payments on Alpha’s or its subsidiaries’ subordinated debt.

These covenants are subject to a number of important qualifications and exceptions. These covenants may not apply at any time after the New Senior Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor’s Ratings Services and of at least Ba1 (stable) from Moody’s Investor Service, Inc.

Third Amended and Restated Credit Agreement

On May 19, 2011, in connection with the Acquisition, Alpha entered into a Third Amended and Restated Credit Agreement to amend and restate in its entirety the credit agreement dated as of July 30, 2004, as amended as of November 12, 2004 and as of October 18, 2005, as amended and restated as of July 7, 2006, as amended effective July 31, 2009 and as further amended and restated as of April 15, 2010 (as so amended and restated, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and restated by the Third Amended and Restated Credit Agreement, is referred to as the “New Credit Agreement”), with Citicorp North America, Inc., as administrative agent and as collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, The Royal Bank of Scotland plc and Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, Morgan Stanley Senior Funding, Inc., as sole syndication agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers, and various other financial institutions, as lenders. The terms of the New Credit Agreement superseded the Existing Credit Agreement in its entirety upon the satisfaction of certain conditions precedent, which included the consummation of the Acquisition on or prior to September 1, 2011 (the satisfaction of such conditions precedent is referred to as the “initial Credit Event”). The Existing Credit Agreement remained in full force and effect until the occurrence of the initial Credit Event.

Upon the occurrence of the initial Credit Event on June 1, 2011, the New Credit Agreement provided for a $600,000 senior secured term loan A facility (the “Term Loan Facility”) and a $1,000,000 senior secured revolving credit facility (the “Revolving Facility”). Pursuant to the New Credit Agreement, Alpha may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $1,250,000 plus an additional $750,000 subject to compliance with a consolidated senior secured leverage ratio. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in such loans or commitments will be subject to certain customary conditions precedent.

As of June 30, 2011, the carrying value of the Term Loan Facility was $600,000 with $30,000 classified as current portion of long-term debt. There were no borrowings outstanding under the Revolving Facility as of June 30, 2011. Letters of credit outstanding at June 30, 2011 under the Revolving Facility were $1,300.

Interest Rate and Fees. Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at Alpha’s option, either (a) a base rate determined by reference to the highest of (i) the rate that Citibank, N.A. announces from time to time as its prime or base commercial lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) a LIBO rate for a 30-day interest period as determined on such day, plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the New Credit Agreement is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBO rate borrowings. Commencing October 1, 2011, the applicable margin for borrowings under the New Credit Agreement will be subject to adjustment each fiscal quarter based on Alpha’s consolidated leverage ratio for the preceding fiscal quarter. Swingline loans will bear interest at a rate per annum equal to the base rate plus the applicable margin. The interest rate in effect at June 30, 2011 was 3.5625%. In addition to paying interest on outstanding principal under the New Credit Agreement, Alpha is required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum. Commencing October 1, 2011, the commitment fee will be subject to adjustment each fiscal quarter based on Alpha’s consolidated leverage ratio for the preceding fiscal quarter. Alpha must also pay customary letter of credit fees and agency fees.

Mandatory Prepayments. The New Credit Agreement requires Alpha to prepay outstanding loans, subject to certain exceptions, with (i) 100% of the net cash proceeds (including the fair market value of noncash proceeds) from certain asset sales and condemnation events in excess of the greater of $1,500,000 and 15% of consolidated tangible assets as of the end of each fiscal year, (ii) 100% of the aggregate gross proceeds (including the fair market value of noncash proceeds) from certain Intracompany Disposals (as defined in the Credit Agreement) exceeding $500,000 during the term of the New Credit Agreement and (iii) 100% of the net cash proceeds from any incurrence or issuance of certain debt, other than debt permitted under the New Credit Agreement. Mandatory prepayments will be applied first to the Term Loan Facility and thereafter to reductions of the commitments under the Revolving Facility. If at any time the aggregate amount of outstanding revolving loans, swingline loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Revolving Facility exceeds the commitment amount, Alpha will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.

Voluntary Prepayments; Reductions in Commitments. Alpha may prepay, in whole or in part, amounts outstanding under the New Credit Agreement, with prior notice but without premium or penalty (other than customary “breakage” costs with respect to LIBO rate loans) and in certain minimum amounts. Alpha may also repurchase loans outstanding under the Term Loan Facility pursuant to standard reverse Dutch auction and open market purchase provisions, subject to certain limitations and exceptions. Alpha may make voluntary reductions to the unutilized commitments of the Revolving Facility from time to time without premium or penalty.

Amortization and Final Maturity. Beginning on September 30, 2011, Alpha is required to make scheduled quarterly amortization payments with respect to loans under the Term Loan Facility. In the last two quarters of 2011 and the first two quarters of 2012, each quarterly amortization payment will be in an amount equal to 1.25% of the original principal amount of the term loans. In the last two quarters of 2012 and the first two quarters of 2013, each quarterly amortization payment will be in an amount equal to 2.5% of the original principal amount of the term loans. In the last two quarters of 2013 and the first two quarters of 2014, each quarterly amortization payment will be in an amount equal to 3.75% of the original principal amount of the term loans. In the last two quarters of 2014 and the first two quarters of 2015, each quarterly amortization payment will be in an amount equal to 5% of the original principal amount of the term loans. In the last two quarters of 2015 and the first two quarters of 2016, each quarterly amortization payment will be in an amount equal to 12.5% of the original principal amount of the term loans. There is no scheduled amortization under the Revolving Facility. The principal amount outstanding on the loans under the Revolving Facility will be due and payable on June 30, 2016. The Term Loan Facility and Revolving Facility will each mature on June 30, 2016.

Guarantees and Collateral. All obligations under the New Credit Agreement are unconditionally guaranteed by certain of Alpha’s existing wholly owned domestic subsidiaries, and are required to be guaranteed by certain of Alpha’s future wholly owned domestic subsidiaries. All obligations under the New Credit Agreement and certain hedging and cash management obligations with lenders and affiliates of lenders thereunder are secured, subject to certain exceptions, by substantially all of Alpha’s assets and the assets of Alpha’s subsidiary guarantors, in each case subject to exceptions, thresholds and limitations.

Certain Covenants and Events of Default. The New Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, restrict Alpha’s ability and the ability of Alpha’s subsidiaries to:

•	make investments, loans and acquisitions;

•	incur additional indebtedness;

•	incur liens;

•	consolidate or merge;

•	sell assets, including capital stock of its subsidiaries;

•	pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its other Indebtedness;

•	engage in transactions with its affiliates;

•	materially alter the business it conducts; and

•	create restrictions on the payment of dividends or other amounts to Alpha from Alpha’s restricted subsidiaries.

In addition, the New Credit Agreement requires Alpha to comply with certain financial ratio maintenance covenants.

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $25,000.

Alpha Credit Facility

The Alpha Credit Facility (the “Facility”) consisted of term loans and revolving credit facility commitments due on July 31, 2014. During the six months ended June 30, 2011, borrowings under the Facility totaling $227,896 were repaid. The Facility was replaced with the New Credit Agreement as described above. As of December 31, 2010, the Company’s secured term loans had a carrying value of $226,705, net of debt discount of $1,191, with $11,839 classified as current portion of long-term debt.

3.25% Convertible Senior Notes due 2015

As a result of the Acquisition, the Company became a guarantor of Massey’s 3.25% Convertible Notes, with aggregate principal outstanding at June 1, 2011 of $659,063. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year. The 3.25% Convertible Notes will mature on August 1, 2015, unless earlier repurchased by the Company or converted. The 3.25% Convertible Notes had a fair value of $730,900 at the acquisition date. The Company accounts for the 3.25% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. At June 1, 2011, the debt and equity components were $620,525, net of debt discount of $38,538, and $110,375, respectively. The debt component was classified as current portion of long-term debt at June 30, 2011 because the Acquisition qualified as a Fundamental Change as defined in the indenture governing the 3.25% Convertible Notes (the “3.25% Convertible Notes Indenture”). As the 3.25% Convertible Notes were redeemable at the option of the holders at June 30, 2011 as a result of the Fundamental Change Repurchase Right (as defined in the 3.25% Convertible Notes Indenture), the Company also reclassified $38,011 to mezzanine equity from permanent equity. As of June 30, 2011, the carrying amount of the debt was $621,052, net of debt discount of $38,011. As of June 30, 2011, the carrying amount of the equity component totaled $110,375, with $38,011 in mezzanine equity and $72,364 in permanent equity. The sum of the debt component and the mezzanine equity component represent the aggregate principal redeemable at the option of the holders at June 30, 2011. The mezzanine equity component will be reclassified to permanent equity at the expiration of the fundamental change period on July 5, 2011. The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.

From and after the effective date of the Acquisition, the consideration deliverable upon conversion of the 3.25% Convertible Notes ceased to be based upon Massey common stock and instead became based upon Reference Property (as defined in the 3.25% Convertible Notes Indenture) consisting of 1.025 shares of Alpha common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at the Company’s election.

6.875% Senior Notes due 2013

The Company assumed Massey’s 6.875% Senior Notes due 2013 (the “2013 Notes”) with an aggregate principal amount outstanding of $760,000 as part of the Acquisition. On June 1, 2011, the Company paid $525,532, which included a premium payment and accrued but unpaid interest, pursuant to its cash tender offer for the 2013 Notes. In addition, on June 1, 2011, the Company paid $274,504 into a redemption settlement trust to redeem all the 2013 Notes that remained outstanding after the tender offer. The Company has recorded an asset of $265,557 in prepaid expenses and other current assets at June 30, 2011, which represents the balance in the redemption settlement trust. The Company recorded the redemption portion of the debt at its fair value on June 1, 2011 of $264,017. Upon redemption of the 2013 Notes on the redemption date of July 1, 2011, the related asset and liability will be removed from the consolidated balance sheets. As of June 30, 2011, the carrying value of the 2013 Notes was $260,287, net of a debt premium of $3,730.

7.25% Senior Notes due 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, has senior notes that mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 at both June 30, 2011 and December 31, 2010. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA, ANR Receivables Funding LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. In connection with the Acquisition, Massey and certain subsidiaries of Massey also became guarantors of the 2014 Notes. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2011 and 2012, respectively, plus accrued interest. As of June 30, 2011, the carrying value of the 2014 Notes was $297,414, net of debt discount of $871. As of December 31, 2010, the carrying value of the 2014 Notes was $297,272, net of debt discount of $1,013.

Subsequent to June 30, 2011, the Company gave notice that all of the Company’s outstanding 2014 Notes will be redeemed and become due and payable on August 18, 2011 (the “Redemption Date”) at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued and unpaid interest up to but excluding the Redemption Date.

2.375% Convertible Senior Notes due 2015

As of June 30, 2011 and December 31, 2010, the Company had $287,500 aggregate principal amount of 2.375% Convertible Notes. The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless earlier repurchased by the Company or converted. The Company accounts for the 2.375% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%. As of June 30, 2011 and December 31, 2010, the carrying amounts of the debt component were $228,664 and $222,355, respectively. As of June 30, 2011 and December 31, 2010, the unamortized debt discount was $58,836 and $65,145, respectively. As of June 30, 2011 and December 31, 2010, the carrying amount of the equity component was $69,851.

The 2.375% Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The 2.375% Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The 2.375% Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of 2.375% Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the indenture governing the 2.375% Convertible Notes (the “2.375% Convertible Notes Indenture”). Upon conversion of the 2.375% Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock, or a combination thereof, at the Company’s election.

Accounts Receivable Securitization

The Company and certain of its subsidiaries are party to an accounts receivable securitization facility with a third party financial institution (the “A/R Facility”). The capacity of the A/R Facility was increased from $150,000 to $190,000 in June 2011. As of June 30, 2011 and December 31, 2010, letters of credit in the amount of $163,600 and $63,805, respectively, were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

(12)	Asset Retirement Obligations

As of June 30, 2011 and December 31, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $644,823 and $222,993, respectively. Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2010	$222,993
Asset retirement obligations assumed in Acquisition	414,925
Accretion for the period	11,152
Revisions in estimated cash flows	586
Expenditures for the period	(4,833)

Total asset retirement obligations at June 30, 2011	$644,823
Less current portion	67,376

Long-term portion	$577,447

(13)	Other Non-current Liabilities

Other non-current liabilities consisted of the following:

	June 30, 2011	December 31, 2010

Self insured workers’ compensation obligations	$155,251	$43,767
Black lung obligations	133,130	45,021
Below-market contract obligations	704,824	13,031
Derivative financial instruments	40,787	9,050
Income taxes	13,960	13,960
Deferred production taxes	13,059	12,230
Other	73,182	17,980

Total other non-current liabilities	$1,134,193	$155,039

(14)	Fair Value of Financial Instruments and Fair Value Measurements

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

Long-term Debt: The fair values of the 2.375% Convertible Notes, 3.25% Convertible Notes and the New Senior Notes with the exception of the 2013 Notes, were estimated using observable market prices as these securities are traded. The fair values of the term loans were estimated based on market rates of interest offered to the Company for debt of similar maturities.

The estimated fair values of long-term debt were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.00% senior notes due 2019	$800,000	$812,920	$—	$—
6.25% senior notes due 2021	700,000	709,275	—	—
Term loan due 2016	600,000	603,727	—	—
Term loan due 2014 (1)	—	—	226,705	231,475
3.25% convertible senior notes due 2015 (2)	621,052	688,457	—	—
6.875% senior notes due 2013 (3)	264,017	264,017	—	—
7.25% senior notes due 2014 (4)	297,414	302,610	297,272	303,505
2.375% convertible senior notes due 2015 (5)	228,664	337,401	222,355	383,094

Total long-term debt	$3,511,147	$3,718,407	$746,332	$918,074

(1)	Net of debt discount of $1,191 as of December 31, 2010.
(2)	Net of debt discount of $38,011 as of June 30, 2011.
(3)	Net of debt premium of $3,730 as of June 30, 2011.
(4)	Net of debt discount of $871 and $1,013 as of June 30, 2011 and December 31, 2010, respectively.
(5)	Net of debt discount of $58,836 and $65,145 as of June 30, 2011 and December 31, 2010, respectively.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$84,020	$84,020	$—	$—
Mutual funds held in rabbi trust	$3,085	$3,085	$—	$—
Corporate debt securities	$289,429	$—	$289,429	$—
Forward coal sales	$(125,141)	$—	$(125,141)	$—
Forward coal purchases	$7,374	$—	$7,374	$—
Commodity swaps	$22,218	$—	$22,218	$—
Interest rate swaps	$(16,621)	$—	$(16,621)	$—

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$132,094	$132,094	$—	$—
Corporate debt securities	$145,256	$—	$145,256	$—
Forward coal sales	$(3,958)	$—	$(3,958)	$—
Forward coal purchases	$2,674	$—	$2,674	$—
Commodity swaps	$10,523	$—	$10,523	$—
Commodity options	$(264)	$—	$(264)	$—
Interest rate swaps	$(21,304)	$—	$(21,304)	$—
Freight swaps	$(47)	$—	$(47)	$—

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

(15)	Derivative Financial Instruments

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the six months ended June 30, 2011. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to 37% and 36% of anticipated diesel fuel usage for the remaining six months of 2011 and calendar year 2012, respectively. The average fixed price per swap for diesel fuel hedges is $2.46 per gallon and $2.73 per gallon for the remaining six months of 2011 and calendar year 2012, respectively. As of June 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 26% and 32% of anticipated explosives usage in the Powder River Basin for the remaining six months of 2011 and calendar year 2012, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of June 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 77% and 59% of anticipated natural gas production for the remaining six months of 2011 and for fiscal year 2012, respectively.

Interest Rate Swap

The Company has variable rate debt outstanding and is subject to interest rate risk based on volatility in underlying interest rates. The interest rate swap is not designated as a qualifying cash flow hedge and, therefore, changes in fair value are recorded in current period earnings and losses.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2011	December 31, 2010
Commodity swaps (1)	$26,489	$13,910

Derivatives not designated as cash flow hedging instruments	June 30, 2011	December 31, 2010
Forward coal purchases (2)	$7,419	$2,674
Forward coal sales (3)	7,498	—
Commodity swaps (4)	55	19

Total	$14,972	$2,693

Total asset derivatives	$41,461	$16,603

(1)

As of June 30, 2011, $22,762 is recorded in prepaid expenses and other current assets and $3,727 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $10,865 is recorded in prepaid expenses and other current assets and $3,045 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2)

As of June 30, 2011, $7,419 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $2,674 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3)	As of June 30, 2011, $7,190 is recorded in prepaid expenses and other current assets and $308 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.
(4)

As of June 30, 2011, $55 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $19 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2011	December 31, 2010
Commodity swaps (1)	$3,930	$3,370

Derivatives not designated as cash flow hedging instruments	June 30, 2011	December 31, 2010
Forward coal sales (2)	$132,639	$3,958
Forward coal purchases (3)	45	—
Commodity swaps (4)	396	36
Commodity options-coal (5)	—	264
Interest rate swap (6)	16,621	21,304
Freight swap (7)	—	47

Total	$149,701	$25,609

Total liability derivatives	$153,631	$28,979

(1)

As of June 30, 2011, $963 is recorded in accrued expenses and other current liabilities and $2,967 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $3,256 is recorded in accrued expenses and other current liabilities and $114 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)

As of June 30, 2011, $98,763 is recorded in accrued expenses and other current liabilities and $33,876 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $3,958 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3)	As of June 30, 2011, $45 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
(4)

As of June 30, 2011, $200 is recorded in accrued expenses and other current liabilities and $196 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $36 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(5)	As of December 31, 2010, $40 is recorded in accrued expenses and other current liabilities and $224 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.
(6)

As of June 30, 2011, $12,873 is recorded in accrued expenses and other current liabilities and $3,748 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $12,592 is recorded in accrued expenses and other current liabilities and $8,712 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(7)	As of December 31, 2010, $47 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2011 and 2010 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
cash flow hedging instruments	2011	2010	2011	2010
Commodity swaps (1) (2)	$8,101	$(226)	$13,133	$(2,594)

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.
(2)	Net of tax.

	Gain (loss) recorded in earnings
Derivatives not designated as	Three months ended June 30,		Six months ended June 30,
cash flow hedging instruments	2011	2010	2011	2010
Forward coal sales (1)	$(5,169)	$(1,818)	$(2,806)	$(3,066)
Forward coal purchases (1)	2,305	(1,893)	422	457
Commodity swaps (2)	(476)	(262)	(391)	(611)
Commodity options-diesel fuel (2)	—	(91)	—	(91)
Commodity options-coal (1)	—	533	(65)	(158)
Interest rate swap (3)	(1,076)	(5,005)	(1,520)	(5,952)
Freight swap (2)	—	—	84	—

	$(4,416)	$(8,536)	$(4,276)	$(9,421)

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.
(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.
(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($12,000), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$8,443	$899
Net change associated with current year hedging transactions	13,133	(2,594)
Net amounts reclassified to earnings	(8,101)	226

Balance at end of period	$13,475	$(1,469)

(16)	Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Continuing operations	$(9,494)	$(4,928)	$4,473	$16,350
Discontinued operations	—	(231)	—	(649)

Total	$(9,494)	$(5,159)	$4,473	$15,701

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Federal statutory income tax (benefit) expense	$(23,046)	$11,988	$(711)	$24,570
Increases (reductions) in taxes due to:
Percentage depletion allowance	9,574	(15,451)	292	(30,920)
State taxes, net of federal tax impact	(1,152)	(227)	(62)	(437)
Deduction for domestic production activities	610	(1,884)	—	(3,771)
Change in law - Medicare Part D Subsidy	—	—	—	25,566
State statutory tax rate change, net of federal tax impact	(9,325)	—	(9,325)	—
State apportionment change, net of federal tax impact	8,343	—	8,343	—
Non-deductible acquisition costs	5,961	—	5,961	—
Other, net	(459)	646	(25)	1,342

Income tax (benefit) expense from continuing operations	$(9,494)	$(4,928)	$4,473	$16,350

The Patient Protection and Affordable Care Act (the “PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated beginning in years ending after December 31, 2012. During the six months ended June 30, 2010, the income tax effect related to the acts was a reduction of $25,566 to the deferred tax asset related to the postretirement prescription drug benefits.

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets include the following amounts:

	June 30, 2011	December 31, 2010
Deferred tax assets
Asset retirement obligations	$188,801	$87,904
Other liabilities	27,770	48,989
Pension and postretirement medical obligations	416,354	280,490
Alternative minimum tax credit carryforwards	235,409	120,431
Goodwill	10,284	10,848
Workers’ compensation obligations	118,214	38,928
Acquired intangibles, net	141,419	—
Other assets	—	13,012
Net operating loss carryforwards	275,864	18,251

Gross deferred tax assets	1,414,115	618,853
Less valuation allowance	(29,844)	(10,975)

Total net deferred tax assets	1,384,271	607,878

Deferred tax liabilities
Property, equipment and mineral rights	(3,057,837)	(707,616)
Acquired coal supply agreements	—	(55,408)
Other assets	—	(38,061)
Debt discount	(37,937)	(26,549)

Total deferred tax liabilities	(3,095,774)	(827,634)

Net deferred tax liability	$(1,711,503)	$(219,756)

The breakdown of the net deferred tax liability as recorded in the accompanying Condensed Consolidated Balance Sheets is as follows:

	June 30, 2011	December 31, 2010
Current asset	$239,064	$29,652
Noncurrent liability	(1,950,567)	(249,408)

Total net deferred tax liability	$(1,711,503)	$(219,756)

(17)	Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postemployment health care and life insurance, defined benefit and defined contribution pension plans, and provides workers’ compensation and black lung benefits.

In conjunction with the Acquisition, the Company assumed a qualified non-contributory defined benefit pension plan, which covers substantially all administrative and non-union employees of Massey. Based on a participant’s entrance date to the plan, the participant may accrue benefits based on one of four benefit formulas. An independent trustee holds the plan assets for the qualified defined benefit pension plan. The plan assets include cash and cash equivalents, corporate and government bonds, preferred and common stocks and an investment in a group annuity contract. The liability recognized at June 1, 2011 as a result of the Acquisition was $86,996.

In addition to the qualified defined benefit pension plan noted above, the Company assumed a nonqualified supplemental benefit pension plan for certain salaried employees. Participants in this nonqualified supplemental benefit pension plan accrue benefits under the same formula as the qualified defined benefit pension plan, however, where the benefit is capped by the Internal Revenue Service (“IRS”) limitations, this nonqualified supplemental benefit pension plan compensates for benefits in excess of the IRS limit. This supplemental benefit pension plan is unfunded. The liability recognized at June 1, 2011 as a result of the Acquisition was $20,634.

The Company also assumed defined benefit health care plans as a result of the Acquisition that provide postretirement medical benefits to eligible union and non-union employees. To be eligible, retirees must meet certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits and retiree contributions. These plans are unfunded. The liability recognized at June 1, 2011 as a result of the Acquisition was $185,131.

Also, as a result of the Acquisition, the Company assumed obligations related to providing black lung benefits to certain employees. The obligation for the self-insured black lung benefits is an estimate of the cost of such benefits as determined by an independent actuary at the present value of the actuarially computed liability. The liability recognized at June 1, 2011 as a result of the Acquisition was $93,875.

The components of net periodic cost, including the portion related to the obligations assumed in the Acquisition, are included in the tables below.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1,095	$1,733	$1,095	$3,807
Interest cost	4,932	3,583	8,083	7,239
Expected return on plan assets	(5,918)	(3,217)	(10,003)	(6,456)
Amortization of net actuarial gain (loss)	126	58	(134)	58
Gain on settlement	(2,182)	—	(2,182)	—

Net periodic benefit cost	$(1,947)	$2,157	$(3,141)	$4,648

Massey Defined Benefit Pension Plans

The weighted-average actuarial assumptions used in determining the benefit obligation as of June 1, 2011 and the net periodic benefit cost for the three and six months ended June 30, 2011 for the defined benefit pension plans assumed in the Acquisition were as follows:

2011
Discount rate	5.39%
Rate of increase in future compensation	3.00%
Expected long-term return on plan assets	7.75%

The discount rate assumption is determined from a published yield-curve table matched to the timing of the Company’s projected cash out flows.

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$920	$2,330	$5,208	$5,103
Interest cost	10,864	9,095	19,657	17,917
Amortization of prior service cost (credit)	(238)	524	(476)	1,074
Amortization of net actuarial gain (loss)	599	(251)	599	(251)

Net periodic benefit cost	$12,145	$11,698	$24,988	$23,843

Massey Postretirement Benefit Plans

The weighted-average assumptions used in determining the postretirement plans’ benefit obligation as of June 1, 2011 and the net periodic postretirement medical benefit cost for the three and six months ended June 30, 2011 was as follows:

2011
Discount rate	5.28%

The discount rate assumption is determined from a published yield-curve table matched to the timing of the plan’s projected cash out flows.

The following presents information about the postretirement plans’ weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

Health care cost trend rate assumed for the next year	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2017

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$754	$360	$1,161	$674
Interest cost	989	577	1,580	1,057
Expected return on plan assets	(7)	(16)	(13)	(36)
Amortization of net actuarial loss	209	105	418	134

Net periodic benefit cost	$1,945	$1,026	$3,146	$1,829

Massey Workers’ Compensation and Pneumoconiosis (Black Lung)

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of June 31, 2011 and the net periodic benefit cost for the three and six months ended June 30, 2011 were as follows:

2011
Discount rate	5.22%
Rate of increase in future compensation	3.00%
Health care cost trend rate	3.00%

(18)	Stock-Based Compensation Awards

On May 19, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the 2010 LTIP. The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of June 30, 2011, 2,480,967 shares of common stock were available for grant under the plan.

During the six months ended June 30, 2011, the Company awarded certain of its executives and key employees 304,097 time-based restricted share units and 227,199 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 227,199 performance-based restricted share units awarded during the six months ended June 30, 2011 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period. The Company issued 915,509 fully vested stock options to Massey employees to replace outstanding Massey options with an estimated fair market value of $29,217, of which $5,717 was expensed immediately and the remainder was treated as part of the purchase consideration for the Acquisition. The Company estimated the fair market value using a trinomial lattice model with assumptions for volatility, expected remaining life of options, expected dividend yield and a risk-free rate of interest.

At June 30, 2011, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $36,061 and $8,301, for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense totaled $47,009 and $17,007, for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, approximately 76% and 77%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. For the six months ended June 30, 2011 and 2010, approximately 74% and 73%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 24% and 23%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended June 30, 2011 and 2010, respectively. Approximately 26% and 27%, of stock-based compensation expense was recorded as cost of coal sales for the six months ended June 30, 2011 and 2010, respectively.

Stock-based compensation expense for the three and six months ended June 30, 2011 included $21,216, inclusive of the $5,717 discussed above, related to replacing or otherwise settling outstanding stock-based compensation awards for Massey employees in connection with the Acquisition.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the six months ended June 30, 2011 and 2010, the Company repurchased 193,948 and 347,716, respectively, of common shares from employees at an average price paid per share of $58.32 and $45.58, respectively.

(19)	Commitments and Contingencies

(a) General

Estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss may be incurred and that the loss could be material.

(b) Commitments and Contingencies

Commitments

In connection with the July 31, 2009 merger of Alpha Natural Resources, Inc. and Foundation Coal Holdings, Inc. (“Foundation”) (the “Foundation Merger”), the Company assumed the obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $180,540, payable in five equal annual installments of $36,108. The first two installments were paid in 2009 and 2008 by Foundation. The third and fourth installments have been paid by the Company. The remaining annual installment of $36,108 is due on May 1, 2012.

Also, see Note 11 regarding the Company’s other debt.

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

Letters of Credit

The amount of outstanding bank letters of credit issued under the A/R Facility as of June 30, 2011 was $163,600. As of June 30, 2011, the Company had $1,300 of additional letters of credit outstanding under the Revolving Facility.

(d) Legal Proceedings

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries are stated, the claimed amount may be exaggerated or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and development of important factual information and legal issues to enable the Company to estimate a range of possible loss.

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized litigation expense, net of expected insurance recoveries, associated with litigation-related reserves of $800 and $500 during the three months ended June 30, 2011 and 2010, respectively.

Federal Class Action

On April 29, 2010 and May 28, 2010, two consolidated purported class actions that have been subsequently consolidated into one case were brought against Massey, now the Company’s subsidiary Alpha Appalachia Holdings, Inc., (“Alpha Appalachia” or “Massey”) in connection with alleged violations of the federal securities laws pending in the United States District Court for the Southern District of West Virginia. The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey’s operations and that Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act. The lead plaintiffs seek a determination that this action is a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings arising from the same facts that allegedly gave rise to the action. The United States subsequently informed the court that it and the lead plaintiffs had reached an agreement whereby, if the court decides to lift the PSLRA discovery stay, the United States and the lead plaintiffs request that the court limit discovery in certain respects. Briefing on the lead plaintiffs’ motion to partially lift the PSLRA discovery stay is now complete, and the motion is pending before the court.

On April 25, 2011, the defendants filed motions to dismiss the operative complaint.

Upper Big Branch (“UBB”) Mine

On April 5, 2010, an explosion occurred at the UBB mine, resulting in the deaths of 29 miners and serious physical injuries and/or alleged psychiatric injuries to two others. The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) have undertaken investigations into the cause of the UBB explosion. Additionally, the U.S. Attorney for the Southern District of West Virginia has commenced a grand jury investigation. The Company’s own investigation is on-going. The GIIP published its final report on May 19, 2011. MSHA and the State have indicated that they will issue their respective reports later this year.

The Company cannot provide any assurance as to the outcome of these investigations, including whether or not it becomes subject to possible criminal and civil penalties or enforcement actions. In order to accommodate these investigations, the UBB mine has been idled since the explosion. The Company has recently sought permission to permanently close the UBB mine; regulatory authorities have not yet granted such permission. As of June 30, 2011, fourteen of the families of the deceased miners had filed wrongful death suits against the Company’s subsidiary Alpha Appalachia, while five of the families had signed court-approved agreements to settle their claims. In addition, as of June 30, 2011, four employees had filed lawsuits against the Company’s subsidiary Alpha Appalachia alleging emotional distress or personal injuries due to their proximity to the explosion.

Derivative Litigation and Related Class Action Litigation

A number of purported former Massey stockholders have brought lawsuits derivatively, purportedly on behalf of Massey, which is now the Company’s subsidiary, Alpha Appalachia, in West Virginia and Delaware state courts, in connection with the April 5, 2010 explosion at UBB and related claims. Certain of these former stockholders have also initiated contempt proceedings in West Virginia state court in connection with alleged violations of the settlement of a previous derivative lawsuit. In addition, these and other purported former Massey stockholders have asserted class action claims allegedly arising out of the acquisition of Massey by Alpha in Delaware and West Virginia state courts and Virginia federal court. These cases are summarized below.

Delaware Chancery Court

In a case filed on April 23, 2010 in Delaware Chancery Court, In re Massey Energy Company Derivative and Class Action Litigation (“In re Massey”), a number of purported former Massey stockholders (the “Delaware Plaintiffs”) allege, purportedly on behalf of Massey, that certain former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, allegedly resulting in fines against Massey and the explosion at UBB, and by wasting corporate assets by paying allegedly excessive and inflated amounts to former Massey Chairman and Chief Executive Officer Don L. Blankenship as part of his retirement package. The Delaware Plaintiffs also allege, on behalf of a purported class of former Massey stockholders, that certain former Massey directors breached their fiduciary duties by agreeing to the acquisition of Massey by Alpha. The Delaware Plaintiffs allege that defendants breached their fiduciary duties by failing to secure the best price possible, by failing to secure any downside protection for the acquisition consideration, and by purportedly eliminating the possibility of a superior proposal by agreeing to a “no shop” provision and a termination fee. In addition, the Delaware Plaintiffs allege that defendants agreed to the acquisition to eliminate the liability that defendants faced on the Delaware Plaintiffs’ derivative claims. Finally, the Delaware Plaintiffs allege that defendants failed to fully disclose all material information necessary for Massey stockholders to cast an informed vote on the acquisition.

The Delaware Plaintiffs also name the Company as defendants along with Mountain Merger Sub, Inc. (“Merger Sub”), the Company’s wholly-owned subsidiary created for purposes of effecting the Acquisition, which, at the effective time of the Acquisition, was merged with and into Massey. The Delaware Plaintiffs allege that the Company and Merger Sub aided and abetted the former Massey directors’ alleged breaches of fiduciary duty and agreed to orchestrate the acquisition for the purpose of eliminating the former Massey directors’ potential liability on the derivative claims.

The Delaware Plaintiffs seek an award against each defendant for restitution and/or compensatory damages, plus pre-judgment interest; an order establishing a litigation trust to preserve the derivative claims asserted in the complaint; and an award of costs, disbursements and reasonable allowances for fees incurred in this action. The Delaware Plaintiffs also sought to enjoin consummation of the Acquisition. The court denied their motion for a preliminary injunction on May 31, 2011.

Two additional putative class actions were brought against Massey, certain former Massey directors and officers, the Company and Merger Sub in the Delaware Court of Chancery following the announcement of the Acquisition. Silverman v. Phillips, et al., filed on February 7, 2011 (“Silverman”), and Goe v. Massey Energy Company, et al., filed on February 14, 2011 (“Goe”), assert allegations that are nearly identical to those made by the Delaware Plaintiffs in In re Massey. Silverman and Goe were consolidated for all purposes with In re Massey on February 9, 2011 and February 24, 2011, respectively.

On June 10, 2011, Alpha Appalachia and the former Massey director and officer defendants moved to dismiss the Delaware Plaintiffs’ derivative claims on the ground that the Delaware Plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, and the Company and Merger Sub moved to dismiss the purported class action claim against the Company for failure to state a claim upon which relief may be granted.

West Virginia State Court

In a case filed on April 15, 2010 in West Virginia state court, a number of purported former Massey stockholders (the “West Virginia Plaintiffs”) allege, purportedly on behalf of Massey, that certain former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, allegedly resulting in fines against Massey and the explosion at UBB. The West Virginia Plaintiffs seek an award against each defendant and in favor of Massey for the amount of damages sustained by Massey as a result of defendants’ alleged breaches of fiduciary duty and an award to the West Virginia Plaintiffs of the costs and disbursements of the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.

On May 2, 2011, the West Virginia Plaintiffs moved for leave to amend their complaint to add Alpha and Merger Sub as additional defendants and to add claims allegedly arising out of the then-proposed Acquisition. In their proposed amended complaint, the West Virginia Plaintiffs allege that certain former Massey directors breached their fiduciary duties by failing to obtain the highest price reasonably available for Massey and by failing to disclose material information to Massey’s then-stockholders in connection with the stockholder vote on the acquisition. The West Virginia Plaintiffs also allege that Massey, Merger Sub and the Company aided and abetted the former Massey directors’ breaches of fiduciary duty. The West Virginia Plaintiffs further allege that certain former Massey directors wasted corporate assets by failing to maintain sufficient internal controls over Massey’s safety and environmental reporting; failing to properly consider the interests of Massey and its stockholders, including the value of the derivative claims asserted by the West Virginia Plaintiffs in the acquisition; failing to conduct proper supervision; paying undeserved incentive compensation to certain Massey executive directors, particularly Defendant Blankenship during Massey’s alleged years of noncompliance with safety regulations and more recently as part of Blankenship’s retirement package; incurring millions of dollars in fines due to safety and environmental violations; and incurring potentially hundreds of millions of dollars of legal liability and/or legal costs to defend defendants’ allegedly unlawful actions. Finally, the West Virginia Plaintiffs’ proposed amended complaint alleges that certain former Massey directors were unjustly enriched by their compensation as directors. The court has not ruled on the motion to amend.

On May 25, 2011, the West Virginia Plaintiffs also filed a petition with the West Virginia Supreme Court for a preliminary injunction against the consummation of the Acquisition, which was denied on May 31, 2011.

On June 23, 2011, the defendants moved to dismiss the West Virginia Plaintiffs’ original complaint on the grounds that plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims.

U.S. District Court – Eastern District of Virginia

In the United States District Court for the Eastern District of Virginia, purported former Massey stockholder Benjamin Mostaed (“Mostaed”) alleges in a suit filed on February 2, 2011, and amended thereafter, purportedly on behalf of a class of former Massey stockholders, that Massey, Alpha and certain former Massey directors violated Sections 14(a) of the Exchange Act and Rule 14a-9 thereunder by filing a false and misleading preliminary proxy statement in connection with the then-proposed acquisition of Massey by Alpha; that Massey and certain former Massey directors violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 14(a) of the Exchange Act; that certain former Massey directors violated their fiduciary duties by causing Massey to enter into the Merger Agreement with Alpha pursuant to an unfair process that resulted in an unfair offer with preclusive deal protection devices that allegedly inhibited superior proposals; and that Massey and Alpha aided and abetted the former Massey directors’ alleged breaches of fiduciary duty. Mostaed sought an injunction preventing the consummation of the acquisition of Massey by Alpha; rescission of the Merger Agreement; and an award of the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. On June 24, 2011, Mostaed informed the court that, aside from a motion for an award of attorneys’ fees, discussed below, he did not intend to prosecute the action further and would voluntarily dismiss his claims.

On February 4, 2011, William D. Perkins (“Perkins”), another purported former Massey stockholder, filed a suit in the Eastern District of Virginia similar to Mostaed’s, which was consolidated with Mostaed’s on June 3, 2011. On July 13, 2011, Mostaed and Perkins moved for an award of attorneys’ fees, reimbursement of expenses and incentive awards, contending that voluntary remedial measures implemented by defendants and sought by Mostaed (i.e., additional disclosure) had mooted Mostaed’s claims. Mostaed and Perkins seek an award of $900 in attorneys’ fees and expenses and an incentive award to each of them in the amount of $2. Defendants have opposed that motion.

Contempt Proceedings

On April 16, 2010, Manville Personal Injury Settlement Trust (“Manville”), one of the West Virginia Plaintiffs, filed an application in the Circuit Court of Kanawha County, West Virginia requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey’s board of directors. In 2008, Manville and Massey had entered into a settlement agreement that provided, among other things, that the Massey Board of Directors would make a Corporate Social Responsibility report to its stockholders on an annual basis that would include, among other things, a report on the Company’s environmental and worker safety compliance. Manville now alleges that Massey’s 2009 Corporate Social Responsibility report did not contain a sufficient report on worker safety compliance, in alleged violation of the settlement order. On April 22, 2010, the court issued an order for a rule to show cause, initiating the contempt proceedings.

On May 31, 2011, Manville, now joined by the other two West Virginia Plaintiffs, filed a new application for civil contempt, requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey’s board of directors and certain then-current Massey officers in connection with certain additional alleged violations of the settlement order. On June 14, 2011, the court entered the rule to show cause and set a hearing date of October 24, 2011.

The individual defendants that have been served with the petition filed motions to dismiss, all of which are currently pending.

Well Water Suit

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against the Company’s subsidiaries Alpha Appalachia and Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices during the period of 1978 through 1987 allegedly contaminating plaintiffs’ water wells. Plaintiffs seek injunctive relief and compensatory damages in excess of $170,000 and unquantified punitive damages, including medical monitoring for the next 30 years.

At a mandatory settlement conference held by the Mingo Court on April 30, 2009, 180 plaintiffs agreed to settle all of their remaining claims and be dismissed from the case. The West Virginia Supreme Court issued an administrative order transferring the cases to the Mass Litigation Panel. A mediation of all pending suits held on February 22-23, 2011 in Charleston, West Virginia resulted in the final settlement of all medical monitoring claims, which will be paid by insurance proceeds. A final mediation held on July 25-27, 2011 resulted in a tentative settlement. The Company believes that the terms of the settlement will not result in any material impact on its results of operations.

Mine Water Discharge Suits

The Sierra Club and others have filed two citizens’ suits against several of the Company’s subsidiaries in federal court in the Southern District of West Virginia (“Southern District Court”) alleging violations of the terms of its water discharge permits. The plaintiffs in both cases seek both a civil penalty and injunctive relief.

One of the cases is limited to allegations that two of the Company’s subsidiaries, Independence Coal Company and Jacks Branch Coal Company, are violating limits on the allowable concentrations of selenium in their discharges of storm water from several surface mines. The plaintiffs have filed reports of experts contending that the Company’s subsidiaries should have commenced construction of selenium treatment units in October 2008. They claim that the failure to do so has saved the Company’s subsidiaries over $100,000 and asked the Southern District Court to require the Company to install selenium treatment systems and to impose a penalty that recoups all of the savings realized by the alleged non-compliance.

The other action is limited to claims that several of the Company’s subsidiaries are violating discharge limits on substances other than selenium, such as aluminum. The Company has entered into a tentative settlement regarding this case, which is subject to court approval. The Company believes that the terms of the settlement will not result in any material impact on the results of operations.

The West Virginia Department of Environmental Protection has brought civil enforcement actions against three of the Company’s subsidiaries, Riverside Energy Company, LLC, Paynter Branch Mining, Inc. and Pioneer Fuel Corporation, in various West Virginia state courts seeking civil penalties based on alleged discharge of selenium, and in one case, other materials, in excess of permitted levels. The Company does not believe that the amounts of any civil penalties resulting from these cases will be material to the results of operations.

Nicewonder Litigation

In December 2004, prior to the Company’s acquisition of Nicewonder in October 2005, the Affiliated Construction Trades Foundation brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became the Company’s wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI’s road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws and sought to enjoin performance of the contract, but did not seek monetary damages.

On September 30, 2009, the District Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to the Circuit Court in Kanawha County, West Virginia for resolution. On May 7, 2010, the Circuit Court of Kanawha County entered summary judgment in favor of NCI. The plaintiffs have filed a petition for appeal with the West Virginia Supreme Court of Appeals and the Court of Appeals accepted the appeal by order dated November 17, 2010. On June 22, 2011, the West Virginia Supreme Court reversed the circuit court order granting summary judgment in favor of NCI, and remanded the case for further proceedings. We do not believe that the outcome of this litigation will have a material impact on our results of operations.

Customer Dispute

A subsidiary of Alpha Appalachia had a dispute with one customer regarding whether or not binding contracts for the sale of coal were reached. On February 12, 2010, an arbitration panel awarded the customer $10,500. The decision was challenged in federal court. On June 2, 2010, the federal court rejected the challenge, and on July 14, 2011, the United States Court of Appeals for the Fourth Circuit affirmed the district court’s decision. The Company’s subsidiary previously paid a portion of the award, and will now pay the remaining balance, along with accrued interest.

Other Legal Proceedings

Massey and certain of its subsidiaries were also made parties to numerous lawsuits and other legal proceedings related to certain non-coal businesses previously conducted by its predecessor, Fluor Corporation. These lawsuits include the Alexander-Pederson-Helig cases, which resulted in late July 2011 in an unexpected jury award in the City of St. Louis Circuit Court in favor of the plaintiffs for $38,500 in compensatory and economic damages and $320,000 in punitive damages. Under the terms of the Distribution Agreement entered into by Massey and Fluor Corporation as of November 30, 2000 in connection with the spin-off of Fluor Corporation by Massey, Fluor Corporation has agreed to indemnify Massey with respect to all such legal proceedings and has assumed its defense. In addition, the Company understands that Fluor was indemnified for all liabilities related to the relevant businesses by another party in connection with Fluor’s sale of those businesses.

In addition to the matters disclosed above, the Company and its subsidiaries are involved in a number of legal proceedings incident to its normal business activities. While the Company cannot predict the outcome of these proceedings, the Company does not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon its consolidated cash flows, results of operations or financial condition.

(20)	Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$(56,352)	$38,797
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $6,028 and $9,780 for the three months ended June 30, 2011 and 2010, respectively	(9,961)	(15,583)
Change in fair value of cash flow hedges, net of income tax of $7,550 and $2,911 for the three months ended June 30, 2011 and 2010, respectively	(11,256)	(4,888)
Change in fair value of available-for-sale marketable securities, net of income tax of ($124) and ($94) for the three months ended June 30, 2011 and 2010, respectively	200	149

Total comprehensive income (loss)	$(77,369)	$18,475

Total comprehensive income (loss) is as follows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Net income (loss)	$(6,504)	$52,838
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $6,141 and $12,099 for the six months ended June 30, 2011 and 2010, respectively	(10,136)	(19,279)
Change in fair value of cash flow hedges, net of income tax of ($3,049) and $1,347 for the six months ended June 30, 2011 and 2010, respectively	5,032	(2,368)
Change in fair value of available-for-sale marketable securities, net of income tax of ($77) and ($197) for the six months ended June 30, 2011 and 2010, respectively	129	312

Total comprehensive income (loss)	$(11,479)	$31,503

The following table summarizes the components of accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $25,873 and $19,732 as of June 30, 2011 and December 31, 2010, respectively	$(46,166)	$(36,030)
Unrealized gains on cash flow hedges, net of income tax of ($8,084) and ($5,035) as of June 30, 2011 and December 31, 2010, respectively	13,475	8,443
Change in fair value of available-for-sale marketable securities, net of income tax of of ($79) and ($2) as of June 30, 2011 and December 31, 2010, respectively	133	4

Total accumulated other comprehensive income (loss)	$(32,558)	$(27,583)

(21)	Segment Information

The Company discloses information about operating segments based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2011, and Eastern Coal Operations, which consists of 103 underground mines and 47 surface mines in Northern and Central Appalachia as of June 30, 2011, as well as road construction and coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane at the Company’s Coal Gas Recovery business and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA from continuing operations, which the Company defines as income (loss) from continuing operations plus interest expense, income tax expense, amortization of acquired intangibles, net, and depreciation, depletion and amortization, less interest income and income tax benefit.

Segment operating results and capital expenditures from continuing operations for the three months ended June 30, 2011 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,441,943	$132,695	$18,800	$1,593,438
Depreciation, depletion, and amortization	$124,289	$14,411	$5,069	$143,769
Amortization of acquired intangibles, net	$(16,999)	$6,863	$530	$(9,606)
EBITDA from continuing operations	$245,427	$8,973	$(157,236)	$97,164
Capital expenditures	$98,787	$9,709	$7,071	$115,567
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures from continuing operations for the three months ended June 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$866,734	$122,497	$11,174	$1,000,405
Depreciation, depletion, and amortization	$73,365	$14,138	$3,595	$91,098
Amortization of acquired intangibles, net	$33,714	$21,919	$—	$55,633
EBITDA from continuing operations	$185,295	$17,583	$(4,237)	$198,641
Capital expenditures	$53,595	$9,562	$11,859	$75,016
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures from continuing operations for the six months ended June 30, 2011 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,407,006	$283,230	$33,940	$2,724,176
Depreciation, depletion, and amortization	$193,651	$29,486	$8,974	$232,111
Amortization of acquired intangibles, net	$(1,771)	$17,914	$530	$16,673
EBITDA from continuing operations	$442,049	$31,676	$(183,560)	$290,165
Capital expenditures	$122,301	$19,432	$30,935	$172,668
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures from continuing operations for the six months ended June 30, 2010 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,643,743	$256,588	$22,078	$1,922,409
Depreciation, depletion, and amortization	$150,236	$28,992	$6,997	$186,225
Amortization of acquired intangibles, net	$77,851	$43,739	$—	$121,590
EBITDA from continuing operations	$394,764	$38,310	$(15,961)	$417,113
Capital expenditures	$103,396	$15,512	$16,987	$135,895
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
EBITDA from continuing operations	$97,164	$198,641	$290,165	$417,113
Interest expense	(29,859)	(18,504)	(45,469)	(40,624)
Interest income	1,012	848	2,057	1,528
Income tax (expense) benefit	9,494	4,928	(4,473)	(16,350)
Depreciation, depletion and amortization	(143,769)	(91,098)	(232,111)	(186,225)
Amortization of acquired intangibles, net	9,606	(55,633)	(16,673)	(121,590)

Income (loss) from continuing operations	$(56,352)	$39,182	$(6,504)	$53,852

The following table presents total assets and goodwill as of June 30, 2011 and December 31, 2010:

	Total Assets		Goodwill
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Eastern Coal Operations	$15,137,177	$3,382,335	$2,478,378	$323,220
Western Coal Operations	664,708	651,479	53,308	53,308
All Other	2,260,169	1,145,469	5,912	5,912

Total	$18,062,054	$5,179,283	$2,537,598	$382,440

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export coal revenues totaled $648,636 and $1,036,989, or approximately 41% and 38%, respectively, of total revenues for the three and six months ended June 30, 2011, respectively. Export coal revenues totaled $290,588 and $484,990, or approximately 29% and 25%, respectively, of total revenues for the three and six months ended June 30, 2010, respectively.

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

On August 1, 2009, in connection with the Foundation Merger, Foundation PA, the Company and certain of its subsidiaries (the “New Subsidiaries”) executed a supplemental indenture (the “Third Supplemental Indenture”), which supplements the indenture dated as of July 30, 2004 as supplemented, governing the 2014 Notes, pursuant to which the Company assumed the obligations of FCC in respect of the 2014 Notes. On August 1, 2009, in connection with the Foundation Merger, FCC merged with and into the Company and, in accordance with the Third Supplemental Indenture, the Company and each of the direct and indirect wholly owned subsidiaries of the Company, other than the 2014 Notes Issuer and the Non-Guarantor Subsidiaries agreed to guarantee the 2014 Notes, jointly and severally, on a senior unsecured basis. In connection with the Acquisition, Massey and certain of its subsidiaries entered into a supplemental indenture dated June 13, 2011, pursuant to which Massey and certain direct and indirect wholly owned subsidiaries of Massey agreed to guarantee the 2014 Notes, jointly and severally, on a senior unsecured basis.

Presented below are condensed consolidating financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, based on the guarantor structure that was in place at June 30, 2011. “Parent” in the tables below refers to the Company as a guarantor of the 2014 Notes. “Non-Guarantor Subsidiaries” refers to ANR Receivables Funding LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company which are not guarantors of the 2014 Notes. Separate consolidated financial statements and other disclosures concerning the 2014 Notes Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the 2014 Notes or related guarantees.

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

June 30, 2011

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$948	$—	$811,204	$139	$—	$812,291
Trade accounts receivable, net	—	—	284,974	375,124	—	660,098
Inventories, net	—	—	572,660	—	—	572,660
Prepaid expenses and other current assets	—	—	1,211,370	2,756	—	1,214,126

Total current assets	948	—	2,880,208	378,019	—	3,259,175

Property, equipment and mine development costs, net	—	—	2,868,304	—	—	2,868,304
Owned and leased mineral rights and land, net	—	—	8,587,292	—	—	8,587,292
Goodwill	—	—	2,537,598	—	—	2,537,598
Other non-current assets	12,285,086	1,352,754	11,548,862	4,517	(24,381,534)	809,685

Total assets	$12,286,034	$1,352,754	$28,422,264	$382,536	$(24,381,534)	$18,062,054

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$30,000	$—	$886,094	$—	$—	$916,094
Trade accounts payable	4,773	—	518,073	24	—	522,870
Accrued expenses and other current liabilities	9,068	11,585	855,618	35	—	876,306

Total current liabilities	43,841	11,585	2,259,785	59	—	2,315,270

Long-term debt	2,298,664	297,414	18,471	—	—	2,614,549
Pension and postretirement medical benefit obligations	—	—	1,024,539	—	—	1,024,539
Asset retirement obligations	—	—	577,447	—	—	577,447
Deferred income taxes	—	—	1,950,567	—	—	1,950,567
Other non-current liabilities	1,536,051	707,651	1,590,489	372,104	(3,072,102)	1,134,193

Total liabilities	3,878,556	1,016,650	7,421,298	372,163	(3,072,102)	9,616,565

Redeemable convertible long-term debt	—	—	38,011	—	—	38,011
Stockholders’ Equity
Total stockholders’ equity	8,407,478	336,104	20,962,955	10,373	(21,309,432)	8,407,478

Total liabilities, redeemable convertible long-term debt and stockholders’ equity	$12,286,034	$1,352,754	$28,422,264	$382,536	$(24,381,534)	$18,062,054

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$—	$534,441	$—	$—	$554,772
Trade accounts receivable, net	—	—	18,432	262,706	—	281,138
Inventories, net	—	—	198,172	—	—	198,172
Prepaid expenses and other current assets	—	—	341,755	—	—	341,755

Total current assets	20,331	—	1,092,800	262,706	—	1,375,837

Property, equipment and mine development costs, net	—	—	1,129,222	—	—	1,129,222
Owned and leased mineral rights and land, net	—	—	1,985,661	—	—	1,985,661
Goodwill	—	—	382,440	—	—	382,440
Other non-current assets	5,167,187	1,578,118	3,882,223	4,705	(10,326,110)	306,123

Total assets	$5,187,518	$1,578,118	$8,472,346	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$11,839	$—	$—	$—	$11,839
Trade accounts payable	2,091	—	119,462	—	—	121,553
Accrued expenses and other current liabilities	1,423	10,195	302,110	26	—	313,754

Total current liabilities	3,514	22,034	421,572	26	—	447,146

Long-term debt	222,355	512,138	7,819	—	—	742,312
Pension and postretirement medical benefit obligations	—	—	719,355	—	—	719,355
Asset retirement obligations	—	—	209,987	—	—	209,987
Deferred income taxes	—	—	249,408	—	—	249,408
Other non-current liabilities	2,305,613	671,273	1,528,008	261,372	(4,611,227)	155,039

Total liabilities	2,531,482	1,205,445	3,136,149	261,398	(4,611,227)	2,523,247

Stockholders’ Equity
Total stockholders’ equity	2,656,036	372,673	5,336,197	6,013	(5,714,883)	2,656,036

Total liabilities and stockholders’ equity	$5,187,518	$1,578,118	$8,472,346	$267,411	$(10,326,110)	$5,179,283

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$—	$1,410,892	$—	$—	$1,410,892
Freight and handling revenues	—	—	150,871	—	—	150,871
Other revenues	—	—	28,941	2,734	—	31,675

Total revenues	—	—	1,590,704	2,734	—	1,593,438

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,106,663	—	—	1,106,663
Freight and handling costs	—	—	150,871	—	—	150,871
Other expenses	—	—	45,371	—	—	45,371
Depreciation, depletion and amortization	—	—	143,769	—	—	143,769
Amortization of acquired intangibles, net	—	—	(9,606)	—	—	(9,606)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	—	188,755	916	—	189,671

Total costs and expenses	—	—	1,625,823	916	—	1,626,739

Income (loss) from operations	—	—	(35,119)	1,818	—	(33,301)

Other income (expense):
Interest expense	(21,434)	(13,627)	5,659	(457)	—	(29,859)
Interest income	—	—	1,012	—	—	1,012
Loss on early extinguishment of debt	(4,751)	—	195	—	—	(4,556)
Miscellaneous expense, net	—	—	858	—	—	858

Total other expense, net	(26,185)	(13,627)	7,724	(457)	—	(32,545)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(26,185)	(13,627)	(27,395)	1,361	—	(65,846)
Income tax benefit (expense)	10,212	5,315	(5,502)	(531)	—	9,494
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(40,379)	742	—	—	39,637	—

Net income (loss)	$(56,352)	$(7,570)	$(32,897)	$830	$39,637	$(56,352)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$—	$894,104	$—	$—	$894,104
Freight and handling revenues	—	—	90,268	—	—	90,268
Other revenues	—	—	13,806	2,227	—	16,033

Total revenues	—	—	998,178	2,227	—	1,000,405

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	657,199	—	—	657,199
Freight and handling costs	—	—	90,268	—	—	90,268
Other expenses	—	—	8,443	—	—	8,443
Depreciation, depletion and amortization	—	—	91,098	—	—	91,098
Amortization of acquired intangibles, net	—	—	55,633	—	—	55,633
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	—	43,417	800	—	44,231

Total costs and expenses	14	—	946,058	800	—	946,872

Income (loss) from operations	(14)	—	52,120	1,427	—	53,533

Other income (expense):
Interest expense	(4,845)	(12,019)	(895)	(745)	—	(18,504)
Interest income	—	—	848	—	—	848
Loss on early extinguishment of debt	—	—	(1,349)	—	—	(1,349)
Miscellaneous expense, net	—	—	(274)	—	—	(274)

Total other expense, net	(4,845)	(12,019)	(1,670)	(745)	—	(19,279)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,859)	(12,019)	50,450	682	—	34,254
Income tax benefit (expense)	1,895	4,688	(1,389)	(266)	—	4,928
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	41,761	(10,729)	—	—	(31,032)	—

Income (loss) from continuing operations	38,797	(18,060)	49,061	416	(31,032)	39,182

Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(616)	—	—	(616)
Income tax benefit	—	—	231	—	—	231

Loss from discontinued operations	—	—	(385)	—	—	(385)

Net income (loss)	$38,797	$(18,060)	$48,676	$416	$(31,032)	$38,797

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$—	$2,397,870	$—	$—	$2,397,870
Freight and handling revenues	—	—	266,926	—	—	266,926
Other revenues	—	—	54,229	5,151	—	59,380

Total revenues	—	—	2,719,025	5,151	—	2,724,176

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,841,648	—	—	1,841,648
Freight and handling costs	—	—	266,926	—	—	266,926
Other expenses	—	—	63,950	—	—	63,950
Depreciation, depletion and amortization	—	—	232,111	—	—	232,111
Amortization of acquired intangibles, net	—	—	16,673	—	—	16,673
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	—	255,237	1,718	—	256,955

Total costs and expenses	—	—	2,676,545	1,718	—	2,678,263

Income (loss) from operations	—	—	42,480	3,433	—	45,913

Other income (expense):
Interest expense	(29,798)	(26,828)	12,000	(843)	—	(45,469)
Interest income	—	—	2,057	—	—	2,057
Loss on early extinguishment of debt	(4,751)	—	195	—	—	(4,556)
Miscellaneous expense, net	—	—	24	—	—	24

Total other expense, net	(34,549)	(26,828)	14,276	(843)	—	(47,944)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(34,549)	(26,828)	56,756	2,590	—	(2,031)
Income tax benefit (expense)	13,474	10,464	(27,401)	(1,010)	—	(4,473)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	14,571	(19,502)	—	—	4,931	—

Net income (loss)	$(6,504)	$(35,866)	$29,355	$1,580	$4,931	$(6,504)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$—	$1,725,370	$—	$—	$1,725,370
Freight and handling revenues	—	—	155,056	—	—	155,056
Other revenues	—	—	37,658	4,325	—	41,983

Total revenues	—	—	1,918,084	4,325	—	1,922,409

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	—	1,232,266	—	—	1,232,266
Freight and handling costs	—	—	155,056	—	—	155,056
Other expenses	—	—	24,127	—	—	24,127
Depreciation, depletion and amortization	—	—	186,225	—	—	186,225
Amortization of acquired intangibles, net	—	—	121,590	—	—	121,590
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	—	90,538	1,468	—	92,020

Total costs and expenses	14	—	1,809,802	1,468	—	1,811,284

Income (loss) from operations	(14)	—	108,282	2,857	—	111,125

Other income (expense):
Interest expense	(9,628)	(23,362)	(6,150)	(1,484)	—	(40,624)
Interest income	—	—	1,528	—	—	1,528
Loss on early extinguishment of debt	—	—	(1,349)	—	—	(1,349)
Miscellaneous expense, net	—	—	(478)	—	—	(478)

Total other expense, net	(9,628)	(23,362)	(6,449)	(1,484)	—	(40,923)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,642)	(23,362)	101,833	1,373	—	70,202
Income tax benefit (expense)	3,760	9,111	(28,686)	(535)	—	(16,350)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	58,720	26,168	—	—	(84,888)	—

Income (loss) from continuing operations	52,838	11,917	73,147	838	(84,888)	53,852

Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(1,663)	—	—	(1,663)
Income tax benefit	—	—	649	—	—	649

Loss from discontinued operations	—	—	(1,014)	—	—	(1,014)

Net income (loss)	$52,838	$11,917	$72,133	$838	$(84,888)	$52,838

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$10,327	$1,390	$269,676	$2,745	$284,138

Investing activities:
Cash paid for merger, net of cash acquired	(702,645)	—	—	—	(702,645)
Capital expenditures	—	—	(172,668)	—	(172,668)
Acquisition of mineral rights under federal lease	—	—	(36,108)	—	(36,108)
Purchases of marketable securities, net	—	—	(97,842)	—	(97,842)
Purchase of equity-method investment	—	—	(4,000)	—	(4,000)
Other, net	—	—	(3,185)	—	(3,185)

Net cash used in investing activities	(702,645)	—	(313,803)	—	(1,016,448)

Financing activities:
Principal repayments of long-term debt	—	(227,896)	(509,714)	—	(737,610)
Payment to redemption trust	—	—	(264,017)	—	(264,017)
Proceeds from borrowings on long-term debt	2,100,000	—	—	—	2,100,000
Debt issuance costs	(84,041)	—	—	—	(84,041)
Excess tax benefit from stock-based awards	—	—	4,777	—	4,777
Common stock repurchases	(32,310)	—	—	—	(32,310)
Proceeds from exercise of stock options	3,030	—	—	—	3,030
Transactions with affiliates	(1,313,744)	226,506	1,089,844	(2,606)	—

Net cash provided by (used in) financing activities	672,935	(1,390)	320,890	(2,606)	989,829

Net decrease in cash and cash equivalents	(19,383)	—	276,763	139	257,519
Cash and cash equivalents at beginning of period	20,331	—	534,441	—	554,772

Cash and cash equivalents at end of period	$948	$—	$811,204	$139	$812,291

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent	2014 Notes Issuer	2014 Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$(9,628)	$(23,367)	$368,699	$2,227	$337,931

Investing activities:
Capital expenditures	—	—	(135,895)	—	(135,895)
Acquisition of mineral rights under federal lease	—	—	(36,108)	—	(36,108)
Purchases of marketable securities, net	—	—	(123,465)	—	(123,465)
Purchase of equity method investment	—	—	(3,000)	—	(3,000)
Other, net	—	—	2,017	—	2,017

Net cash used in investing activities	—	—	(296,451)	—	(296,451)

Financing activities:
Principal repayments of long-term debt	—	(50,934)	—	—	(50,934)
Debt issuance costs	—	(8,690)	—	—	(8,690)
Proceeds from exercise of stock options	4,245	—	—	—	4,245
Excess tax benefit from stock-based awards	—	—	7,587	—	7,587
Common stock repurchases	(40,672)	—	—	—	(40,672)
Transactions with affiliates	22,759	82,991	(103,523)	(2,227)	—

Net cash (used in) provided by financing activities	(13,668)	23,367	(95,936)	(2,227)	(88,464)

Net (decrease) increase in cash and cash equivalents	(23,296)	—	(23,688)	—	(46,984)
Cash and cash equivalents at beginning of period	69,410	—	396,459	—	465,869

Cash and cash equivalents at end of period	$46,114	$—	$372,771	$—	$418,885

On June 1, 2011, the Company issued the New Senior Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by the 2014 Notes Guarantor Subsidiaries and the 2014 Notes Issuer (collectively, the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, respectively, based on the guarantor structure that was put in place in connection with the issuance of the New Senior Notes, and would be in place in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of the New Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company, that were not guarantors of the New Senior Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

June 30, 2011

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$948	$811,204	$139	$—	$812,291
Trade accounts receivable, net	—	284,974	375,124	—	660,098
Inventories, net	—	572,660	—	—	572,660
Prepaid expenses and other current assets	—	1,211,370	2,756	—	1,214,126

Total current assets	948	2,880,208	378,019	—	3,259,175

Property, equipment and mine development costs, net	—	2,868,304	—	—	2,868,304
Owned and leased mineral rights and land, net	—	8,587,292	—	—	8,587,292
Goodwill	—	2,537,598	—	—	2,537,598
Other non-current assets	12,285,086	12,901,616	4,517	(24,381,534)	809,685

Total assets	$12,286,034	$29,775,018	$382,536	$(24,381,534)	$18,062,054

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$30,000	$886,094	$—	$—	$916,094
Trade accounts payable	4,773	518,073	24	—	522,870
Accrued expenses and other current liabilities	9,068	867,203	35	—	876,306

Total current liabilities	43,841	2,271,370	59	—	2,315,270

Long-term debt	2,298,664	315,885	—	—	2,614,549
Pension and postretirement medical benefit obligations	—	1,024,539	—	—	1,024,539
Asset retirement obligations	—	577,447	—	—	577,447
Deferred income taxes	—	1,950,567	—	—	1,950,567
Other non-current liabilities	1,536,051	2,298,140	372,104	(3,072,102)	1,134,193

Total liabilities	3,878,556	8,437,948	372,163	(3,072,102)	9,616,565

Redeemable convertible long-term debt	—	38,011	—	—	38,011
Stockholders’ Equity
Total stockholders’ equity	8,407,478	21,299,059	10,373	(21,309,432)	8,407,478

Total liabilities, redeemable convertible long-term debt and stockholders’ equity	$12,286,034	$29,775,018	$382,536	$(24,381,534)	$18,062,054

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$534,441	$—	$—	$554,772
Trade accounts receivable, net	—	18,432	262,706	—	281,138
Inventories, net	—	198,172	—	—	198,172
Prepaid expenses and other current assets	—	341,755	—	—	341,755

Total current assets	20,331	1,092,800	262,706	—	1,375,837

Property, equipment and mine development costs, net	—	1,129,222	—	—	1,129,222
Owned and leased mineral rights and land, net	—	1,985,661	—	—	1,985,661
Goodwill	—	382,440	—	—	382,440
Other non-current assets	5,167,187	5,460,341	4,705	(10,326,110)	306,123

Total assets	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$11,839	$—	$—	$11,839
Trade accounts payable	2,091	119,462	—	—	121,553
Accrued expenses and other current liabilities	1,423	312,305	26	—	313,754

Total current liabilities	3,514	443,606	26	—	447,146

Long-term debt	222,355	519,957	—	—	742,312
Pension and postretirement medical benefit obligations	—	719,355	—	—	719,355
Asset retirement obligations	—	209,987	—	—	209,987
Deferred income taxes	—	249,408	—	—	249,408
Other non-current liabilities	2,305,613	2,199,281	261,372	(4,611,227)	155,039

Total liabilities	2,531,482	4,341,594	261,398	(4,611,227)	2,523,247

Stockholders’ Equity
Total stockholders’ equity	2,656,036	5,708,870	6,013	(5,714,883)	2,656,036

Total liabilities and stockholders’ equity	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,410,892	$—	$—	$1,410,892
Freight and handling revenues	—	150,871	—	—	150,871
Other revenues	—	28,941	2,734	—	31,675

Total revenues	—	1,590,704	2,734	—	1,593,438

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,106,663	—	—	1,106,663
Freight and handling costs	—	150,871	—	—	150,871
Other expenses	—	45,371	—	—	45,371
Depreciation, depletion and amortization	—	143,769	—	—	143,769
Amortization of acquired intangibles, net	—	(9,606)	—	—	(9,606)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	188,755	916	—	189,671

Total costs and expenses	—	1,625,823	916	—	1,626,739

Income (loss) from operations	—	(35,119)	1,818	—	(33,301)

Other income (expense):
Interest expense	(21,434)	(7,968)	(457)	—	(29,859)
Interest income	—	1,012	—	—	1,012
Loss on early extinguishment of debt	(4,751)	195	—	—	(4,556)
Miscellaneous expense, net	—	858	—	—	858

Total other expense, net	(26,185)	(5,903)	(457)	—	(32,545)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(26,185)	(41,022)	1,361	—	(65,846)
Income tax benefit (expense)	10,212	(187)	(531)	—	9,494
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(40,379)	742	—	39,637	—

Net income (loss)	$(56,352)	$(40,467)	$830	$39,637	$(56,352)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$894,104	$—	$—	$894,104
Freight and handling revenues	—	90,268	—	—	90,268
Other revenues	—	13,806	2,227	—	16,033

Total revenues	—	998,178	2,227	—	1,000,405

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	657,199	—	—	657,199
Freight and handling costs	—	90,268	—	—	90,268
Other expenses	—	8,443	—	—	8,443
Depreciation, depletion and amortization	—	91,098	—	—	91,098
Amortization of acquired intangibles, net	—	55,633	—	—	55,633
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	43,417	800	—	44,231

Total costs and expenses	14	946,058	800	—	946,872

Income (loss) from operations	(14)	52,120	1,427	—	53,533

Other income (expense):
Interest expense	(4,845)	(12,914)	(745)	—	(18,504)
Interest income	—	848	—	—	848
Loss on early extinguishment of debt	—	(1,349)	—	—	(1,349)
Miscellaneous expense, net	—	(274)	—	—	(274)

Total other expense, net	(4,845)	(13,689)	(745)	—	(19,279)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,859)	38,431	682	—	34,254
Income tax benefit (expense)	1,895	3,299	(266)	—	4,928
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	41,761	(10,729)	—	(31,032)	—

Income (loss) from continuing operations	38,797	31,001	416	(31,032)	39,182

Discontinued operations:
Loss from discontinued operations before income taxes	—	(616)	—	—	(616)
Income tax benefit	—	231	—	—	231

Loss from discontinued operations	—	(385)	—	—	(385)

Net income (loss)	$38,797	$30,616	$416	$(31,032)	$38,797

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$2,397,870	$—	$—	$2,397,870
Freight and handling revenues	—	266,926	—	—	266,926
Other revenues	—	54,229	5,151	—	59,380

Total revenues	—	2,719,025	5,151	—	2,724,176

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,841,648	—	—	1,841,648
Freight and handling costs	—	266,926	—	—	266,926
Other expenses	—	63,950	—	—	63,950
Depreciation, depletion and amortization	—	232,111	—	—	232,111
Amortization of acquired intangibles, net	—	16,673	—	—	16,673
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	255,237	1,718	—	256,955

Total costs and expenses	—	2,676,545	1,718	—	2,678,263

Income (loss) from operations	—	42,480	3,433	—	45,913

Other income (expense):
Interest expense	(29,798)	(14,828)	(843)	—	(45,469)
Interest income	—	2,057	—	—	2,057
Loss on early extinguishment of debt	(4,751)	195	—	—	(4,556)
Miscellaneous expense, net	—	24	—	—	24

Total other expense, net	(34,549)	(12,552)	(843)	—	(47,944)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(34,549)	29,928	2,590	—	(2,031)
Income tax benefit (expense)	13,474	(16,937)	(1,010)	—	(4,473)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	14,571	(19,502)	—	4,931	—

Net income (loss)	$(6,504)	$(6,511)	$1,580	$4,931	$(6,504)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,725,370	$—	$—	$1,725,370
Freight and handling revenues	—	155,056	—	—	155,056
Other revenues	—	37,658	4,325	—	41,983

Total revenues	—	1,918,084	4,325	—	1,922,409

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,232,266	—	—	1,232,266
Freight and handling costs	—	155,056	—	—	155,056
Other expenses	—	24,127	—	—	24,127
Depreciation, depletion and amortization	—	186,225	—	—	186,225
Amortization of acquired intangibles, net	—	121,590	—	—	121,590
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	14	90,538	1,468	—	92,020

Total costs and expenses	14	1,809,802	1,468	—	1,811,284

Income (loss) from operations	(14)	108,282	2,857	—	111,125

Other income (expense):
Interest expense	(9,628)	(29,512)	(1,484)	—	(40,624)
Interest income	—	1,528	—	—	1,528
Loss on early extinguishment of debt	—	(1,349)	—	—	(1,349)
Miscellaneous expense, net	—	(478)	—	—	(478)

Total other expense, net	(9,628)	(29,811)	(1,484)	—	(40,923)

Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(9,642)	78,471	1,373	—	70,202
Income tax benefit (expense)	3,760	(19,575)	(535)	—	(16,350)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	58,720	26,168	—	(84,888)	—

Income (loss) from continuing operations	52,838	85,064	838	(84,888)	53,852

Discontinued operations:
Loss from discontinued operations before income taxes	—	(1,663)	—	—	(1,663)
Income tax benefit	—	649	—	—	649

Loss from discontinued operations	—	(1,014)	—	—	(1,014)

Net income (loss)	$52,838	$84,050	$838	$(84,888)	$52,838

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$10,327	$271,066	$2,745	$284,138

Investing activities:
Cash paid for merger, net of cash acquired	(702,645)	—	—	(702,645)
Capital expenditures	—	(172,668)	—	(172,668)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchases of marketable securities, net	—	(97,842)	—	(97,842)
Purchase of equity-method investment	—	(4,000)	—	(4,000)
Other, net	—	(3,185)	—	(3,185)

Net cash used in investing activities	(702,645)	(313,803)	—	(1,016,448)

Financing activities:
Principal repayments of long-term debt	—	(737,610)	—	(737,610)
Payment to redemption trust	—	(264,017)	—	(264,017)
Proceeds from borrowings on long-term debt	2,100,000	—	—	2,100,000
Debt issuance costs	(84,041)	—	—	(84,041)
Excess tax benefit from stock-based awards	—	4,777	—	4,777
Common stock repurchases	(32,310)	—	—	(32,310)
Proceeds from exercise of stock options	3,030	—	—	3,030
Transactions with affiliates	(1,313,744)	1,316,350	(2,606)	—

Net cash provided by (used in) financing activities	672,935	319,500	(2,606)	989,829

Net decrease in cash and cash equivalents	(19,383)	276,763	139	257,519
Cash and cash equivalents at beginning of period	20,331	534,441	—	554,772

Cash and cash equivalents at end of period	$948	$811,204	$139	$812,291

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent (Issuer)	New Notes Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$(9,628)	$345,332	$2,227	$337,931

Investing activities:
Capital expenditures	$—	$(135,895)	$—	$(135,895)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchases of marketable securities, net	—	(123,465)	—	(123,465)
Purchase of equity method investment	—	(3,000)	—	(3,000)
Other, net	—	2,017	—	2,017

Net cash used in investing activities	$—	$(296,451)	$—	$(296,451)

Financing activities:
Principal repayments of long-term debt	—	(50,934)	—	(50,934)
Debt issuance costs	—	(8,690)	—	(8,690)
Proceeds from exercise of stock options	4,245	—	—	4,245
Excess tax benefit from stock-based awards	—	7,587	—	7,587
Common stock repurchases	(40,672)	—	—	(40,672)
Transactions with affiliates	22,759	(20,532)	(2,227)	—

Net cash (used in) provided by financing activities	$(13,668)	$(72,569)	$(2,227)	$(88,464)

Net (decrease) increase in cash and cash equivalents	$(23,296)	$(23,688)	$—	$(46,984)
Cash and cash equivalents at beginning of period	69,410	396,459	—	465,869

Cash and cash equivalents at end of period	$46,114	$372,771	$—	$418,885

(23)	Share Repurchase Program

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits the Company to repurchase up to $125,000 of its outstanding common stock, par value $0.01 per share (“Shares”). The program enables the Company to repurchase Shares from time to time, as market conditions warrant. The Company repurchased $21,000 of Shares, representing 489,694 Shares, under this program during the three and six months ended June 30, 2011. The repurchased Shares were recorded as treasury stock in the Condensed Consolidated Balance Sheets. The Company may repurchase up to approximately an additional $79,001 of Shares under the program.

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

•

our ability to integrate successfully operations that we have acquired or developed with our existing operations, including those of Massey, as well as those operations that we may acquire or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	our plans and objectives for future operations and expansion or consolidation;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•	uncertainty of our expected financial performance following the acquisition of Massey;

•	our ability to achieve the cost savings and synergies contemplated by the acquisition of Massey within the expected time frame;

•	disruption from the acquisition of Massey making it more difficult to maintain relationships with customers, employees or suppliers;

•	the allocation of the acquisition price in connection with the acquisition of Massey to the net assets acquired in accordance with applicable accounting rules and methodologies;

•	the outcome of pending or potential litigation or governmental investigations, including with respect to the Upper Big Branch explosion;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	changes in and renewal or acquisition of new long-term coal supply arrangements;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	availability of mining and processing equipment and parts;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	our ability to negotiate new UMWA wage agreements on terms acceptable to us;

•	changes in postretirement benefit obligations, pension obligations and federal and state black lung obligations;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	indemnification of certain obligations not being met;

•	continued funding of road construction activities, related costs, and profitability estimates;

•	restrictive covenants in our secured credit facility and the indentures governing our various outstanding debt and convertible debt securities;

•	certain terms of our various outstanding debt and convertible debt securities, including any conversions, that may adversely impact our liquidity;

•	our substantial indebtedness following the completed acquisition of Massey and potential future indebtedness;

•	our work force could become increasingly unionized in the future and our unionized hourly work force could strike;

•	significant or rapid increases in commodity prices;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self bonding status;

•	reclamation and mine closure obligations;

•	terrorist attacks and threats, and escalation of military activity in response to such attacks;

•	inflationary pressures on supplies and labor;

•	weather conditions or catastrophic weather-related damage; and

•

other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Explanatory Note

On June 1, 2011, pursuant to the terms of the previously announced Agreement and Plan of Merger dated as of January 28, 2011, we completed our acquisition (the “Acquisition”) of Massey Energy Company, a Delaware corporation (“Massey”). Massey, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Central Appalachia. Our consolidated results of operations for the three and six months ended June 30, 2011 include Massey’s results of operations for the period June 1, 2011 through June 30, 2011. Our consolidated results of operations for the three and six months ended June 30, 2010 do not include amounts related to Massey’s results of operations.

Overview

We are one of America’s premier coal suppliers, operating 152 mines and 39 coal preparation and load-out facilities as of June 30, 2011 in Northern and Central Appalachia and the Powder River Basin, with approximately 14,000 employees.

We produce, process, and sell steam and metallurgical coal from twelve business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three and six months ended June 30, 2011, sales of steam coal were 18.7 million and 36.0 million tons, respectively, and accounted for approximately 81% and 82%, respectively, of our coal sales volume. Comparatively, for the three and six months ended June 30, 2010, sales of steam coal were 16.9 million and 35.7 million tons, respectively, and accounted for approximately 84% and 86%, respectively, of our coal sales volume. For the three and six months ended June 30, 2011, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.4 million and 8.0 million tons, respectively, and accounted for approximately 19% and 18%, respectively, of our coal sales volume. For the three and six months ended June 30, 2010, sales of metallurgical coal were 3.3 million and 5.9 million tons, respectively, and accounted for approximately 16% and 14%, respectively, of our coal sales volume.

Our sales of steam coal for the three and six months ended June 30, 2011 and 2010 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2011, approximately 41% and 38% of our total revenues were derived from coal sales made outside the United States, compared to 29% and 25% for the three and six months ended June 30, 2010, respectively.

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

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia, our coal brokerage and road construction activities. All of the active mines we acquired from Massey are included in our Eastern Coal Operations. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for global coal markets remains positive. The U.S. Energy Information Administration (EIA) in its 2011 Annual Energy Outlook forecasts that coal-fired electricity generation in the United States will decrease by an average annual rate of 0.25% from 2009 through 2015. In the second quarter of 2011, the EIA estimates that domestic electric power generation from coal decreased by 3.7% compared to the second quarter of 2010. Through 2035, however, the long-term demand for coal-fired electricity generation in the U.S. is expected to grow by an annual average rate of 0.6%. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports, and the relatively abundant steam coal reserves located within the United States. As the U.S. and global economies emerge from the recent economic downturn, the International Monetary Fund’s June 2011 World Economic Outlook forecasts U.S. annual GDP to grow 2.5% and 2.7% in 2011 and 2012, respectively. Although the global economy improved as compared with 2010, many economic indicators continue to point to a slow and uneven recovery. High unemployment and a weak housing sector in the United States (U.S.) continue to dampen consumer sentiment domestically, while concerns over European sovereign debt issues and the deficit debate in Washington, D.C., and related downgrade of U.S. government debt continue to plague financial markets and constrain government spending in certain countries.

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

Coal exports from the U.S. increased from approximately 22.0 million tons in the second quarter of 2010 to approximately 25.5 million tons in the second quarter of 2011 in response to the growing global demand for coal. Export volumes have rebounded significantly since hitting recession lows in 2009. According to the EIA’s 2010 International Energy Outlook (“IEO”), global primary energy demand is expected to grow by 49% between 2007 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. The IEO estimates that 86% of the increase in total energy demand will come from non-OECD (Organisation for Economic Co-operation and Development) nations. In total, coal use is expected to grow by 56% by 2035 with China and India accounting for 85% of the increase. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Proposed coal-fired electricity generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments, which are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal-fired electricity generating plants incorporating carbon dioxide capture and storage technologies will be more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal-fired plants in the near term. In addition, the U.S. Environmental Protection Agency (“EPA”) has recently finalized the Cross-State Air Pollution Rule (“CSAPR”), requiring twenty-seven Eastern states to reduce power plant emissions that contribute to ozone and/or fine particle pollution in other states. For states to meet their requirements under the CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, reducing demand for domestic steam coal. Nevertheless, the desire to attain U.S. energy independence suggests the construction of new coal-fired generating facilities is likely to remain a viable option. This desire, coupled with heightened interest in coal gasification and coal liquefaction, is a potential indicator of increasing demand for coal in the United States.

Based on weekly coal production reporting through July 23, 2011 from the EIA, year-over-year Appalachian production increased by approximately 0.6% due in part to increased export demand. Compared to the same period of 2010, Western coal production decreased by approximately 2.8% through July 23, 2011. In Central Appalachia, a boost in exports has increased demand for metallurgical and export quality steam coals. However, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Increased Mine Safety Health Administration (“MSHA”) mine inspection activity may also impact production levels. Average spot market prices in the second quarter of 2011 for Central Appalachian and Northern Appalachian coals increased by approximately 19% and 25%, respectively, compared to second quarter 2010 prices. Average spot market prices for Powder River Basin coal increased by approximately 6% in the second quarter compared to the same period in 2010, with the Basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

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

The worldwide economic slowdown and the volatility and uncertainty in the credit markets seen through much of 2008 and 2009 began to ease over the past year. Global energy fundamentals, including the return of electricity demand and increased steel production have supported increased spot prices for coal in the marketplace. Steel manufacturers had shut-in significant capacity in 2009 due to the lack of near-term visibility but have since added back significant production capacity to meet increased global demand for steel for construction, automobile manufacturing and other down-stream products. We believe continued recovery from the global recession, increased steel plant utilization and continued supply disruptions due to factors such as adverse weather, labor interruptions and transportation constraints may contribute to a strong global market for metallurgical coal in 2011. However, depressed natural gas prices are placing competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact and significant additional growth is expected worldwide. Seaborne coal is expected to grow significantly as developing nations rely heavily on coal for their power needs. U.S. exports will be needed to help meet the anticipated increase in worldwide coal demand. We believe these factors should lead to stronger demand for coal, both globally and in the United States, in the coming years.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”

Results of Operations

As noted previously, the results of operations for the three and six months ended June 30, 2011 include one month of operations related to the acquired operations of Massey due to the timing of the closing of the Acquisition on June 1, 2011. The corresponding periods in 2010 do not include any amounts related to Massey. To help understand the operating results for the periods, the term “Massey operations” refers to the results of Massey on a stand-alone basis for the three and six months ended June 30, 2011 and the term “Alpha operations” refers to the results of Alpha on a stand-alone basis and not inclusive of results from the acquired operations of Massey for the three and six months ended June 30, 2011.

EBITDA from continuing operations is defined as income (loss) from continuing operations plus interest expense, income tax expense, depreciation, depletion, and amortization, and amortization of acquired intangibles, net, less interest income and income tax benefit. EBITDA from continuing operations is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA from continuing operations is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA from continuing operations to income (loss) from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income (loss) from continuing operations	$(56,352)	$39,182	$(6,504)	$53,852
Interest expense	29,859	18,504	45,469	40,624
Interest income	(1,012)	(848)	(2,057)	(1,528)
Income tax expense (benefit)	(9,494)	(4,928)	4,473	16,350
Depreciation, depletion and amortization	143,769	91,098	232,111	186,225
Amortization of acquired intangibles, net	(9,606)	55,633	16,673	121,590

EBITDA from continuing operations	$97,164	$198,641	$290,165	$417,113

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Summary

Total revenues increased $593.0 million, or 59%, for the three months ended June 30, 2011 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $516.8 million, increased freight and handling revenues of $60.6 million and increased other revenues of $15.6 million. The increase in coal revenues consisted of an increase from the Alpha operations of $182.5 million, or 20%, and $334.3 million from the Massey operations. The increase in freight and handling revenues was primarily related to the Alpha operations. The increase in other revenues consisted of an increase of $12.8 million, or 80%, from the Alpha operations, and $2.8 million from the Massey operations.

Income (loss) from continuing operations decreased $95.5 million, or 244%, for the three months ended June 30, 2011 compared to the prior year period. The decrease was largely due to increases in certain operating costs and expenses of $619.3 million, or 72%, and increased other expense, net of $13.2 million, or 69%, partially offset by increased coal revenues and other revenues discussed above and increased tax benefits of $4.6 million, or 93%.

The increase in certain operating costs and expenses of $619.3 million was due to increased cost of coal sales of $449.5 million, or 68%, increased depreciation, depletion and amortization expenses of $52.7 million, or 58%, increased selling, general and administrative expenses of $145.4 million, or 329%, increased other expenses of $36.9 million, or 437%, and decreased expense for amortization of acquired intangibles, net of $65.2 million, or 117%. The increase in cost of coal sales consisted of an increase of $65.8 million, or 10%, from the Alpha operations and $383.7 million from the Massey operations. The increase in depreciation, depletion and amortization expenses consisted of an increase of $1.3 million, or 1%, from the Alpha operations and $51.4 million from the Massey operations. The decrease in expense for amortization of acquired intangibles, net, consisted of a decrease in amortization expense of $30.1 million, or 54%, from the Alpha operations and a credit to expense of $35.1 million from the Massey operations. The increase in other expenses consisted of an increase of $36.4 million, or 431%, from the Alpha operations and $0.5 million from the Massey operations. The increase in selling, general and administrative expenses consisted of an increase of $101.7 million from the Alpha operations and $43.7 million from the Massey operations.

We sold 23.0 million tons of coal during the three months ended June 30, 2011 compared to 20.2 million tons in the prior year period, an increase of 2.8 million tons, or 14%. The 23.0 million tons consisted of 7.6 million tons of steam coal and 4.4 million tons of metallurgical coal from our Eastern Coal Operations and 11.0 million tons of steam coal from our Western Coal Operations. The 20.2 million tons in the prior year consisted of 5.9 million tons of steam coal and 3.3 million tons of metallurgical coal from our Eastern Coal Operations and 11.0 million tons of steam coal from our Western Coal Operations.

The increase in coal sales volumes of 2.8 million tons was due to increases of 1.7 million and 1.1 million tons of eastern steam and metallurgical coal, respectively, inclusive of 2.5 million tons of eastern steam and 0.9 million tons of metallurgical coal from the Massey operations, and a decrease of 0.1 million tons of western steam coal.

The consolidated average coal sales realization per ton for the three months ended June 30, 2011 was $61.22 compared to $44.24 in the prior year period, an increase of $16.98 per ton, or 38%. The increase was largely attributable to the $58.47 per ton increase, or 50%, in metallurgical average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $176.08 and $66.65, respectively, for the three months ended June 30, 2011 compared to $117.61 and $66.11, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.92 for the three months ended June 30, 2011 compared to $10.92 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 23% for the three months ended June 30, 2011 compared to 27% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 24% and 11%, respectively, for the three months ended June 30, 2011 compared to 29% and 17%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $13.77 for the three months ended June 30, 2011 compared to $11.96 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $25.22 and $1.26, respectively, for the three months ended June 30, 2011 compared to $24.11 and $1.91, respectively, in the prior year period.

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$511,430	$389,124	$122,306	31%
Western steam	131,223	120,744	10,479	9%
Metallurgical	768,239	384,236	384,003	100%
Freight and handling revenues	150,871	90,268	60,603	67%
Other revenues	31,675	16,033	15,642	98%

Total revenues	$1,593,438	$1,000,405	$593,033	59%

Tons sold :
Eastern steam	7,673	5,886	1,787	30%
Western steam	11,011	11,056	(45)	(0)%
Metallurgical	4,363	3,267	1,096	34%

Total	23,047	20,209	2,838	14%

Coal sales realization per ton:
Eastern steam	$66.65	$66.11	$0.54	1%
Western steam	$11.92	$10.92	$1.00	9%
Metallurgical	$176.08	$117.61	$58.47	50%
Average	$61.22	$44.24	$16.98	38%

Coal revenues. Coal revenues increased $516.8 million, or 58%, for the three months ended June 30, 2011 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $384.0 million, or 100%, an increase in eastern steam coal revenues of $122.3 million, or 31%, and an increase in western steam coal revenues of $10.5 million, or 9%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and increased average coal sales realization per ton. Metallurgical tons shipped increased 1.1 million, or 34%, compared to the prior year period and consisted of an increase of 0.2 million tons, or 5%, from the Alpha operations and 0.9 million tons from the Massey operations. The average coal sales realization per ton for metallurgical coal increased $58.47, or 50%, due primarily to robust global pricing and demand for metallurgical coal.

The increase in eastern steam coal revenues was due to $167.3 million from the Massey operations, partially offset by decreases of $45.0 million from the Alpha operations. The decrease in eastern steam coal revenues from the Alpha operations was primarily due to a decrease in eastern steam coal sales volumes, which decreased 0.7 million tons, or 11%, compared to the prior year period due primarily to a mix shift of mining additional metallurgical tons in response to the increase in demand and lower production at the Emerald mine due primarily to the operation of a single longwall and geological factors that impacted production.

The increase in western steam coal revenues was due to an increase in average coal sales realization per ton. Average coal sales realization per ton increased $1.00, or 9%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended June 30, 2011 was 19% and 81%, respectively, compared with 16% and 84% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the three months ended June 30, 2011 was 54% and 46%, respectively, compared with 43% and 57% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $150.9 million, respectively, for the three months ended June 30, 2011, an increase of $60.6 million, or 67%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period.

Other revenues. Other revenues increased $15.6 million, or 98%, for the three months ended June 30, 2011 compared to the prior year period. The increase in other revenues was largely due to increased revenues from a sublease related to a sea-going vessel charter that we entered into in December, 2010, increased revenues from coalbed methane extraction activities, road construction projects and equipment and filter sales from Dry Systems Technology and increased other miscellaneous revenues.

Costs and Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,106,663	$657,199	$449,464	68%
Freight and handling costs	150,871	90,268	60,603	67%
Other expenses	45,371	8,443	36,928	437%
Depreciation, depletion and amortization	143,769	91,098	52,671	58%
Amortization of acquired intangibles, net	(9,606)	55,633	(65,239)	(117)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	189,671	44,231	145,440	329%

Total costs and expenses	$1,626,739	$946,872	$679,867	72%

Cost of coal sales per ton:[1]
Eastern coal operations	$81.10	$60.38	$20.72	34%
Western coal operations	$10.66	$9.01	$1.65	18%
Average	$47.45	$32.28	$15.17	47%

1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $449.5 million, or 68%, for the three months ended June 30, 2011 compared to the prior year period. The increase in cost of coal sales consisted of an increase of $65.8 million, or 10%, from the Alpha operations and $383.7 million from the Massey operations. The increases from the Alpha operations were primarily driven by the mix shift of mining a larger relative percentage of higher cost metallurgical coal tons, increases in purchased coal expenses, increased costs for commodities used in the production process and higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. Cost of coal sales from the Massey operations included charges of approximately $108.3 million related to the fair value adjustment made in purchase accounting to Massey’s beginning inventory and approximately $9.4 million related to stock compensation expense and severance and other employee compensation directly related to the Acquisition. The consolidated average cost of coal sales per ton was $47.45 compared to $32.28 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $81.10 and $10.66, respectively, compared to $60.38 and $9.01, respectively, in the prior year period.

Other expenses. Other expenses increased $36.9 million, or 437%, for the three months ended June 30, 2011 compared to the prior year period. The increase was due to an increase of $36.4 million from the Alpha operations and $0.5 million from the Massey operations. Other expenses generally consist of mark-to-market gains and losses on derivatives contracts that are not designated as cash flow hedges and expenses associated with our road construction, Dry Systems Technologies and coalbed methane and natural gas extraction activities. The increase in other expenses from the Alpha operations was largely due to increased expenses associated with road construction, expenses associated with leases for sea-going charter vessels and increased expenses for contract related matters.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $52.7 million, or 58%, for the three months ended June 30, 2011 compared to the prior year period. The increase consisted of increased depreciation, depletion, and amortization of $1.3 million from the Alpha operations and $51.4 million from the Massey operations.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $65.2 million, or 117%, for the three months ended June 30, 2011 compared to the prior year period. The decrease consisted of a $30.1 million decrease in amortization expense of acquired above-market coal supply agreements from the Alpha operations and a net credit to amortization expense from the Massey operations of $35.1 million primarily related to the amortization of acquired below-market coal supply agreements and amortization of other intangible assets that were valued in the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $145.4 million, or 329%, for the three months ended June 30, 2011 compared to the prior year period. The increase was due primarily to acquisition-related expenses of $124.9 million for employee compensation and professional fees incurred for legal, valuation and financial services in connection with the Acquisition and related debt financing transactions, as well as increased stock-based compensation. The increase in selling, general and administrative expenses consisted of an increase of $101.7 million from the Alpha operations and $43.7 million from the Massey operations.

Interest expense. Interest expense increased $11.4 million, or 61%, during the three months ended June 30, 2011 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Acquisition and the financing transactions that were completed during the period.

Income tax benefit. Income tax benefit from continuing operations of $9.5 million (consisting of $5.0 million expense associated with discrete tax adjustments, less a tax benefit of $14.5 million based upon the estimated annual effective rate) was recorded for the three months ended June 30, 2011 on a loss from continuing operations before income taxes of $65.8 million. Excluding the discrete adjustments, the tax rate for the three months ended June 30, 2011 equates to 22.0%. The rate differs from the federal statutory rate of 35% primarily due to percentage depletion and state income taxes.

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

Powder River Basin coal, with its lower energy content, lower production cost and often greater distance to travel to the consumer, typically sells at a lower price than Northern and Central Appalachian coals that have higher energy content and are often located closer to the end user.

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	11,011	11,056	(45)	(0)%
Steam coal sales realization per ton	$11.92	$10.92	$1.00	9%
Total revenues	$132,695	$122,497	$10,198	8%
EBITDA from continuing operations	$8,973	$17,583	$(8,610)	(49)%

Eastern Coal Operations
Steam tons sold	7,673	5,886	1,787	30%
Metallurgical tons sold	4,363	3,267	1,096	34%
Steam coal sales realization per ton	$66.65	$66.11	$0.54	1%
Metallurgical coal sales realization per ton	$176.08	$117.61	$58.47	50%
Total revenues	$1,441,943	$866,734	$575,209	66%
EBITDA from continuing operations	$245,427	$185,295	$60,132	32%

Western Coal Operations –EBITDA from continuing operations for our Western Coal Operations decreased $8.6 million, or 49%, compared to the prior year period. The decrease was due primarily to increased cost of coal sales of $17.7 million, partially offset by increased total revenues of $10.2 million. Cost of coal sales per ton increased $1.65, or 18% while average coal sales realization per ton increased $1.00, or 9%, resulting in a decrease to coal margin per ton of $0.65, or 34%. The increase in cost of coal sales per ton was due primarily to the completion of certain development projects for which costs were capitalized in the prior year and weather related delays that impacted transportation and coal shipments. The increase in total revenues consisted of increased coal revenues of $10.5 million, or 9%, partially offset by decreased other revenues of $0.3 million. The increase in coal revenues was largely due to the increase in average coal sales realization, which reflected increased contractual pricing on tons shipped during the period compared to the prior year.

Eastern Coal Operations –EBITDA from continuing operations increased $60.1 million, or 32%, compared to the prior year period. The increase was due to increased coal and other revenues of $506.3 million and $8.2 million, respectively, and decreased other miscellaneous expenses of $1.8 million, partially offset by increased cost of coal sales of $423.6 million, increased other expenses of $27.5 million and increased selling, general and administrative expenses of $5.1 million. Average coal sales realization per ton increased $21.83, or 26%, while cost of coal sales per ton increased $20.72, or 34%, resulting in an increase to coal margin per ton of $1.11, or 5%.

The increase in average coal sales realization per ton was due primarily to an increase of $58.47, or 50%, related to metallurgical average coal sales realization. The average coal sales realization per ton for metallurgical coal related to the Alpha operations increased $56.84, or 48%, compared to the prior year period. The increase in cost of coal sales per ton was due primarily to a mix shift of mining additional higher cost metallurgical tons in response to the increase in demand, lower production at our Emerald mine due to the operation of a single longwall and geological factors that impacted production, and the impact of $108.3 million of expense related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory and approximately $9.4 million related to stock compensation expense and severance and other employee compensation directly related to the Acquisition.

Coal revenues and cost of coal sales for the East include $334.3 million and $383.7 million, respectively, from the Massey operations for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Summary

Total revenues increased $801.8 million, or 42%, for the six months ended June 30, 2011 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $672.5 million, increased freight and handling revenues of $111.9 million and increased other revenues of $17.4 million. The increase in coal revenues consisted of an increase from the Alpha operations of $338.2 million, or 20%, and $334.3 million from the Massey operations. The increase in freight and handling revenues was primarily related to the Alpha operations. The increase in other revenues consisted of an increase of $14.6 million, or 35%, from the Alpha operations, and $2.8 million from the Massey operations.

Income from continuing operations decreased $60.4 million, or 112%, for the six months ended June 30, 2011 compared to the prior year period. The decrease was largely due to increases in certain operating costs and expenses of $755.1 million, or 46%, and increased other expense, net of $7.0 million, or 17%, partially offset by increased coal revenues and other revenues discussed above and decreased tax expense of $11.8 million, or 73%.

The increase in certain operating costs and expenses of $755.1 million was due to increased cost of coal sales of $609.4 million, or 49%, increased depreciation, depletion and amortization expenses of $45.9 million, or 25%, increased selling, general and administrative expenses of $164.9 million, or 179%, increased other expenses of $39.8 million, or 165%, and a decrease in expense for amortization of acquired intangibles, net of $104.9 million, or 86%. The increase in cost of coal sales consisted of an increase of $225.7 million, or 18%, from the Alpha operations and $383.7 million from the Massey operations. The increase in depreciation, depletion and amortization expenses consisted of $51.4 million from the Massey operations and a decrease of $5.5 million, or 3%, from the Alpha operations. The decrease in expense for amortization of acquired intangibles, net, consisted of a decrease in amortization expense of $69.8 million, or 57%, from the Alpha operations and a credit to expense of $35.1 million from the Massey operations. The increase in other expenses consisted of an increase of $39.3 million, or 163%, from the Alpha operations and $0.5 million from the Massey operations. The increase in selling, general and administrative expenses consisted of an increase of $121.2 million, or 132%, from the Alpha operations and $43.7 million from the Massey operations.

We sold 44.0 million tons of coal during the six months ended June 30, 2011 compared to 41.6 million tons in the prior year period, an increase of 2.4 million tons, or 6%. The 44.0 million tons consisted of 12.5 million tons of steam coal and 8.0 million tons of metallurgical coal from our Eastern Coal Operations and 23.5 million tons of steam coal from our Western Coal Operations. The 41.6 million tons in the prior year consisted of 12.4 million tons of steam coal and 5.9 million tons of metallurgical coal from our Eastern Coal Operations and 23.3 million tons of steam coal from our Western Coal Operations. The increase in coal sales volumes of 2.4 million tons was due primarily to an increase of 2.1 million tons of metallurgical coal, inclusive of 0.9 million tons from the Massey operations.

The consolidated average coal sales realization per ton for the six months ended June 30, 2011 was $54.48 compared to $41.50 in the prior year period, an increase of $12.98 per ton, or 31%. The increase was largely attributable to the 47% increase in metallurgical average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $160.52 and $66.74, respectively, for the six months ended June 30, 2011 compared to $109.17 and $66.79, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.92 for the six months ended June 30, 2011 compared to $10.86 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 24% for the six months ended June 30, 2011 compared to 29% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 25% and 15%, respectively, for the six months ended June 30, 2011 compared to 31% and 18%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $13.16 for the six months ended June 30, 2011 compared to $12.06 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $26.18 and $1.79, respectively, for the six months ended June 30, 2011 compared to $24.94 and $1.93, respectively, in the prior year period.

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$836,441	$828,136	$8,305	1%
Western steam	280,002	252,820	27,182	11%
Metallurgical	1,281,427	644,414	637,013	99%
Freight and handling revenues	266,926	155,056	111,870	72%
Other revenues	59,380	41,983	17,397	41%

Total revenues	$2,724,176	$1,922,409	$801,767	42%

Tons sold :
Eastern steam	12,532	12,400	132	1%
Western steam	23,498	23,271	227	1%
Metallurgical	7,983	5,903	2,080	35%

Total	44,013	41,574	2,439	6%

Coal sales realization per ton:
Eastern steam	$66.74	$66.79	$(0.05)	(0)%
Western steam	$11.92	$10.86	$1.06	10%
Metallurgical	$160.52	$109.17	$51.35	47%
Average	$54.48	$41.50	$12.98	31%

Coal revenues. Coal revenues increased $672.5 million, or 39%, for the six months ended June 30, 2011 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $637.0 million, or 99%, an increase in eastern steam coal revenues of $8.3 million, or 1%, and an increase in western steam coal revenues of $27.2 million, or 11%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and increased average coal sales realization per ton. Metallurgical tons shipped increased 2.1 million, or 35%, compared to the prior year period and consisted of an increase of 1.2 million tons, or 20%, from the Alpha operations and 0.9 million tons from the Massey operations. The average coal sales realization per ton for metallurgical coal increased $51.35, or 47%, due primarily to robust global pricing and demand for metallurgical coal.

The increase in eastern steam coal revenues was due to $167.3 million from the Massey operations, partially offset by decreases of $159.0 million from the Alpha operations. The decrease in eastern steam coal revenues from the Alpha operations was primarily due to a decrease in eastern steam coal sales volumes, which decreased 2.3 million tons, or 19% compared to the prior year period due primarily to a mix shift of mining additional metallurgical tons in response to the increase in demand, lower production at our longwall mines due to a planned longwall move at the Cumberland mine and the operation of a single longwall at the Emerald mine and geological factors that impacted production at the Emerald mine.

The increase in western steam coal revenues was due primarily to an increase in average coal sales realization per ton. Average coal sales realization per ton increased $1.06, or 10%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the six months ended June 30, 2011 was 18% and 82%, respectively, compared with 14% and 86% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the six months ended June 30, 2011 was 53% and 47%, respectively, compared with 37% and 63% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $266.9 million, respectively, for the six months ended June 30, 2011, an increase of $111.9 million, or 72%, compared to the prior year period. The increase was due to higher export and domestic shipments combined with higher shipping rates compared to the prior year period.

Other revenues. Other revenues increased $17.4 million, or 41%, for the six months ended June 30, 2011 compared to the prior year period. The increase in other revenues was largely due to increased revenues from a sublease related to a sea-going vessel charter that we entered into in December, 2010, increased revenues from coalbed methane extraction activities, coal terminal services, road construction projects and equipment and filter sales from Dry Systems Technology, respectively.

Costs and Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,841,648	$1,232,266	$609,382	49%
Freight and handling costs	266,926	155,056	111,870	72%
Other expenses	63,950	24,127	39,823	165%
Depreciation, depletion and amortization	232,111	186,225	45,886	25%
Amortization of acquired intangibles, net	16,673	121,590	(104,917)	(86)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	256,955	92,020	164,935	179%

Total costs and expenses	$2,678,263	$1,811,284	$866,979	48%

Cost of coal sales per ton:[1]
Eastern coal operations	$77.05	$55.51	$21.54	39%
Western coal operations	$10.13	$8.93	$1.20	13%
Average	$41.32	$29.44	$11.88	40%

1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $609.4 million, or 49%, for the six months ended June 30, 2011 compared to the prior year period. The increase in cost of coal sales consisted of an increase of $225.7 million, or 18%, from the Alpha operations and $383.7 million from the Massey operations. The increases from the Alpha operations were primarily driven by the mix shift of mining a larger relative percentage of higher cost metallurgical coal tons, increases in purchased coal expenses, increased costs for commodities used in the production process and higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. Cost of coal sales from the Massey operations included charges of approximately $108.3 million related to the fair value adjustment made in purchase accounting to Massey’s beginning inventory and approximately $9.4 million related to stock compensation expense and severance and other employee compensation directly related to the Acquisition. The consolidated average cost of coal sales per ton was $41.32 compared to $29.44 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $77.05 and $10.13, respectively, compared to $55.51 and $8.93, respectively, in the prior year period.

Other expenses. Other expenses increased $39.8 million, or 165%, for the six months ended June 30, 2011 compared to the prior year period. The increase was due to an increase of $39.3 million from the Alpha operations and $0.5 million from the Massey operations. Other expenses generally consist of mark-to-market gains and losses on derivatives contracts that are not designated as cash flow hedges and expenses associated with our road construction, Dry Systems Technologies and coalbed methane and natural gas extraction activities. The increase in other expenses from the Alpha operations was largely due to increased expenses associated with road construction, expenses associated with leases for sea-going charter vessels and increased expenses for contract related matters.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $45.9 million, or 25%, for the six months ended June 30, 2011 compared to the prior year period. The increase consisted of depreciation, depletion and amortization of $51.4 million from the Massey operations and decreased depreciation, depletion and amortization of $5.5 million from the Alpha operations.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $104.9 million, or 86%, for the six months ended June 30, 2011 compared to the prior year period. The decrease consisted of a $69.8 million decrease in amortization expense of acquired above-market coal supply agreements from the Alpha operations and a net credit to amortization expense from the Massey operations of $35.1 million primarily related to the amortization of acquired below-market coal supply agreements and amortization of other intangible assets that were valued in the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $164.9 million, or 179%, for the six months ended June 30, 2011 compared to the prior year period. The increase was due primarily to acquisition-related expenses of $147.0 million for employee compensation and professional fees incurred for legal, valuation and financial services in connection with the Acquisition and related debt financing transactions, as well as increased stock-based compensation. The increase in selling, general and administrative expenses consisted of an increase of $121.3 million from the Alpha operations and $43.6 million from the Massey operations.

Interest expense. Interest expense increased $4.8 million, or 12%, during the six months ended June 30, 2011 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Acquisition and the financing transactions that were completed during the period.

Income tax expense. Income tax expense from continuing operations of $4.5 million (consisting of $5.0 million expense associated with discrete tax adjustments, less a tax benefit of $0.5 million based upon the estimated annual effective rate) was recorded for the six months ended June 30, 2011 on a loss from continuing operations before income taxes of $2.0 million. Excluding the discrete adjustments, the tax rate for the six months ended June 30, 2011 equates to 24.9%. The rate differs from the federal statutory rate of 35% primarily due to percentage depletion and state income taxes.

Income tax expense from continuing operations of $16.4 million was recorded for the six months ended June 30, 2010 on income from continuing operations before income taxes of $70.2 million, which equates to an effective tax rate of 23%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D).

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

Powder River Basin coal, with its lower energy content, lower production cost and often greater distance to travel to the consumer, typically sells at a lower price than Northern and Central Appalachian coals that have higher energy content and are often located closer to the end user.

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	23,498	23,271	227	1%
Steam coal sales realization per ton	$11.92	$10.86	$1.06	10%
Total revenues	$283,230	$256,588	$26,642	10%
EBITDA from continuing operations	$31,676	$38,310	$(6,634)	(17)%

Eastern Coal Operations
Steam tons sold	12,532	12,400	132	1%
Metallurgical tons sold	7,983	5,903	2,080	35%
Steam coal sales realization per ton	$66.74	$66.79	$(0.05)	(0)%
Metallurgical coal sales realization per ton	$160.52	$109.17	$51.35	47%
Total revenues	$2,407,006	$1,643,743	$763,263	46%
EBITDA from continuing operations	$442,049	$394,764	$47,285	12%

Western Coal Operations –EBITDA from continuing operations for our Western Coal Operations decreased $6.6 million, or 17%, compared to the prior year period. The decrease was due primarily to increased cost of coal sales, selling, general and administrative and other expenses of $30.0 million, $2.2 million and $1.0 million, respectively, partially offset by increased total revenues of $26.6 million. Cost of coal sales per ton increased $1.19, or 13% while average coal sales realization per ton increased $1.06, or 10%, resulting in a decrease to coal margin per ton of $0.13, or 7%. The increase in cost of coal sales per ton was due primarily to the completion of certain development projects for which costs were capitalized in the prior year and weather related delays experienced in the second quarter of 2011 that impacted transportation and coal shipments. The increase in total revenues consisted of increased coal revenues of $27.2 million, or 11%, partially offset by decreased other revenues of $0.6 million. The increase in coal revenues was largely due to the increase in average coal sales revenue, which reflected increased contractual pricing on tons shipped during the period compared to the prior year.

Eastern Coal Operations –EBITDA from continuing operations increased $47.3 million, or 12%, compared to the prior year period. The increase was due to increased coal and other revenues of $645.3 million and $6.0 million, respectively, and decreased other miscellaneous expenses of $1.0 million, partially offset by increased cost of coal sales of $564.7 million, increased other expenses of $25.6 million and increased selling, general and administrative expenses of $14.7 million. Average coal sales realization per ton increased $22.78, or 28%, while cost of coal sales per ton increased $21.54, or 39%, resulting in an increase to coal margin per ton of $1.24, or 5%.

The increase in average coal sales realization per ton was due primarily to an increase of $51.35, or 47%, related to metallurgical average coal sales realization. The average coal sales realization per ton for metallurgical coal related to the Alpha operations increased $48.54, or 44%, compared to the prior year period. The increase in cost of coal sales per ton was due primarily to a mix shift of mining additional metallurgical tons in response to the increase in demand, lower production at our longwall mines due to a planned longwall move at the Cumberland mine that was completed in the second quarter of 2011, the operation of a single longwall at the Emerald mine and geological factors that impacted production at the Emerald mine, and the impact of $108.3 million of expense related to the fair value adjustment made in purchase accounting to Massey’s beginning inventory and approximately $9.4 million related to stock compensation expense and severance and other employee compensation directly related to the Acquisition.

Coal revenues and cost of coal sales for the East include $334.3 million and $383.7 million, respectively, from the Massey operations for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, and our debt service and reclamation obligations. Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility and debt arrangements (see “—Credit Agreement and Long-Term Debt”); and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

At June 30, 2011, we had available liquidity of $2,210.8 million, including cash and cash equivalents of $812.3 million, marketable securities of $373.4 million and $1,025.1 million of unused revolving credit facility commitments available under the Third Amended and Restated Credit Agreement and our accounts receivable securitization facility (the “A/R Facility”), after giving effect to $1.3 million and $163.6 million of letters of credit outstanding, respectively, as of June 30, 2011, subject to limitations described in the Third Amended and Restated Credit Agreement and the A/R Facility. Our total long-term debt, including debt discount, was $3,530.6 million at June 30, 2011.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under the Third Amended and Restated Credit Agreement and our A/R Facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, and reclamation obligations, potential share and debt repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

We sponsor pension plans in the United States for certain employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, corporate and government bonds, preferred and common stocks, an investment in a group annuity contract, equity and fixed income funds, real estate funds and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent economic downturn caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trusts in order to comply with the funding requirements of the Pension Act. We currently expect to make contributions in 2011 of approximately $40.0 million to maintain at least an 80% funding ratio for each pension plan.

We have obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. The remaining annual installment of $36.1 million is due on May 1, 2012.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks for us. These risks include declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. We believe that our current group of customers are sound and represent no abnormal business risk.

Financing Relating to the Acquisition

On June 1, 2011, pursuant to the terms of the previously announced Agreement and Plan of Merger dated as of January 28, 2011, we completed the Acquisition of Massey. Massey stockholders received 1.025 shares of our common stock and $10.00 in cash for each share of Massey common stock.

The proceeds we received from our term loan facility, revolving credit facility and the issuance of our 2019 and 2021 Notes was used to:

•	fund the cash portion of the Acquisition consideration (inclusive of payments due to holders of Massey equity awards);

•	repay approximately $227.9 million outstanding under our existing senior secured term loan and replace $1.3 million in letters of credit issued under our revolving credit facility;

•

retire $760.0 million of Massey’s 6.875% senior notes due 2013 (the “2013 Notes”) that were outstanding prior to the Acquisition through a combination of a cash tender offer and redemption on July 1, 2011. During the quarter ended June 30, 2011, we paid $525.5 million which included principal payments, premium payments and accrued interest to the holders of the 2013 Notes, as the tender offer settlement amount. In addition, we paid $274.5 million into a redemption trust during the quarter ended June 30, 2011 to be used to redeem the remaining outstanding 2013 Notes on July 1, 2011;

•

replace Massey’s existing asset-backed revolving credit facility and restricted cash letter of credit facility, which had no borrowings outstanding and approximately $135.4 million of letters of credit outstanding; and

•	pay transaction fees and expenses.

The remaining proceeds will be used to redeem the $298.3 million aggregate outstanding principal amount of the 7.25% notes due 2014 (the “2014 Notes”) of Foundation PA Coal Company LLC (“Foundation PA”), one of our subsidiaries, which, subsequent to June 30, 2011, we gave notice that they all will be redeemed and become due and payable on August 18, 2011 (the “Redemption Date”) at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued and unpaid interest up to but excluding the Redemption Date.

During the six months ended June 30, 2011, we incurred fees totaling $121.8 million related to the financing of the Acquisition. Of the total incurred, $84.0 million was capitalized as debt issuance costs and will be amortized over the life of the related financing arrangements. The remaining $37.8 million was recognized as selling, general and administrative expense during the six months ended June 30, 2011, including $24.7 million related to the commitment fees incurred on the unsecured bridge loan facility which was in place during the process of the Acquisition.

Accounts Receivable Securitization

The capacity of the A/R Facility was increased from $150,000 to $190,000 in June 2011. As of June 30, 2011, letters of credit in the amount of $163.6 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Cash Flows

Cash and cash equivalents increased by $257.5 million for the six months ended June 30, 2011. The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended June 30,
	2011	2010
Cash Flows (in thousands):
Net cash provided by operating activities	$284,138	$337,931
Net cash used in investing activities	(1,016,448)	(296,451)
Net cash provided by (used in) financing activities	989,829	(88,464)

Net increase (decrease) in cash and cash equivalents	$257,519	$(46,984)

Net cash provided by operating activities for the six months ended June 30, 2011 was $284.1 million, a decrease of $53.8 million from the $337.9 million of net cash provided by operations for the six months ended June 30, 2010. This decrease was driven by a decrease in net income, an increase in acquisition-related expenses, an increase in stock-based compensation expense, and an increase in deferred income taxes, offset by a decrease in amortization of acquired intangibles, net. The cash generated by changes in operating assets and liabilities for the six months ended June 30, 2011 was primarily related to the increase in accounts receivable, net of $194.9 million, the decrease in inventories, net of $61.7 million, the increase in accounts payable of $88.1 million, the decrease in accrued expenses and other current liabilities of $49.6 million and the increase in other non-current liabilities of $74.6 million.

Net cash used in investing activities for the six months ended June 30, 2011 was $1,016.4 million, an increase of $719.9 million from the $296.5 million of net cash used in investing activities during the six months ended June 30, 2010. The increase was primarily due to the cash portion of consideration paid to acquire Massey, $702.6 million, net of cash acquired.

Net cash provided by financing activities for the six months ended June 30, 2011 was $989.8 million compared to net cash used by financing activities of $88.5 million for the six months ended June 30, 2010. The primary source of cash for financing activities included $2,100.0 million of proceeds from borrowings of long-term debt, offset by principal repayments of long-term debt of $737.6 million and payments to a redemption trust of $264.0 million. In addition, debt issuance costs accounted for $84.0 million of the use of cash for financing activities for the six months ended June 30, 2011. The majority of the financing activities for the six months ended June 30, 2011 relate to the acquisition of Massey.

Credit Agreement and Long-Term Debt

As of June 30, 2011, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2011
6.00% senior notes due 2019	$800,000
6.25% senior notes due 2021	700,000
Term loan due 2016	600,000
3.25% convertible senior notes due 2015	659,063
6.875% senior notes due 2013	260,287
7.25% senior notes due 2014	298,285
2.375% convertible senior notes due 2015	287,500
Other	19,496
Debt discount, net	(93,988)

Total long-term debt	3,530,643
Less current portion	916,094

Long-term debt, net of current portion	$2,614,549

New Notes Indenture and the New Senior Notes

On June 1, 2011, we, certain of our wholly owned domestic subsidiaries (collectively, the “Alpha Guarantors”) and Union Bank, N.A., as trustee, entered into an indenture (the “Base Indenture”) and a first supplemental indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “New Notes Indenture”) governing our newly issued 6.00% senior notes due 2019 (the “2019 Notes”) and 6.25% senior notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “New Senior Notes”).

On June 1, 2011, in connection with the Acquisition, we, the Alpha Guarantors, Massey, and certain wholly owned subsidiaries of Massey (the “Massey Guarantors”) and, together with the Alpha Guarantors (the “Guarantors”), and Union Bank, N.A., as trustee, entered into a supplemental indenture (the “Second Supplemental Indenture”) to the New Notes Indenture pursuant to which Massey and certain wholly owned subsidiaries of Massey agreed to become additional guarantors for New Senior Notes.

The 2019 Notes bear interest at a rate of 6.00% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2019. The 2021 Notes bear interest at a rate of 6.25% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2021.

As of June 30, 2011, the carrying values of the 2019 Notes and 2021 Notes were $800.0 million and $700.0 million, respectively.

Third Amended and Restated Credit Agreement

On May 19, 2011, in connection with the Acquisition, we entered into a Third Amended and Restated Credit Agreement to amend and restate in its entirety the credit agreement dated as of July 30, 2004, as amended as of November 12, 2004 and as of October 18, 2005, as amended and restated as of July 7, 2006, as amended effective July 31, 2009 and as further amended and restated as of April 15, 2010 (as so amended and restated, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and restated by the Third Amended and Restated Credite Agreement, is referred to as the “New Credit Agreement”), with Citicorp North America, Inc., as administrative agent and as collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, The Royal Bank of Scotland plc and Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, Morgan Stanley Senior Funding, Inc., as sole syndication agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers, and various other financial institutions, as lenders. The terms of the New Credit Agreement superseded the Existing Credit Agreement in its entirety upon the satisfaction of certain conditions precedent, which included the consummation of the Acquisition on or prior to September 1, 2011 (the satisfaction of such conditions precedent is referred to as the “initial Credit Event”). The Existing Credit Agreement remained in full force and effect until the occurrence of the initial Credit Event.

Upon the occurrence of the initial Credit Event, the New Credit Agreement provided for a $600.0 million senior secured term loan A facility (the “Term Loan Facility”) and a $1.0 billion senior secured revolving credit facility (the “Revolving Facility”). Pursuant to the New Credit Agreement, we may request incremental term loans or increase the revolving commitments in an aggregate amount of up to $1.25 billion plus an additional $750.0 million subject to compliance with a consolidated senior secured leverage ratio. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in such loans or commitments will be subject to certain customary conditions precedent.

As of June 30, 2011, the carrying value of the Term Loan Facility was $600.0 million, with $30.0 million classified as current portion of long-term debt. There were no borrowings outstanding under the Revolving Facility as of June 30, 2011. Letters of credit outstanding at June 30, 2011 under the Revolving Facility were $1.3 million.

Interest Rate and Fees. Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at Alpha’s option, either (a) a base rate determined by reference to the highest of (i) the rate that Citibank, N.A. announces from time to time as its prime or base commercial lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) a LIBO rate for a 30-day interest period as determined on such day, plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the New Credit Agreement is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBO rate borrowings. Commencing October 1, 2011, the applicable margin for borrowings under the New Credit Agreement will be subject to adjustment each fiscal quarter based on our consolidated leverage ratio for the preceding fiscal quarter. Swingline loans will bear interest at a rate per annum equal to the base rate plus the applicable margin. The interest rate in effect at June 30, 2011 was 3.5625%. In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum. Commencing October 1, 2011, the commitment fee will be subject to adjustment each fiscal quarter based on our consolidated leverage ratio for the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees.

3.25% Convertible Senior Notes due 2015

As a result of the Acquisition, we became a guarantor of Massey’s 3.25% convertible senior notes due 2015 (the “3.25% Convertible Notes”) with aggregate principal outstanding at June 1, 2011 of $659.1 million. The 3.25% Convertible Notes bear interest at a rate of 3.25%

per annum, payable semi-annually in arrears on August 1 and February 1 of each year. The 3.25% Convertible Notes will mature on August 1, 2015, unless earlier repurchased by us or converted. The 3.25% Convertible Notes had a fair value of $730.9 million at the acquisition date. We account for the 3.25% Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. At June 1, 2011, the debt and equity components were $620.5 million, net of debt discount of $38.5 million, and $110.4 million, respectively. The debt component was classified as current portion of long-term debt at June 30, 2011 because the Acquisition qualified as a Fundamental Change as defined in the indenture governing the 3.25% Convertible Notes (the “3.25% Convertible Notes Indenture”). As the 3.25% Convertible Notes were redeemable at the option of holders at June 30, 2011 as a result of the Fundamental Change Repurchase Right (as defined in the 3.25% Convertible Notes Indenture), we also reclassified $38.0 million to mezzanine equity from permanent equity. As of June 30, 2011, the carrying amount of the debt was $621.1 million, net of debt discount of $38.0 million. As of June 30, 2011, the carrying amount of the equity component totaled $110.4, with $38.0 in mezzanine equity and $72.4 in permanent equity. The sum of the debt component and the mezzanine equity component represent the aggregate principal redeemable at the option of the holders at June 30, 2011. The mezzanine equity component will be reclassified to permanent equity at the expiration of the fundamental change period on July 5, 2011. The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.

The 3.25% Convertible Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The 3.25% Convertible Notes are guaranteed on a senior unsecured basis by Massey’s subsidiaries (which are among our subsidiaries), other than certain minor subsidiaries of Massey. The 3.25% Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our non-guarantor subsidiaries, including trade payables. The 3.25% Convertible Notes are convertible in certain circumstances and in specified periods at a conversion rate, subject to adjustment, of the value of 11.4560 shares of common stock per $1,000 principal amount of 3.25% Convertible Notes. From and after the effective time of the Acquisition, the consideration deliverable upon conversion of a 3.25% Convertible Notes ceased to be based upon Massey common stock and instead became based upon Reference Property (as defined in the 3.25% Convertible Notes Indenture) consisting of 1.025 shares of Alpha common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at our election. One of the circumstances under which the 3.25% Convertible Notes would become convertible is if our common stock price exceeds a set threshold during a reference period specified in the 3.25% Convertible Notes Indenture. That threshold is currently $100.96 per share of Alpha common stock, subject to adjustment.

The 3.25% Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the 3.25% Convertible Notes then outstanding may declare the principal of the 3.25% Convertible Notes and any accrued and unpaid interest immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to Alpha, the principal amount of the 3.25% Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and immediately payable.

6.875% Senior Notes due 2013

We assumed Massey’s 2013 Notes with an aggregate principal amount outstanding of $760.0 million as part of the Acquisition. On June 1, 2011, we paid $525.5 million, which included a premium payment and accrued but unpaid interest, pursuant to our cash tender offer for the 2013 Notes. In addition, on June 1, 2011, we paid $274.5 million into a redemption settlement trust to redeem all the 2013 Notes that remained outstanding after the tender offer. We have recorded an asset of $265.6 million in prepaid expenses and other current assets at June 30, 2011, which represents the balance in the redemption settlement trust. We recorded the redemption portion of the debt at its fair value on June 1, 2011 of $264.0 million. Upon redemption of the 2013 Notes on the redemption date of July 1, 2011, the related asset and liability will be removed from the consolidated balance sheets. As of June 30, 2011, the carrying value of the 2013 Notes was $260.3 million, net of a debt premium $3.7 million.

7.25% Senior Notes due 2014

The 2014 Notes, with an aggregate principal amount of $298.3 million at June 30, 2011, will mature on August 1, 2014, unless earlier redeemed. The 2014 Notes are guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA, ANR Receivables Funding, LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. In connection with the Acquisition, Massey and certain subsidiaries of Massey also become guarantors of the 2014 Notes. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 101.208%, and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2011 and 2012, respectively, plus accrued interest. As of June 30, 2011, the carrying value of the 2014 Notes was $297.4 million, net of debt discount of $0.9 million.

Subsequent to June 30, 2011, we gave notice that all of our outstanding 2014 Notes will be redeemed and become due and payable on August 18, 2011 (the “Redemption Date”) at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued but unpaid interest up to but excluding the Redemption Date.

The indenture governing the 2014 Notes places certain restrictions on Alpha. See “—Analysis of Material Debt Covenants.”

2.375% Convertible Senior Notes due June 2015

As of June 30, 2011, we had $287.5 million aggregate principal amount of 2.375% Convertible Notes (the “2.375% Convertible Notes”). The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually on April 15 and October 15 of each year, and will mature on April 15, 2015, unless earlier repurchased by us or converted. We separately account for the liability and equity components of our 2.375% Convertible Notes in a manner reflective of our nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%. As of June 30, 2011, the carrying amount of the debt component was $228.7 million, the unamortized debt discount was $58.8 million and the carrying amount of the equity component was $69.9 million.

The 2.375% Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The 2.375% Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables. The 2.375% Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of 2.375% Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the indenture governing the 2.375% Convertible Notes (the “2.375% Convertible Notes Indenture”). Upon conversion of the 2.375% Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock, or a combination thereof, at our election.

The 2.375% Convertible Notes were not convertible as of June 30, 2011 and as a result have been classified as long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the New Credit Agreement and the indentures governing the 2014 Notes, the New Senior Notes and the 3.25% Convertible Notes as of June 30, 2011. A breach of the covenants in the New Credit Agreement, the 2014 Notes, the New Senior Notes or the 3.25% Convertible Notes, including the financial covenants under the New Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the New Credit Agreement, the 2014 Notes, the New Senior Notes or the 3.25% Convertible Notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the New Credit Agreement, the 2014 Notes, the New Senior Notes or the 3.25% Convertible Notes would also result in a default under the indenture governing our 2.375% Convertible Notes, our 2019 Notes and our 2021 Notes. Additionally, under the New Credit Agreement, the 2014 Notes, the New Senior Notes and the 3.25% Convertible Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the New Credit Agreement are:

	Actual Covenant Levels; Twelve Months Ended June 30, 2011	Required Covenant Levels; June 1, 2011 and Thereafter

Minimum adjusted EBITDA to cash interest ratio	6.5x	2.5x
Maximum total debt less unrestricted cash, cash equivalents and permitted investments to adjusted EBITDA ratio	2.1x	3.75x

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the New Credit Agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with the New Credit Agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended				Twelve Months Ended June 30, 2011
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(In thousands)
Net income (loss)	$31,874	$10,839	$49,848	$(56,352)	$36,209
Interest expense	17,834	15,005	15,610	29,859	78,308
Interest income	(967)	(963)	(1,045)	(1,012)	(3,987)
Income tax (benefit) expense	1,236	(13,771)	13,967	(9,494)	(8,062)
Amortization of acquired intangibles, net	52,398	52,805	25,983	(9,606)	121,580
Depreciation, depletion and amortization	94,202	90,715	88,638	143,769	417,324

EBITDA	196,577	154,630	193,001	97,164	641,372
Non-cash charges (1)	13,200	13,742	16,687	50,724	94,353
Extraordinary or non-recurring items (1)	—	—	—	86,213	86,213
Other adjustments (1)	—	—	115	157	272
Pro forma Massey (1)	62,989	35,789	112,700	17,393	228,871

Pro forma adjusted EBITDA	$272,766	$204,161	$322,503	$251,651	$1,051,081

(1) Calculated in accordance with the New Credit Agreement

Adjusted EBITDA to cash interest ratio					6.5x
Total debt less unrestricted cash, cash equivalents and permitted investments to adjusted EBITDA ratio					2.1x

Cash interest is calculated in accordance with the New Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended June 30, 2011 is calculated as follows (in thousands):

Interest expense	$78,308
Less interest income	(3,987)
Less non-cash interest expense	(24,240)
Plus pro forma interest	112,511

Net cash interest expense (1)	$162,592

(1)	Calculated in accordance with the New Credit Agreement

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

We had outstanding surety bonds with a total face amount of $567.5 million as of June 30, 2011 to secure various obligations and commitments. In addition, we had $164.9 million of letters of credit in place, of which $1.3 million was outstanding under the New Credit Agreement, and $163.6 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of June 30, 2011 (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Long-term debt (1)	$573,572	$120,000	$1,261,563	$1,650,000	$3,605,135
Other debt (2)	29	2,250	1,291	15,926	19,496
Equipment purchase commitments	195,394	111,000	—	—	306,394
Operating leases	35,362	108,679	27,222	1,226	172,489
Minimum royalties	22,327	63,315	42,692	82,895	211,229
Federal coal lease	—	36,108	—	—	36,108
Coal purchase commitments	270,737	14,047	—	—	284,784

Total	$1,097,421	$455,399	$1,332,768	$1,750,047	$4,635,635

(1)	Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 7.25% on our loans, would be approximately $73.2 million in 2011, $270.6 million in 2012 to 2013, $255.8 million in 2014 to 2015, and $402.8 million after 2015.
(2)	Other debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 6.13% and 13.86%, would be approximately $4.5 million in 2012 to 2013, $4.5 million in 2014 to 2015, and $32.8 million after 2015.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers’ compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Asset retirement obligation	$67,323	$102,123	$78,756	$654,957	$903,159
Postretirement benefit obligation	36,749	84,771	98,013	2,402,226	2,621,759
Workers’ compensation benefit and black lung benefit obligations	26,651	41,020	35,436	605,924	709,031

Total	$130,723	$227,914	$212,205	$3,663,107	$4,233,949

We currently expect to make contributions in 2011 of approximately $40.0 million to our pension plans.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies and estimates.

Mine Safety and Health Administration Data

The information required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has been included in Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of July 21, 2011, we had sales commitments for approximately 98% of planned shipments for 2011. Unpriced tonnage, including committed and uncommitted, was 2%, 41% and 72% for 2011, 2012 and 2013, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 22,000 tons of explosives for the last six months of 2011 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 26% of our expected explosive needs for the remaining six months of 2011. If the price of natural gas were to decrease during the remaining six months of 2011, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 51.9 million gallons of diesel fuel for the last six months of 2011 and 102.0 million gallons of diesel fuel for 2012. Through our derivative swap contracts, we have fixed prices for approximately 37% and 36% of our expected diesel fuel needs for the remaining six months of 2011 and for the year of 2012, respectively. If the price of diesel fuel were to decrease in 2011, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our New Credit Agreement, which has a variable interest rate of 2.5 percentage points over the LIBO rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of June 30, 2011, our term loan due 2016 under the New Credit Agreement had an outstanding balance of $600.0 million. The current portion of the term loan due is $30.0 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.4 million, which would be partially offset by our interest rate swaps.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. If interest rates were to decrease in 2011, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our New Credit Agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have not been any significant changes, except as described in the following paragraph, in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently in the process of integrating the internal controls and procedures of Alpha and Massey, which may materially affect the Company’s internal control over financial reporting. Management expects to exclude Massey from its December 31, 2011 assessment of and report on internal control over financial reporting, but expects to perform an assessment of and report on internal control over financial reporting of the combined company as of December 31, 2012.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 19 to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Massey and Massey’s directors and officers are named parties to a number of lawsuits, including various lawsuits relating to the explosion at the Upper Big Branch mine and safety conditions at Massey mines. One of Massey’s employees has been indicted by a grand jury and federal charges have been filed against one of Massey’s former employees, and further lawsuits may be filed against Massey and charges may also be brought against Massey and certain other of Massey’s directors, officers and employees by the U.S. Attorney’s Office.

A number of legal actions are pending in Delaware state court and West Virginia state and federal courts relating to safety conditions at Massey’s mines, the April 2010 explosion at the Upper Big Branch mine, which we refer to as the UBB explosion, and other related matters, including accusations of securities fraud. These include derivative actions against current and former Massey directors and officers and actions brought by certain of the families of the twenty-nine miners that died in the UBB explosion. Massey and its officers, directors and employees may be subject to future claims, including additional claims from families of the twenty-nine miners that died in the UBB explosion. In addition, the U.S. Attorney’s Office and the federal Mine Safety and Health Administration (“MSHA”), in conjunction with the State of West Virginia, are currently investigating the UBB explosion. We are cooperating with these government investigations. On February 28, 2011, Massey’s head of security at the UBB mine was charged with obstruction of justice and making false statements in connection with the U.S. Attorney’s investigation. On March 22, 2011, federal criminal charges were filed against a former Massey employee who worked at UBB until August 2009 in connection with falsifying his foreman’s license and making false statements in connection with the U.S. Attorney’s investigation.

The outcomes of these pending and potential cases, claims, and investigations are uncertain. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us. We may not resolve these actions favorably or may not be successful in implementing remedial safety measures that may be imposed as a result of some of these actions and/or investigations. Also, under the Merger Agreement, we agreed to leave in place and not to modify those provisions granting rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the Acquisition and related rights to the advancement of expenses in favor of any current or former director, officer, employee or agent of Massey contained in the organizational documents of Massey and its subsidiaries and certain related indemnification agreements.

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

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. As a result, our estimates of the reserves that we acquired in the Acquisition may differ from previous estimates, and these differences could be material. In addition, actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our reserves may vary materially from estimates. These estimates thus may not accurately reflect our actual reserves. Any inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs or decreased profitability.

Certain provisions in our long-term supply contracts may reduce the protection these contracts provide us during adverse economic conditions or may result in economic penalties upon our failure to meet specifications.

Price adjustment, “price reopener” and other similar provisions in long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by these contracts. Price reopener provisions are particularly common in international metallurgical coal sales contracts. Some of our coal supply contracts contain provisions that allow for the price to be renegotiated at periodic intervals. Generally, price reopener provisions require the parties to agree on a new price based on the prevailing market price, however, some contracts provide that the new price is set between a pre-set “floor” and “ceiling.” In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract or litigation, the outcome of which is uncertain. In other circumstances when the economy is weak, some of our customers may experience lower demand for their products and services and may be unwilling to take all of their contracted tonnage or request a lower price. Any adjustment or renegotiation leading to a significantly lower contract price could result in decreased revenues. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.

Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during specified events beyond the control of the affected party. Following the UBB explosion, Massey notified certain of its customers that it was declaring force majeure under certain of its sales contracts impacted by the lost tonnage resulting from the explosion and subsequent shutdown at the Upper Big Branch mine. It is possible that certain of these customers may ultimately challenge the declaration of force majeure or contest whether they received timely or proper allocations or amounts of coal following the declaration of force majeure. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability, moisture and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, some of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal or the cost of burning coal beyond specified limits.

As a result of the economic slowdown that resulted in deep cuts in worldwide steel production in late 2008 and the first half of 2009 and the application of such price adjustment and other similar provisions in our long-term supply contracts, we chose to restructure certain agreements under mutually acceptable terms with steel customers starting in late 2008 and continuing through 2009. A slowing in the current economic recovery could result in an increase in the number of restructured agreements.

Due to the risks mentioned above with respect to long-term supply contracts, we may not achieve the revenue or profit we expect to achieve from these sales commitments.

Certain terms of our 2.375% convertible notes due 2015 and the 3.25% convertible notes due 2015 originally issued by Massey may adversely impact our liquidity.

Upon conversion of our 2.375% convertible notes due 2015 and the 3.25% convertible notes due 2015 originally issued by Massey, we will be required to make certain cash payments to holders of converted notes. As a result, the conversion of the convertible notes may significantly reduce our liquidity.

We may fail to realize revenue growth and the cost savings estimated as a result of the Acquisition.

The success of the Acquisition will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses of Alpha and Massey. We may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Employees might leave or be terminated because of the Acquisition. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers. Our management may be unable to manage successfully our exposure to pending and potential litigation. We may be required by regulators to undertake certain remedial measures as a result of claims and investigations arising from the UBB explosion, and our management may not be able to implement those and other remedial measures successfully. We may experience difficulties integrating Massey’s system of financial reporting. We will be permitted to exclude the operations of Massey from our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of December 31, 2011, so that our first certification of the effectiveness of our internal control over financial reporting may be as of December 31, 2012. We may experience difficulties in applying our Running Right program at legacy Massey mines and facilities. Moreover, assumptions underlying estimates of expected cost savings as a result of the Acquisition may be inaccurate, and general industry and business conditions might deteriorate. If any of these factors limit our ability to integrate the operations of Alpha and Massey successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the Acquisition, might not be met.

Our success will also depend on the integration into our operations of Cumberland, which Massey acquired on April 19, 2010. Massey’s integration of Cumberland’s operations was still ongoing at the time of the Acquisition, and we are currently involved in integrating Cumberland’s operations with our operations and those of Massey. This integration is subject to risks similar to those described above related to the integration of Massey and under “Acquisitions that we have completed since our formation, as well as acquisitions that we may undertake in the future, involve a number of risks, any of which could cause us not to realize the anticipated benefits” in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2010. As a result of those risks, we may fail to realize the benefits of Massey’s acquisition of Cumberland. In particular, prior to its acquisition by Massey, Cumberland was a private company and was not required to comply with many requirements applicable to U.S. public companies, including the documentation and assessment of the effectiveness of its internal control over financial reporting. Establishing, testing and maintaining an effective system of internal control over financial reporting of the merged entity will require significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, could increase our legal, insurance and financial compliance costs and may divert the attention of management. In addition, our actual operating costs may exceed the operating costs set forth in the unaudited pro forma financial data included herein. Moreover, if we discover aspects of Cumberland’s internal control over financial reporting that require improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could adversely affect our financial and operating results, investor’s confidence or increase our risk of material weaknesses in internal control over financial reporting.

In addition, until the completion of the Acquisition, Alpha and Massey had operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, employees or other third parties or our ability to achieve the anticipated benefits of the Acquisition or could reduce our earnings.

The inability of companies to fulfill their indemnification obligations to us under certain agreements with us could increase our liabilities and adversely affect our results of operations and financial position.

In the acquisition agreements entered into with the sellers of companies that we have acquired (including Coastal Coal Company, Nicewonder and Progress), and the acquisition or other agreements that the companies we have acquired entered into prior to our acquisition, such as the Distribution Agreement entered into by Massey and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, the respective sellers and, in some cases, their parent companies or other parties, agreed to retain responsibility for and indemnify Alpha against damages resulting from certain third-party claims or other liabilities, such as workers’ compensation liabilities, black lung liabilities, postretirement medical liabilities and certain environmental or mine safety liabilities. The obligations of the sellers and other parties, as applicable, to indemnify us with respect to their retained liabilities will continue for a substantial period of time, and in some cases indefinitely. In particular, the sellers’ indemnification obligations with respect to breaches of their representations and warranties in the acquisition agreements terminate upon expiration of the applicable indemnification period (generally 18-24 months from the acquisition date for most representations and warranties, and from two to five years from the acquisition date for environmental representations and warranties), are subject to deductible amounts and do not cover damages in excess of the applicable coverage limit.

The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller or other applicable party to satisfy their obligations with respect to claims and retained liabilities covered by the applicable agreements or breaches of its representations and warranties could have an adverse effect on our results of operations and financial position if claimants successfully assert that we are liable for those claims and/or retained liabilities.

Our substantial indebtedness exposes us to various risks.

At June 30, 2011, we had $3.6 billion of indebtedness outstanding before discounts applied for financial reporting, representing 43% of our total capitalization. In addition, at June 30, 2010, we had $1.3 million of letters of credit outstanding under our credit facility and $163.6 million of letters of credit outstanding under our accounts receivable securitization facility.

Our substantial indebtedness could have important consequences for our business. For example, it could:

•

make it more difficult for us to pay or refinance our debts, including the notes, as they become due during adverse economic and industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•

cause us to use a portion of our cash flow from operations for debt service, reducing the availability of cash to fund working capital and capital expenditures, research and development and other business activities;

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under the New Credit Agreement, will be at variable rates of interest;

•	make us more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and

•	result in a downgrade in the credit rating of our indebtedness which could increase the cost of further borrowings.

We may also be able to incur substantially more debt which could further exacerbate the risks associated with our significant indebtedness.

We may be able to incur substantial additional indebtedness in the future under the terms of our credit facility and the indentures governing our debt securities. Our credit facility provides for a revolving line of credit of up to $1.0 billion, of which $998.7 million was available as of June 30, 2011. The addition of new debt to our current debt levels could increase the related risks that we now face. For example, the spread over the variable interest rate applicable to loans under our revolving line of credit is dependent on our leverage ratio, and it would increase if our leverage ratio increases. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of our bonding obligations, which we will require as we develop and acquire new mines.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful, and repayment of our indebtedness is dependent to a significant extent on cash flow generated by our subsidiaries and their ability to make distributions to us.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

In addition, we will be dependent to a significant extent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. These subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of these subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required payments of principal, premium, if any, and interest on our indebtedness.

We may be unable to repurchase our debt if we experience a change of control.

Under certain circumstances, we will be required, under the terms of the indentures governing our various series of notes, to offer to purchase all of the outstanding notes of each series at either 100% or 101%, as the case may be, of their principal amount if we experience a change of control. Our failure to repurchase such notes upon a change of control would cause a default under the indentures governing such notes and a cross default under our credit facility. Our credit facility also provides that a change of control will be an event of default that permits lenders to accelerate the maturity of certain borrowings thereunder. Any of our future debt agreements may contain similar provisions. If a change of control were to occur, it cannot be assured that we would have sufficient funds to purchase our various series of notes, or any other securities that we would be required to offer to purchase. We may require additional financing from third parties to fund any such purchases, but it cannot be assured that we would be able to obtain such financing. In addition, if we experience a change of control (as defined for purposes of our credit facility), resulting in an event of default under our credit facility we may not be able to replace our credit facility on terms equal to or more favorable than the current terms if the commitments are terminated and the loans are repaid under our credit facility upon an event of default.

Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facility, limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.

At June 30, 2010, we had $164.9 million of letters of credit in place, of which $1.3 million was outstanding under our credit facility and $163.6 million was outstanding under our accounts receivable securitization facility. These outstanding letters of credit supported workers’ compensation bonds, coal mining reclamation obligations, UMWA retiree health care obligations, and other miscellaneous obligations. Our credit facility provides for revolving commitments of up to $1.0 billion, all of which can be used to issue letters of credit, and our accounts receivable securitization facility provides for the issuance of up to $190.0 million in letters of credit. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our revolving credit facility and accounts receivable securitization facility for additional letters of credit, we may be unable to provide financial assurance for our mining operations.

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

In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements are expected to become effective in coming years. These requirements include implementation of the current and more stringent proposed ambient air quality standards for particulate matter and ozone, the EPA’s projected rule to limit emissions of mercury and other hazardous air pollutants from power plants, and implementation of the EPA’s final Cross-State Air Pollution Transport Rule (the “Rule”) issued in July 2011 to further control nitrogen oxides and sulphur dioxide emissions from power plants in 27 eastern states

(including Texas). The EPA estimates that the Rule will impose a 54 percent reduction in nitrogen oxides emissions and a 73 percent reduction in sulphur dioxide emissions from 2005 levels in the covered states. The Rule includes an interstate emissions allowance trading approach and would be phased in during 2012 and 2014.

Such standards and rules may require significant emissions control expenditures for coal-fired power plants. In particular, the Rule could increase the costs of coal use by our customers. Any switching of fuel sources away from coal because of increased costs of coal use or other reasons, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal, which could adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
April 1, 2011 through April 30, 2011	1,065	$58.82	—	$100,001
May 1, 2011 through May 31, 2011	634	$51.15	—	$100,001
June 1, 2011 through June 30, 2011	490,094	$42.87	489,694	$79,001

	491,793	$42.92	489,694	$79,001

(1)	In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2011, the Company issued 5,988 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 2,099 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.
(2)	On May 19, 2010, the Board of Directors authorized the Company to repurchase up to $125,000,000 of common shares. Under this program, we may repurchase shares from time to time on the open market or in privately negotiated transactions, including structured or accelerated transactions, at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we may make purchases pursuant to one or more trading plans adopted from time to time under Rule 10b5-1 of the Exchange Act, which plans allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(3)	Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on company outlook, business conditions and current investment opportunity.

Item 6. Exhibits

See the Exhibit Index following the signature page of this quarterly report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: August 9, 2011	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of January 28, 2011, among Mountain Merger Sub, Inc., Alpha Natural Resources, Inc. and Massey Energy Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on January 31, 2011).

3.1	Amended and Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed June 1, 2011).

3.3	Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 18, 2010).

4.1	Form of certificate of Alpha Natural Resources, Inc. common stock (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on February 10, 2005).

4.2	Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.3	Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on April 9, 2008).

4.4	Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.5	Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009).

4.6	Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.7	Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 7, 2009).

4.8	Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-118427) of Alpha Natural Resources, Inc. filed on December 7, 2004).

4.9	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 14, 2005).

4.10	Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 9, 2007).

4.1	Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009).

4.12	Fourth Supplemental Indenture dated as of February 2, 2011 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 6, 2011).

4.13	Fifth Supplemental Indenture, dated as of June 13, 2011, by and among Foundation PA Coal Company, LLC, Alpha Natural Resources Inc., Alpha Appalachia Holdings, Inc. and certain subsidiaries of Alpha Appalachia Holdings, Inc., as Guarantors, and the Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 of Alpha Natural Resources, Inc. (File No. 333-165473) filed on June 30, 2011).

4.14	Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.15	First Supplemental Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.16	Form of 2019 Note (included in Exhibit 4.15) (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.17	Form of 2021 Note (included in Exhibit 4.15) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.18	Second Supplemental Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.19	Senior Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.20	First Supplemental Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.21	Second Supplemental Indenture, dated as of July 20, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.22	Third Supplemental Indenture, dated as of August 28, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.23	Fourth Supplemental Indenture, dated as of April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-Kof Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.24	Fifth Supplemental Indenture, dated as of June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.25	Sixth Supplemental Indenture dated as of June 1, 2011, among Alpha Natural Resources, Inc., Massey Energy Company, the Guarantors named therein and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Current Report to Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 3, 2011).

4.26	Third Amended and Restated Credit Agreement, dated as of May 19, 2011, by and among Alpha, the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc. as administrative and collateral agent and Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 20, 2011).

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of June 1, 2011, made by each of the Guarantors as defined therein, in favor of Citicorp North America, Inc., as administrative agent and as collateral agent for the banks and other financial institutions or entities from time to time parties to the New Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

10.2	Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.3	Alpha Natural Resources, Inc. 1999 Executive Performance Incentive Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.4	Alpha Natural Resources, Inc. 1996 Executive Stock Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.5	Form of stock option agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.6	Form of restricted stock agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.7	Form of restricted unit agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.8	Form of cash incentive award agreement based on earnings before taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.9	Form of amended cash incentive award agreement based on earnings before taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed January 6, 2010).

10.10	Form of cash incentive award agreement based on earnings before interest and taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.11	Form of cash incentive award agreement based on earnings before interest, taxes, depreciation and amortization under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.12*	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective January 1, 2011 (amended as of May 1, 2011).

10.13*	Alpha Service Companies Rabbi Trust Agreement (amended as of May 1, 2011).

10.14	Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed on December 15, 2000).

10.15	Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A.T. Massey Coal Company, Inc. dated as of November 30, 2000 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed on December 15, 2000).

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety and Health Administration Data

101.INS**	XBRL instance document

101.SCH**	XBRL taxonomy extension schema

101.CAL**	XBRL taxonomy extension calculation linkbase

101.LAB**	XBRL taxonomy extension label linkbase

101.PRE**	XBRL taxonomy extension presentation linkbase

*	Filed herewith.
**	To be furnished by amendment.