Form 10-Q/A
period 2011-06-30
Alpha Natural Resources, Inc.
filed 2011-09-08
CIK 1301063

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

Explanatory Note

Alpha Natural Resources, Inc. (the “Company” or “Alpha”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011 solely for the purpose of furnishing Exhibit 101 to the Quarterly Report on Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information for the quarter formatted in XBRL (Extensible Business Reporting Language). No changes have been made to the original Quarterly Report on Form 10-Q other than as described above. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Quarterly Report on Form 10-Q or modify or update in any way disclosure made in the original filing.

Item 6. Exhibits

See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: September 8, 2011	By:	/s/ Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of January 28, 2011, among Mountain Merger Sub, Inc., Alpha Natural Resources, Inc. and Massey Energy Company (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on January 31, 2011).

3.1	Amended and Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 5, 2009).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed June 1, 2011).

3.3	Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 18, 2010).

4.1	Form of certificate of Alpha Natural Resources, Inc. common stock (Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of Alpha Natural Resources, Inc./Old (File No. 333-121002) filed on February 10, 2005).

4.2	Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.3	Supplemental Indenture No. 1 dated as of April 7, 2008, between Alpha Natural Resources, Inc. (File No. 1-32423) and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. /Old (File No. 1-32423) filed on April 9, 2008).

4.4	Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.5	Supplemental Indenture No. 2 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009).

4.6	Subordinated Indenture dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008).

4.7	Supplemental Indenture No. 1 dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 7, 2009).

4.8	Senior Notes Indenture dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A (File No. 333-118427) of Alpha Natural Resources, Inc. filed on December 7, 2004).

4.9	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 14, 2005).

4.10	Supplemental Indenture dated as of October 5, 2007 among Foundation PA Coal Terminal, LLC, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 9, 2007).

4.11	Third Supplemental Indenture dated as of August 1, 2009 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009).

5

4.12	Fourth Supplemental Indenture dated as of February 2, 2011 among Foundation PA Coal Company, LLC, Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 6, 2011).

4.13	Fifth Supplemental Indenture, dated as of June 13, 2011, by and among Foundation PA Coal Company, LLC, Alpha Natural Resources Inc., Alpha Appalachia Holdings, Inc. and certain subsidiaries of Alpha Appalachia Holdings, Inc., as Guarantors, and the Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 of Alpha Natural Resources, Inc. (File No. 333-165473) filed on June 30, 2011).

4.14	Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.15	First Supplemental Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.16	Form of 2019 Note (included in Exhibit 4.15) (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.17	Form of 2021 Note (included in Exhibit 4.15) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.18	Second Supplemental Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.19	Senior Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.20	First Supplemental Indenture, dated as of August 12, 2008, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.21	Second Supplemental Indenture, dated as of July 20, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.22	Third Supplemental Indenture, dated as of August 28, 2009, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.23	Fourth Supplemental Indenture, dated as of April 30, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-Kof Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

4.24	Fifth Supplemental Indenture, dated as of June 29, 2010, by and among Massey Energy Company, subsidiaries of Massey Energy Company, as Guarantors, and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

6

4.25	Sixth Supplemental Indenture dated as of June 1, 2011, among Alpha Natural Resources, Inc., Massey Energy Company, the Guarantors named therein and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit 4.12 to the Amendment No. 1 to Current Report to Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 3, 2011).

4.26	Third Amended and Restated Credit Agreement, dated as of May 19, 2011, by and among Alpha, the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc. as administrative and collateral agent and Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 20, 2011).

10.1	Amended and Restated Guarantee and Collateral Agreement, dated as of June 1, 2011, made by each of the Guarantors as defined therein, in favor of Citicorp North America, Inc., as administrative agent and as collateral agent for the banks and other financial institutions or entities from time to time parties to the New Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 1, 2011).

10.2	Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.3	Alpha Natural Resources, Inc. 1999 Executive Performance Incentive Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.4	Alpha Natural Resources, Inc. 1996 Executive Stock Plan (as amended and restated June 1, 2011) (Incorporated by reference to Exhibit 99.3 to Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of Alpha Natural Resources, Inc. (File No. 333-172888) filed on June 1, 2011).

10.5	Form of stock option agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.6	Form of restricted stock agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.7	Form of restricted unit agreement under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 16, 2009).

10.8	Form of cash incentive award agreement based on earnings before taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.9	Form of amended cash incentive award agreement based on earnings before taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed January 6, 2010).

10.10	Form of cash incentive award agreement based on earnings before interest and taxes under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.11	Form of cash incentive award agreement based on earnings before interest, taxes, depreciation and amortization under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed November 14, 2008).

10.12*	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective January 1, 2011 (amended as of May 1, 2011).

7

10.13*	Alpha Service Companies Rabbi Trust Agreement (amended as of May 1, 2011).

10.14	Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed on December 15, 2000).

10.15	Tax Sharing Agreement between Fluor Corporation, Massey Energy Company and A.T. Massey Coal Company, Inc. dated as of November 30, 2000 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed on December 15, 2000).

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

99.1*	Mine Safety and Health Administration Data

101.INS**	XBRL instance document

101.SCH**	XBRL taxonomy extension schema

101.CAL**	XBRL taxonomy extension calculation linkbase

101.LAB**	XBRL taxonomy extension label linkbase

101.PRE**	XBRL taxonomy extension presentation linkbase

*	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.
**	Furnished herewith.

8