Form 10-Q
period 2011-09-30
Alpha Natural Resources, Inc.
filed 2011-11-09
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2011 — 219,806,137

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Coal revenues	$1,997,934	$896,435	$4,395,804	$2,621,805
Freight and handling revenues	213,834	85,330	480,760	240,386
Other revenues	93,010	19,867	155,419	61,850
Total revenues	2,304,778	1,001,632	5,031,983	2,924,041
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,675,209	664,723	3,517,796	1,896,989
Freight and handling costs	213,834	85,330	480,760	240,386
Other expenses	58,063	11,967	118,792	36,094
Depreciation, depletion and amortization	242,699	94,003	475,762	280,228
Amortization of acquired intangibles, net	(73,274)	52,398	(57,023)	173,988
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	72,701	43,584	329,656	135,604
Total costs and expenses	2,189,232	952,005	4,865,743	2,763,289
Income from operations	115,546	49,627	166,240	160,752
Other income (expense):
Interest expense	(49,148)	(17,834)	(94,726)	(58,458)
Interest income	931	967	2,988	2,495
Loss on early extinguishment of debt	(5,212)	—	(9,768)	(1,349)
Miscellaneous income, net	309	1,261	333	783
Total other expense, net	(53,120)	(15,606)	(101,173)	(56,529)
Income from continuing operations before income taxes	62,426	34,021	65,067	104,223
Income tax benefit (expense)	4,002	(1,660)	(2,178)	(18,010)
Income from continuing operations	66,428	32,361	62,889	86,213
Discontinued operations:
Loss from discontinued operations before income taxes	—	(911)	—	(2,574)
Income tax benefit	—	424	—	1,073
Loss from discontinued operations	—	(487)	—	(1,501)
Net income	$66,428	$31,874	$62,889	$84,712

Basic earnings per common share:
Income from continuing operations	$0.30	$0.27	$0.38	$0.72
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.30	$0.27	$0.38	$0.71

Diluted earnings per common share:
Income from continuing operations	$0.29	$0.27	$0.37	$0.71
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.29	$0.27	$0.37	$0.70

Weighted average shares - basic	224,394,487	119,623,075	166,931,448	119,862,369
Weighted average shares - diluted	226,281,985	121,498,825	168,833,010	121,767,294

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$575,298	$554,772
Trade accounts receivable, net	635,840	281,138
Inventories, net	496,105	198,172
Prepaid expenses and other current assets	680,672	341,755
Total current assets	2,387,915	1,375,837
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $1,190,713 and $866,041, respectively)	2,847,355	1,129,222
Owned and leased mineral rights and land (net of accumulated depletion of $506,751 and $337,810, respectively)	8,553,211	1,985,661
Goodwill	2,675,497	382,440
Other non-current assets	717,750	306,123
Total assets	$17,181,728	$5,179,283
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$38,529	$11,839
Trade accounts payable	513,416	121,553
Accrued expenses and other current liabilities	1,008,100	313,754
Total current liabilities	1,560,045	447,146
Long-term debt	2,931,272	742,312
Pension and postretirement medical benefit obligations	1,103,170	719,355
Asset retirement obligations	743,282	209,987
Deferred income taxes	1,570,096	249,408
Other non-current liabilities	1,023,482	155,039
Total liabilities	8,931,347	2,523,247

Commitments and Contingencies (Note 19)

Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 231.0 million issued and 220.1 million outstanding at September 30, 2011 and 124.3 million issued and 120.5 million outstanding at December 31, 2010	2,310	1,242
Additional paid-in capital	8,075,647	2,238,526
Accumulated other comprehensive loss	(127,935)	(27,583)
Treasury stock, at cost: 10.9 million and 3.8 million shares at September 30, 2011 and December 31, 2010, respectively	(256,919)	(50,538)
Retained earnings	557,278	494,389
Total stockholders’ equity	8,250,381	2,656,036
Total liabilities and stockholders’ equity	$17,181,728	$5,179,283

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$62,889	$84,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	520,585	307,563
Amortization of acquired intangibles, net	(57,023)	173,988
Mark-to-market adjustments for derivatives	(57,392)	11,880
Stock-based compensation	55,856	24,403
Employee benefit plans, net	45,305	40,786
Loss on early extinguishment of debt	9,768	1,349
Deferred income taxes	(5,801)	(41,668)
Other, net	16,064	(3,367)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(169,509)	(85,342)
Inventories, net	122,530	(20,766)
Prepaid expenses and other current assets	27,238	31,692
Other non-current assets	(23,528)	(2,684)
Trade accounts payable	82,222	11,029
Accrued expenses and other current liabilities	(97,020)	30,464
Pension and postretirement medical benefit obligations	(89,530)	(53,840)
Asset retirement obligations	(13,457)	(4,255)
Other non-current liabilities	108,035	5,107
Net cash provided by operating activities	537,232	511,051

Investing activities:
Cash paid for acquisition, net of cash acquired	(713,382)	—
Capital expenditures	(314,929)	(222,960)
Acquisition of mineral rights under federal lease	(65,013)	(36,108)
Purchases of marketable securities	(350,617)	(322,492)
Sales of marketable securities	434,349	141,180
Purchase of equity-method investments	(8,000)	(3,000)
Other, net	(4,672)	(1,957)
Net cash used in investing activities	(1,022,264)	(445,337)

Financing activities:
Principal repayments of long-term debt	(1,307,834)	(50,934)
Proceeds from borrowings on long-term debt	2,100,000	—
Debt issuance costs	(84,306)	(8,710)
Excess tax benefit from stock-based awards	—	8,112
Common stock repurchases	(206,381)	(41,580)
Proceeds from exercise of stock options	4,079	4,292
Net cash provided by (used in) financing activities	505,558	(88,820)

Net increase (decrease) in cash and cash equivalents	20,526	(23,106)
Cash and cash equivalents at beginning of period	554,772	465,869
Cash and cash equivalents at end of period	$575,298	$442,763

Supplemental cash flow information:
Cash paid for interest	$25,112	$49,577
Cash paid for income taxes	$17,874	$43,737
Non-cash investing and financing activities:
Issuance of equity in connection with Acquisition	$5,673,092	$—

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading.  In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011.

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

The condensed consolidated statements of operations include acquisition related expenses (on a pre-tax basis) of $101,698 for the three months ended September 30, 2011, which includes $62,625 in cost of coal sales primarily related to the impact of acquisition accounting and related fair value adjustments to coal inventory and expenses for benefit integration activities, $35,993 in other expenses, $7,798 in selling, general and administrative expenses and ($4,718) in other revenues. For the nine months ended September 30, 2011, the condensed consolidated statements of operations include acquisition related expenses (on a pre-tax basis) of $372,037, which includes $180,353 in cost of coal sales primarily related to the impact of

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

acquisition accounting and related fair value adjustments to coal inventory, expenses for benefit integration activities and employee severance and stock compensation expenses, $44,703 in other expenses, $154,729 in selling, general and administrative expenses and ($7,748) in other revenues.

Total revenues reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 included revenues of $811,463 and $1,148,657, respectively, from operations acquired from Massey. The amount of earnings from continuing operations from the operations acquired from Massey included in the consolidated results of operations for the three and nine months ended September 30, 2011 is not readily determinable due to various intercompany transactions and allocations that have occurred in connection with the operations of the combined company.

The fair value of the total consideration transferred was approximately $6,714,057. The acquisition date fair value of each class of consideration transferred was as follows:

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

	Provisional June 30, 2011	Provisional adjustments	Provisional September 30, 2011

Inventories	$436,228	$(15,765)	$420,463
Other current assets	810,280	144,174	954,454
Property, equipment and mine development costs	1,721,950	(1,129)	1,720,821
Owned and leased mineral rights and land	6,636,296	319	6,636,615
Goodwill	2,155,158	137,899	2,293,057
Other intangible assets	368,928	—	368,928
Other non-current assets	91,754	(96)	91,658
Total assets	12,220,594	265,402	12,485,996

Total current liabilities	737,998	164,465	902,463
Long-term debt, including current portion	1,397,408	(3)	1,397,405
Pension and post-retirement medical benefits, including current portion	296,631	1,895	298,526
Asset retirement obligation, including current portion	414,925	182,065	596,990
Deferred income taxes, including current portion	1,491,869	(78,895)	1,412,974
Below-market contract obligations	724,775	(5,397)	719,378
Other liabilities	332,556	1,272	333,828
Total liabilities	5,396,162	265,402	5,661,564

Equity component of convertible notes	110,375	—	110,375

Net tangible and intangible assets acquired	$6,714,057	$—	$6,714,057

The above purchase price allocation includes provisional amounts for certain assets and liabilities. The purchase price allocation will continue to be refined primarily in the areas of mineral reserves, asset retirement obligations, income taxes, below-market contract obligations (coal supply agreements assumed under which the Company is obligated to deliver coal at below-market prices), other contingencies and goodwill.  During the measurement period, the Company expects to receive additional detailed information to refine the provisional allocation presented above, including final third party valuation reports and pre-acquisition period tax returns. The Company’s provisional estimate of goodwill has been allocated to Eastern Coal Operations; however, the Company has not completed the allocation of goodwill to all of its reporting units. None of the goodwill will be deductible for income tax purposes. During the three months ended September 30, 2011, the Company recorded certain adjustments to the provisional opening balance sheet, including adjustments to total current liabilities primarily for litigation-related matters for which the Company also recorded corresponding increases to other receivables for indemnification and insurance receivables, adjustments to asset retirement obligations of $182,065 for post closing water treatment costs related to selenium discharges and

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

property and equipment and the deferred income tax effects of $78,895 related to all the provisional adjustments. As a result of the provisional adjustments made, the provisional amount of goodwill was increased $137,899. As a result of the provisional changes made during the three months ended September 30, 2011, the Company updated depreciation, amortization and accretion amounts previously recorded and restated its results of operations for the six months ended June 30, 2011 to increase income from continuing operations before income taxes by $4,672 and net income by $2,965. These amounts are also included in the Company’s results of operations for the nine months ended September 30, 2011.

Intangible assets and liabilities related to coal supply agreements and transportation agreements will be amortized over the actual amount of tons shipped under each contract. Noncompete agreements and mine permits will be amortized over weighted average useful lives of approximately 17 months and 94 months, respectively.

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

The unaudited pro forma results for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 are as follows:

Three Months Ended September 30, 2010
Total revenues
As reported	$1,001,632
Pro forma	$1,809,587

Income from continuing operations
As reported	$32,361
Pro forma	$37,053

Earnings per share from continuing operations-basic and diluted
As reported	$0.27
Pro forma	$0.16

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Total revenues
As reported	$5,031,983	$2,924,041
Pro forma	$6,566,398	$5,243,574

Income (loss) from continuing operations
As reported	$62,889	$86,213
Pro forma	$(44,251)	$87,745

Earnings (loss) per share from continuing operations-basic
As reported	$0.38	$0.72
Pro forma	$(0.20)	$0.39

Earnings (loss) per share from continuing operations-diluted
As reported	$0.37	$0.71
Pro forma	$(0.20)	$0.39

(3)         New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”).  ASU 2011-08 is intended to simplify how entities test for goodwill impairment by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary.  ASU 2011-08 permits an entity to first

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is concluded that this is not the case, it is not necessary to perform the two-step impairment test as described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements and footnote disclosures.

In September 2011, the FASB also issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”), which is intended to increase disclosures about an employer’s participation in a multiemployer pension plan. ASU 2011-09 requires additional disclosures about an employer’s participation in a multiemployer pension plan. This guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all periods presented.  The Company plans to provide the additional required disclosures in the notes to its December 31, 2011 consolidated financial statements.

(4)                       Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and for periods subsequent to the Acquisition, the outstanding 3.25% convertible senior notes due 2015 issued by Massey (the “3.25% Convertible Notes”). The 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances.  The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money and amounted to 68,548 shares for the nine months ended September 30, 2011 diluted earnings per share calculation. As of September 30, 2011, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible.

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average shares - basic	224,394,487	119,623,075	166,931,448	119,862,369
Dilutive impact of stock options and restricted stock plans	1,887,498	1,875,750	1,833,014	1,904,925
Dilutive impact of Convertible Notes - 2.375%	—	—	68,548	—
Weighted average shares - diluted	226,281,985	121,498,825	168,833,010	121,767,294

(5)                       Inventories, net

Inventories, net consisted of the following:

	September 30,	December 31,
	2011	2010
Raw coal	$18,358	$14,115
Saleable coal	373,251	130,364
Materials, supplies and other, net	104,496	53,693
Total inventories, net	$496,105	$198,172

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(6)                       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2011	2010

Marketable securities - short term (1)	$173,087	$217,191
Prepaid insurance	33,064	3,292
Notes and other receivables	294,183	17,951
Deferred income taxes - current	3,579	29,652
Deferred longwall move expenses	14,993	6,313
Refundable income taxes	16,475	9,918
Derivative financial instruments	12,484	13,558
Prepaid freight	55,779	23,330
Deposits	46,167	293
Other prepaid expenses	30,861	20,257
Total prepaid expenses and other current assets	$680,672	$341,755

(1)             Short-term marketable securities consisted of the following:

	September 30, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$22,330	$58	$—	$22,388
Corporate debt securities (a)	150,704	7	(12)	150,699
Total short-term marketable securities	$173,034	$65	$(12)	$173,087

	December 31, 2010
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$71,777	$158	$—	$71,935
Corporate debt securities (a)	145,237	24	(5)	145,256
Total short-term marketable securities	$217,014	$182	$(5)	$217,191

(a)       Unrealized gains and losses are recorded as a component of stockholders’ equity.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(7)                       Property, Equipment and Mine Development Costs

Property, equipment, and mine development costs consisted of the following:

	September 30,	December 31,
	2011	2010

Plant and mining equipment	$3,539,499	$1,647,217
Mine development	245,316	209,898
Coalbed methane equipment	12,718	10,153
Office equipment and software	50,231	33,416
Vehicles and other	6,606	10,436
Construction in progress	183,698	84,143
Total property, equipment and mine development costs	4,038,068	1,995,263
Less accumulated depreciation, depletion and amortization	1,190,713	866,041
Total property, equipment and mine development costs, net	$2,847,355	$1,129,222

(8)                       Goodwill

Balance at December 31, 2010	$382,440
Increase in goodwill due to Acquisition	2,293,057
Balance at September 30, 2011	$2,675,497

(9)                       Other Non-current Assets

Other non-current assets consisted of the following:

	September 30,	December 31,
	2011	2010

Marketable securities - long term (1)	$21,143	$60,159
Acquired intangible assets, net	416,218	162,734
Deferred financing costs, net	91,027	17,041
Advance mining royalties, net	61,542	14,408
Virginia tax credit, net	14,423	16,317
Equity-method investments	41,095	15,130
Derivative financial instruments	1,176	3,045
Other	71,126	17,289
Total other non-current assets	$717,750	$306,123

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(1)             Long-term marketable securities, with maturity dates between one and three years, consisted of the following:

	September 30, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$17,592	$87	$(7)	$17,672
Mutual funds held in rabbi trust (b)	3,840	171	(540)	3,471
Total long-term marketable securities	$21,432	$258	$(547)	$21,143

	December 31, 2010
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$60,326	$44	$(211)	$60,159

(a)       Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)                  Unrealized gains and losses are recorded in current period earnings.

(10)                          Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2011	2010

Wages and employee benefits	$202,426	$111,631
Current portion of asset retirement obligations	143,400	13,006
Taxes other than income taxes	133,654	62,041
Freight	17,904	16,446
Current portion of self insured workers’ compensation obligations	23,010	7,935
Interest payable	37,372	10,590
Derivative financial instruments	66,837	19,929
Current portion of pension and postretirement medical benefit obligations	37,398	28,265
Income taxes payable	6,734	6,278
Other	339,365	37,633
Total accrued expenses and other current liabilities	$1,008,100	$313,754

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(11)         Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
6.00% senior notes due 2019	$800,000	$—
6.25% senior notes due 2021	700,000	—
Term loan due 2016	592,500	—
Term loan due 2014	—	227,896
3.25% convertible senior notes due 2015	658,673	—
7.25% senior notes due 2014	—	298,285
2.375% convertible senior notes due 2015	287,500	287,500
Other	23,284	7,819
Debt discount, net	(92,156)	(67,349)
Total long-term debt	2,969,801	754,151
Less current portion	38,529	11,839
Long-term debt, net of current portion	$2,931,272	$742,312

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

On June 1, 2011, in connection with the Acquisition, Alpha, the Alpha Guarantors, Massey, and certain wholly owned subsidiaries of Massey (the “Massey Guarantors” and together with the Alpha Guarantors the “Guarantors”), and Union Bank, N.A., as trustee, entered into a supplemental indenture (the “Second Supplemental Indenture”) to the New Notes Indenture pursuant to which Massey and certain wholly owned subsidiaries of Massey agreed to become additional guarantors for the New Senior Notes.

The 2019 Notes bear interest at a rate of 6.00% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2019. The 2021 Notes bear interest at a rate of 6.25% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2021.

As of September 30, 2011, the carrying values of the 2019 Notes and 2021 Notes were $800,000 and $700,000, respectively.

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

Third Amended and Restated Credit Agreement

On May 19, 2011, in connection with the Acquisition, Alpha entered into a Third Amended and Restated Credit Agreement to amend and restate in its entirety the credit agreement dated as of July 30, 2004, as amended as of November 12, 2004 and as of October 18, 2005, as amended and restated as of July 7, 2006, as amended effective July 31, 2009 and as further amended and restated as of April 15, 2010 (as so amended and restated, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and restated by the Third Amended and Restated Credit Agreement, is referred to as the “New Credit Agreement”), with Citicorp North America, Inc., as administrative agent and as collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, The Royal Bank of Scotland plc and Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, Morgan Stanley Senior Funding, Inc., as sole syndication agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers, and various other financial institutions, as lenders. The terms of the New Credit Agreement amended and restated and superseded the Existing Credit Agreement in its entirety upon the satisfaction of certain conditions precedent, which included the consummation of the Acquisition (the satisfaction of such conditions precedent is referred to as the “initial Credit Event”). The Existing Credit Agreement remained in full force and effect until the occurrence of the initial Credit Event.

Upon the occurrence of the initial Credit Event, the New Credit Agreement provided for a $600,000 senior secured term loan A facility (the “Term Loan Facility”) and a $1,000,000 senior secured revolving credit facility (the “Revolving Facility”).  Pursuant to the New Credit Agreement, Alpha may request incremental term loans or increase the revolving commitments under the Revolving Facility in an aggregate amount of up to $1,250,000 plus an additional $750,000 subject to compliance with a consolidated senior secured leverage ratio.  The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in such loans or commitments will be subject to certain customary conditions precedent.

As of September 30, 2011, the carrying value of the Term Loan Facility was $591,792, net of debt discount of $708, with $37,500 classified as current portion of long-term debt.  There were no borrowings outstanding under the Revolving Facility as of September 30, 2011.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Letters of credit outstanding at September 30, 2011 under the Revolving Facility were $14,411.

Interest Rate and Fees.  Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at Alpha’s option, either (a) a base rate determined by reference to the highest of (i) the rate that Citibank, N.A. announces from time to time as its prime or base commercial lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) a LIBO rate for a 30-day interest period as determined on such day, plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing adjusted for certain additional costs.  The initial applicable margin for borrowings under the New Credit Agreement is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBO rate borrowings.  Commencing October 1, 2011, the applicable margin for borrowings under the New Credit Agreement will be subject to adjustment each fiscal quarter based on Alpha’s consolidated leverage ratio for the preceding fiscal quarter.  Swingline loans will bear interest at a rate per annum equal to the base rate plus the applicable margin.  The interest rate in effect at September 30, 2011 was 2.74%. In addition to paying interest on outstanding principal under the New Credit Agreement, Alpha is required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum.  Commencing October 1, 2011, the commitment fee will be subject to adjustment each fiscal quarter based on Alpha’s consolidated leverage ratio for the preceding fiscal quarter.  Alpha must also pay customary letter of credit fees and agency fees.

Mandatory Prepayments.  The New Credit Agreement requires Alpha to prepay outstanding loans, subject to certain exceptions, with (i) 100% of the net cash proceeds (including the fair market value of noncash proceeds) from certain asset sales and condemnation events in excess of the greater of $1,500,000 and 15% of consolidated tangible assets as of the end of each fiscal year, (ii) 100% of the aggregate gross proceeds (including the fair market value of noncash proceeds) from certain Intracompany Disposals (as defined in the New Credit Agreement) exceeding $500,000 during the term of the New Credit Agreement and (iii) 100% of the net cash proceeds from any incurrence or issuance of certain debt, other than debt permitted under the New Credit Agreement. Mandatory prepayments will be applied first to the Term Loan Facility and thereafter to reductions of the commitments under the Revolving Facility. If at any time the aggregate amount of outstanding revolving loans, swingline loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Revolving Facility exceeds the commitment amount, Alpha will be required to repay outstanding loans or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount.

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

Existing Credit Agreement

The Existing Credit Agreement consisted of term loans and revolving credit facility commitments due on July 31, 2014.  During the nine months ended September 30, 2011, borrowings under the Existing Credit Agreement totaling $227,896 were repaid.  The Existing Credit Agreement was replaced with the New Credit Agreement as described above.  As of December 31, 2010, the Company’s secured term loans under the Existing Credit Agreement had a carrying value of $226,705, net of debt discount of $1,191, with $11,839 classified as current portion of long-term debt.

3.25% Convertible Senior Notes due 2015

As a result of the Acquisition, the Company became a guarantor of Massey’s 3.25% Convertible Notes, with aggregate principal outstanding at June 1, 2011 of $659,063.  The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year.  The 3.25% Convertible Notes will mature on August 1, 2015, unless earlier repurchased by the Company or converted.  The 3.25% Convertible Notes had a fair value of $730,900 at the acquisition date.  The Company accounts for the 3.25% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  As of September 30, 2011, the carrying amount of the debt was $622,803, net of debt discount of $35,870.  As of September 30, 2011, the carrying amount of the equity component totaled $110,375.  The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.

The 3.25% Convertible Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The 3.25% Convertible Notes are guaranteed on a senior unsecured basis by Massey’s subsidiaries (which are among the Company’s subsidiaries), other than certain minor subsidiaries of Massey. The 3.25% Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s non-guarantor subsidiaries, including trade payables. The 3.25% Convertible Notes are convertible in certain circumstances and in specified periods at a conversion rate, subject to adjustment, of the value of 11.4560 shares of common stock per $1,000 principal amount of 3.25% Convertible Notes. From and after the effective time of the Acquisition, the consideration deliverable upon conversion of a 3.25% Convertible Notes ceased to be based upon Massey common stock and instead became based upon Reference Property (as defined in the indenture governing the 3.25% Convertible Notes, (the “3.25% Convertible Notes Indenture”)) consisting of 1.025 shares of Alpha common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at the Company’s election.

6.875% Senior Notes due 2013

The Company assumed Massey’s 6.875% senior notes due 2013 (the “2013 Notes”) with an aggregate principal amount outstanding of $760,000 as part of the Acquisition. On June 1, 2011, the Company paid $525,532, which included a premium payment and accrued but unpaid interest, pursuant to its cash tender offer for the 2013 Notes.  In addition, on June 1, 2011, the Company paid $274,504 into a redemption settlement trust to redeem all the 2013 Notes that remained outstanding after the tender offer.  The Company recorded an asset of $265,557 in prepaid expenses and other current assets at the time of the payment to the redemption trust.  The Company recorded the debt at its fair value, of $264,017, on June 1, 2011. Upon redemption of the 2013 Notes on the redemption date of July 1, 2011, the related asset and liability were removed from the condensed consolidated balance sheets and the Company recorded a loss on early extinguishment of $752.

7.25% Senior Notes Due August 1, 2014

Foundation PA Coal Company, LLC (“Foundation PA”), one of the Company’s subsidiaries, had notes that were scheduled to mature on August 1, 2014 (the “2014 Notes”) in the aggregate principal amount of $298,285 at December 31, 2010. The 2014 Notes were guaranteed on a

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

senior unsecured basis by Alpha Natural Resources, Inc. and all of its subsidiaries other than Foundation PA, Alpha Coal India Private Limited, ANR Receivables Funding LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. In connection with the Acquisition, Massey and certain subsidiaries of Massey also became guarantors of the 2014 Notes.  The 2014 Notes pay interest semi-annually and were redeemable at Foundation PA’s option, at a redemption price equal to 101.208% and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2011 and 2012, respectively, plus accrued interest.  The outstanding 2014 Notes were redeemed and became due and payable on August 18, 2011 (the “Redemption Date”) at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued and unpaid interest up to but excluding the Redemption Date.  The Company paid $302,909, including interest, to redeem the 2014 Notes.  The Company recognized a loss on early extinguishment of debt of $4,438 including the premium paid.  As of December 31, 2010, the carrying value of the 2014 Notes was $297,272, net of debt discount of $1,013.

2.375% Convertible Senior Notes Due April 15, 2015

As of September 30, 2011 and December 31, 2010, the Company had $287,500 aggregate principal amount of 2.375% Convertible Notes. The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless earlier repurchased by the Company or converted.  The Company accounts for the 2.375% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%.  As of September 30, 2011 and December 31, 2010, the carrying amounts of the debt component were $231,922 and $222,355, respectively.  As of September 30, 2011 and December 31, 2010, the unamortized debt discount was $55,578 and $65,145, respectively. As of September 30, 2011 and December 31, 2010, the carrying amount of the equity component was $69,851.

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

Accounts Receivable Securitization

The Company and certain of its subsidiaries are party to an accounts receivable securitization facility with a third party financial institution (the “A/R Facility”). The capacity of the A/R Facility was increased from $150,000 to $190,000 in June 2011.  As of September 30, 2011 and December 31, 2010, letters of credit in the amount of $151,990 and $63,805, respectively, were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

On October 19, 2011, the Company and certain of its subsidiaries entered into a Second Amended and Restated Receivables Purchase Agreement (the “New A/R Facility”), which expires on October 17, 2014 and replaces the A/R Facility.  The capacity of the New A/R Facility is $275,000.

(12)                Asset Retirement Obligations

As of September 30, 2011 and December 31, 2010, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $886,682 and $222,993, respectively. Changes in the asset retirement obligations were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Total asset retirement obligations at December 31, 2010	$222,993
Asset retirement obligations assumed in Acquisition (1)	596,990
Accretion for the period	24,450
Revisions in estimated cash flows (1)	55,706
Expenditures for the period	(13,457)
Total asset retirement obligations at September 30, 2011	$886,682
Less current portion	143,400
Long-term portion	$743,282

(1)             As a result of certain matters related to the treatment of mine water discharges for selenium more fully discussed in Note 19, the Company reviewed its asset retirement obligation cost estimates during the quarter and revised estimates where necessary including for those permits where tentative settlements have been reached. During the three months ended September 30, 2011, the Company increased its asset retirement obligations by $55,316, of which $37,137 was related to inactive mine sites and was recorded as a component of cost of coals sales in the Statements of Operations. In addition, the Company increased the provisional opening balance sheet amounts (Note 2) for asset retirement obligations by $182,065 related to the post closing cost of treating water discharges for selenium.

(13)         Other Non-current Liabilities

Other non-current liabilities consisted of the following:

	September 30,	December 31,
	2011	2010

Self insured workers’ compensation obligations	$168,977	$43,767
Black lung obligations	135,627	45,021
Below-market contract obligations, net	596,937	13,031
Derivative financial instruments	23,329	9,050
Income taxes	13,960	13,960
Deferred production taxes	19,962	12,230
Other	64,690	17,980
Total other non-current liabilities	$1,023,482	$155,039

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

Long-term Debt: The fair values of the 2.375% Convertible Notes, 3.25% Convertible Notes and New Senior Notes, were estimated using observable market prices as these securities are traded. The fair values of the senior notes and the term loans were estimated based on market rates of interest offered to the Company for debt of similar maturities.

The estimated fair values of long-term debt were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
6.00% senior notes due 2019	$800,000	$776,000	$—	$—
6.25% senior notes due 2021	700,000	675,500	—	—
Term loan due 2016(1)	591,792	611,553	—	—
Term loan due 2014(2)	—	—	226,705	231,475
3.25% convertible senior notes due 2015(3)	622,803	570,592	—	—
7.25% senior notes due 2014(4)	—	—	297,272	303,505
2.375% convertible senior notes due 2015(5)	231,922	209,628	222,355	383,094
Total	$2,946,517	$2,843,273	$746,332	$918,074

(1)  Net of debt discount of $708 as of September 30, 2011.

(2)  Net of debt discount of $1,191 as of December 31, 2010.

(3)  Net of debt discount of $35,870 as of September 30, 2011.

(4)  Net of debt discount of $1,013 as of December 31, 2010.

(5)  Net of debt discount of $55,578 and $65,145 as of September 30, 2011 and December 31, 2010, respectively.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2011 and December 31, 2010, respectively.  Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$40,060	$40,060	$—	$—
Mutual funds held in rabbi trust	$3,471	$3,471	$—	$—
Corporate debt securities	$150,699	$—	$150,699	$—
Forward coal sales	$(56,362)	$—	$(56,362)	$—
Forward coal purchases	$202	$—	$202	$—
Commodity swaps	$(7,315)	$—	$(7,315)	$—
Commodity options	$(17)	$—	$(17)	$—
Interest rate swaps	$(13,014)	$—	$(13,014)	$—

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

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust — The fair value of marketable securities is based on observable market data.

Level 2 Fair Value Measurements

Corporate Debt Securities — The fair values of the Company’s corporate debt securities are obtained from a third-party pricing service provider.  The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs.  The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets.  However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Forward Coal Purchases and Sales — The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Commodity Swaps — The fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

Commodity Options — The fair values of the commodity options were estimated using an option pricing model that incorporates historical volatility of the underlying commodity, the strike price, notional amount, current market price and risk free interest rate. The fair values are adjusted for counter-party risk, when applicable.

Interest Rate Swaps — The fair values of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

Freight Swaps — The fair values of freight swaps are estimated using valuation models which include assumptions about freight prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 6% of cost of coal sales for the nine months ended September 30, 2011. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to 38% and 48% of anticipated diesel fuel usage for the remaining three months of 2011 and calendar year 2012, respectively. The average fixed price per swap for diesel fuel hedges is $2.40 per gallon and $2.83 per gallon for the remaining three months of 2011 and calendar year 2012, respectively. As of September 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 26% and 35% of anticipated explosives usage in the Powder River Basin for the remaining three months of 2011 and calendar year 2012, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.

The Company sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of September 30, 2011, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 77% and 59% of anticipated natural gas production for the remaining three months of 2011 and for fiscal year 2012, respectively.

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

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Asset Derivatives
Derivatives designated as	September 30,	December 31,
cash flow hedging instruments	2011	2010
Commodity swaps (1)	$13,329	$13,910

Derivatives not designated as	September 30,	December 31,
cash flow hedging instruments	2011	2010
Forward coal purchases (2)	$202	$2,674
Commodity swaps (3)	129	19
Total	$331	$2,693

Total asset derivatives	$13,660	$16,603

(1) As of September 30, 2011, $12,160 is recorded in prepaid expenses and other current assets and $1,169 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.  As of December 31, 2010, $10,865 is recorded in prepaid expenses and other current assets and $3,045 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2) As of September 30, 2011, $195 is recorded in prepaid expenses and other current assets and $7 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $2,674 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

(3) As of September 30, 2011, $129 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $19 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as	September 30,	December 31,
cash flow hedging instruments	2011	2010
Commodity swaps (1)	$19,947	$3,370

Derivatives not designated as	September 30,	December 31,
cash flow hedging instruments	2011	2010
Forward coal sales (2)	$56,362	$3,958
Commodity swaps (3)	826	36
Commodity options-coal (4)	17	264
Interest rate swap (5)	13,014	21,304
Freight swap (6)	—	47
Total	$70,219	$25,609

Total liability derivatives	$90,166	$28,979

(1) As of September 30, 2011, $5,059 is recorded in accrued expenses and other current liabilities and $14,888 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $3,256 is recorded in accrued expenses and other current liabilities and $114 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)  As of September 30, 2011, $49,071 is recorded in accrued expenses and other current liabilities and $7,291 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.  As of December 31, 2010, $3,958 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3) As of September 30, 2011, $584 is recorded in accrued expenses and other current liabilities and $242 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $36 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(4) As of September 30, 2011, $3 is recorded in accrued expenses and other current liabilities and $14 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $40 is recorded in accrued expenses and other current liabilities and $224 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(5) As of September 30, 2011, $12,120 is recorded in accrued expenses and other current liabilities and $894 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2010, $12,592 is recorded in accrued expenses and other current liabilities and $8,712 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(6) As of December 31, 2010, $47 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the nine months ended September 30, 2011 and 2010 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified		Gain (loss) recorded
	from accumulated other		in accumulated other
Derivatives designated as	comprehensive income (loss) to earnings		comprehensive income (loss)
cash flow hedging instruments	2011	2010	2011	2010
Commodity swaps (1) (2)	$11,519	$361	$(1,759)	$2,330

(1)  Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)  Net of tax.

	Gain (loss) recorded in earnings
	Three months ended		Nine Months Ended
Derivatives not designated as	September 30,		September 30,
cash flow hedging instruments	2011	2010	2011	2010

Forward coal sales (1)	$68,451	$(2,093)	$65,685	$(5,159)
Forward coal purchases (1)	(7,179)	2,677	(6,757)	3,134
Commodity swaps (2)	(389)	128	(780)	(483)
Commodity options-diesel fuel (2)	—	(3)	—	(94)
Commodity options-coal (1)	311	(217)	246	(375)
Interest rate swap (3)	434	(2,951)	(1,086)	(8,903)
Freight swap (2)	—	—	84	—
	$61,628	$(2,459)	$57,392	$(11,880)

(1) Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2) Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3) Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($5,521), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the nine months ended September 30, 2011 and 2010:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$8,443	$899
Net change associated with current year hedging transactions	(1,759)	2,330
Net amounts reclassified to earnings	(11,519)	(361)
Balance at end of period	$(4,835)	$2,868

(16)     Income Taxes

The total income tax expense (benefit) provided on pretax income was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Continuing operations	$(4,002)	$1,660	$2,178	$18,010
Discontinued operations	—	(424)	—	(1,073)
Total	$(4,002)	$1,236	$2,178	$16,937

A reconciliation of the statutory federal income tax expense at 35% to income from continuing operations before income taxes and the actual income tax expense from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Federal statutory income tax expense	$21,849	$11,908	$22,773	$36,478
Increases (reductions) in taxes due to:
Percentage depletion allowance	(28,810)	(13,355)	(29,504)	(44,275)
State taxes, net of federal tax impact	227	(259)	374	(696)
Deduction for domestic production activities	—	1,844	—	(1,927)
Change in law - Medicare Part D Subsidy	—	—	—	25,566
State statutory tax rate change, net of federal tax impact	341	—	(8,984)	—
State apportionment change, net of federal tax impact	—	—	8,343	—
Non-deductible acquisition costs	—	—	5,961	—
Other, net	2,391	1,522	3,215	2,864
Income tax expense (benefit) from continuing operations	$(4,002)	$1,660	$2,178	$18,010

The Patient Protection and Affordable Care Act (the “PPACA”) and the Reconciliation Act were signed into law in March 2010. As a result of these two acts, tax benefits available to employers that receive the Medicare Part D subsidy will be eliminated beginning in years ending after December 31, 2012. During the nine months ended September 30, 2010, the income tax effect related to the acts was a reduction of $25,566 to the deferred tax asset related to the postretirement prescription drug benefits.

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes.  The net deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets include the following amounts:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	September 30,	December 31,
	2011	2010
Deferred tax assets
Asset retirement obligations	$250,898	$87,904
Other liabilities	60,285	48,989
Pension and postretirement medical obligations	462,163	280,490
Alternative minimum tax credit carryforwards	234,408	120,431
Goodwill	9,795	10,848
Workers’ compensation obligations	120,848	38,928
Acquired intangibles, net	125,422	—
Other assets	—	13,012
Net operating loss carryforwards	306,348	18,251
Gross deferred tax assets	1,570,167	618,853
Less valuation allowance	(29,943)	(10,975)
Total net deferred tax assets	1,540,224	607,878

Deferred tax liabilities
Property, equipment and mineral reserves	(3,079,161)	(707,616)
Acquired coal supply agreements	—	(55,408)
Other assets	—	(38,061)
Debt discount	(27,580)	(26,549)
Total deferred tax liabilities	(3,106,741)	(827,634)
Net deferred tax liability	$(1,566,517)	$(219,756)

The breakdown of the net deferred tax liability as recorded in the accompanying Condensed Consolidated Balance Sheets is as follows:

	September 30,	December 31,
	2011	2010
Current asset	$3,579	$29,652
Noncurrent liability	(1,570,096)	(249,408)
Total net deferred tax liability	$(1,566,517)	$(219,756)

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

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$3,284	$1,864	$4,379	$5,671
Interest cost	8,295	3,407	16,378	10,646
Expected return on plan assets	(9,594)	(3,349)	(19,597)	(9,805)
Amortization of net actuarial (gain) loss	(71)	58	(205)	116
Curtailment gain	—	(5,052)	—	(5,052)
Gain on settlement	(145)	—	(2,327)	—
Net periodic benefit cost	$1,769	$(3,072)	$(1,372)	$1,576

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$3,218	$2,576	$8,426	$7,679
Interest cost	11,822	9,282	31,479	27,199
Amortization of prior service cost (credit)	(238)	298	(714)	1,372
Amortization of net actuarial (gain) loss	299	355	898	104
Net periodic benefit cost	$15,101	$12,511	$40,089	$36,354

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$1,450	$360	$2,611	$1,034
Interest cost	1,787	578	3,367	1,635
Expected return on plan assets	(6)	(17)	(19)	(53)
Amortization of net actuarial loss	209	106	627	240
Net periodic benefit cost	$3,440	$1,027	$6,586	$2,856

During the third quarter of 2011, the Company internally announced the comprehensive integration of employee benefits programs to align the employee benefits of Massey and Alpha employees which included a freeze of the Massey defined benefit plan to new participants as of January 1, 2012.  As a result, the Company re-measured the obligations related to the defined benefit pension and other postretirement benefit plans assumed in the Acquisition, resulting in estimated increases of $70,333 and $34,788, to the pension and other postretirement benefit obligations, respectively, as of September 30, 2011, with an offset to accumulated other comprehensive loss, net of taxes.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(18)     Stock-Based Compensation Awards

On May 19, 2010, the Company’s stockholders approved the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The principal purpose of the 2010 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2010 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the 2010 LTIP.  The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of September 30, 2011, 2,481,462 shares of common stock were available for grant under the plan.

During the nine months ended September 30, 2011, the Company awarded certain of its executives and key employees 304,943 time-based restricted share units and 227,199 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 227,199 performance-based restricted share units awarded during the nine months ended September 30, 2011 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period. The Company issued 915,509 fully vested stock options to Massey employees to replace outstanding options with an estimated fair market value of $29,217, of which $5,717 was expensed immediately and the remainder was treated as part of the purchase consideration for the Acquisition. The Company estimated the fair market value using a trinomial lattice model with assumptions for volatility, expected remaining life of options, expected dividend yield and a risk-free rate of interest.

At September 30, 2011, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $8,847 and $7,395, for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense totaled $55,856 and $24,403, for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, approximately 72% and 76%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. For the nine months ended September 30, 2011 and 2010, approximately 74% and 74%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 28% and 24%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended September 30, 2011 and 2010, respectively. Approximately 26% and 26%, of stock-based compensation expense was recorded as cost of coal sales for the nine months ended September 30, 2011 and 2010, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2011 included $21,216, inclusive of the $5,717 discussed above, related to replacing or otherwise settling outstanding stock-based compensation awards for Massey employees in connection with the Acquisition.

In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the nine months ended September 30, 2011 and 2010, the Company repurchased 211,976 and 366,329, respectively, of common shares from employees at an average price paid per share of $56.69 and $45.26, respectively.

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

In September 2011, the Company entered into a federal coal lease, which contains an estimated 130.2 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $143,415, payable in five equal annual installments of $28,683. The first installment was paid in September 2011. The remaining four annual installments of $28,683 are due each September until the obligation is satisfied in 2015.

Also, see Note 11 regarding the Company’s other debt.

Contingencies

Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety, and related litigation, have had or may have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company’s sales or profitability to decline by increasing costs or by hindering the Company’s ability to continue mining at existing operations or to permit new operations.

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of September 30, 2011 was $151,990. As of September 30, 2011, the Company had $14,411 of additional letters of credit outstanding under the Revolving Facility.

(d) Legal Proceedings

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, the claimed amount may be exaggerated or unsupported. As a result, some matters have not yet progressed sufficiently through discovery and development of important factual information and legal issues to enable the Company to estimate a range of possible loss. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so.

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized (income) expense, net of expected insurance recoveries, associated with litigation-related reserves of $(41) and $230 during the three months ended September 30, 2011 and 2010, respectively.

Federal Class Action

On April 29, 2010 and May 28, 2010, two purported class actions  which were subsequently consolidated into one case were brought against, among others, Massey, now the Company’s subsidiary Alpha Appalachia Holdings, Inc. (“Massey” or “Alpha Appalachia”), in the

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

United States District Court for the Southern District of West Virginia in connection with alleged violations of the federal securities laws.  The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that (i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey’s operations and that (ii) Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.  The lead plaintiffs seek a determination that this action is a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings allegedly arising from the same facts that allegedly give rise to this action.  On April 15, 2011, the United States and the lead plaintiffs informed the court that they had reached an agreement regarding the United States’ motions and jointly requested that if the court  decided to lift the statutory discovery stay, the court limit the discovery to be provided by Massey in certain respects.

On April 25, 2011, the defendants moved to dismiss the operative complaint.  On June 9, 2011, plaintiffs filed an opposition to the defendants’ motion to dismiss.  The defendants’ motion to dismiss is currently pending.

On September 28, 2011, the court granted plaintiffs’ motion to partially lift the PSLRA discovery stay, granted the United States’ motion to intervene and imposed the conditions on discovery requested by the United States and plaintiffs.  Massey intends to comply fully with its discovery obligations in accordance with the court’s order.

Upper Big Branch (“UBB”) Mine

On April 5, 2010, an explosion occurred at the UBB mine, tragically resulting in the deaths of 29 miners and serious physical injuries and/or alleged psychiatric injuries to two others.  The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) have undertaken investigations into the cause of the UBB explosion.  Additionally, the U.S. Attorney for the Southern District of West Virginia has commenced a grand jury investigation. The Company’s own investigation is on-going.  The GIIP published its final report on May 19, 2011.  MSHA and the State have indicated that they will issue their respective reports later this year.

The Company cannot provide any assurance as to the outcome of these investigations, including whether or not it becomes subject to possible criminal and civil penalties or enforcement actions.  In order to accommodate these investigations, the UBB mine has been idled since the explosion. The Company has sought permission to close the UBB mine permanently; regulatory authorities have not yet granted such permission.

Wrongful Death and Personal Injury

As of October 28, 2011, eighteen of the families of the deceased miners had filed wrongful death suits against Massey and certain of its subsidiaries, while eight of the families had signed court-approved agreements to settle their claims, seven of which have received their settlement. In addition, as of September 30, 2011, nine employees had filed lawsuits against Massey and certain of its subsidiaries alleging emotional distress or personal injuries due to their proximity to the explosion.  On October 14, 2011, certain of the individual defendants filed motions to dismiss several of the wrongful death actions.  On the same date, Massey and its subsidiaries that are named as defendants answered several of the wrongful death actions.

On September 22, 2011, the court ordered that these cases, along with the Uniform Fraudulent Transfer Act action described below be mediated by a panel of three mediators.  Defendants and plaintiffs have each selected one mediator and have mutually agreed on the third.  The court ordered that mediation be completed by November 21, 2011.

Uniform Fraudulent Transfers Act Action

On June 1, 2011, certain of the plaintiffs who had filed wrongful death cases filed a complaint in the Circuit Court of Boone County, West Virginia, alleging that the Acquisition represented a fraudulent transfer intended to prevent plaintiffs from recovering damages in their wrongful death actions.  Plaintiffs request that the court order defendants to post a bond of at least $500,000.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

On June 22, 2011, certain of the former Massey directors filed a motion for a more definite statement, requesting that the court order plaintiffs to clarify their allegations and how their allegations constitute a violation of the Uniform Fraudulent Transfer Act.  On July 27, 2011, plaintiffs opposed the motion for a more definite statement.  On August 24, 2011, the former directors filed a reply brief in further support of their motion.  The court heard oral arguments on defendants’ motion on September 22, 2011.  At the hearing, the court ordered that this case be mediated with the wrongful death cases, as discussed above.

Derivative Litigation and Related Class Action Litigation

A number of purported former Massey stockholders have brought lawsuits derivatively, purportedly on behalf of Massey, in West Virginia and Delaware state courts, in connection with the April 5, 2010 explosion at UBB and related claims. Certain of these former stockholders have also initiated contempt proceedings in West Virginia state court in connection with alleged violations of the settlement of a previous derivative lawsuit. In addition, these and other purported former Massey stockholders have asserted class action claims allegedly arising out of the Acquisition in Delaware and West Virginia state courts and Virginia federal court. These cases are summarized below.

Delaware Chancery Court

In a case filed on April 23, 2010 in Delaware Chancery Court, In re Massey Energy Company Derivative and Class Action Litigation (“In re Massey”), a number of purported former Massey stockholders (the “Delaware Plaintiffs”) allege, purportedly on behalf of Massey, that certain former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey’s employees, allegedly resulting in fines against Massey and the explosion at UBB, and by wasting corporate assets by paying allegedly excessive and inflated amounts to former Massey Chairman and Chief Executive Officer Don L. Blankenship as part of his retirement package.  The Delaware Plaintiffs also allege, on behalf of a purported class of former Massey stockholders, that certain former Massey directors breached their fiduciary duties by agreeing to the Acquisition.  The Delaware Plaintiffs allege that defendants breached their fiduciary duties by failing to secure the best price possible, by failing to secure any downside protection for the acquisition consideration, and by purportedly eliminating the possibility of a superior proposal by agreeing to a “no shop” provision and a termination fee.  In addition, the Delaware Plaintiffs allege that defendants agreed to the Acquisition to eliminate the liability that defendants faced on the Delaware Plaintiffs’ derivative claims.  Finally, the Delaware Plaintiffs allege that defendants failed to fully disclose all material information necessary for Massey stockholders to cast an informed vote on the Acquisition.

The Delaware Plaintiffs also name the Company and Mountain Merger Sub, Inc. (“Merger Sub”), the Company’s wholly-owned subsidiary created for purposes of effecting the Acquisition, which, at the effective time of the Acquisition, was merged with and into Massey, as defendants. The Delaware Plaintiffs allege that the Company and Merger Sub aided and abetted the former Massey directors’ alleged breaches of fiduciary duty and agreed to orchestrate the Acquisition for the purpose of eliminating the former Massey directors’ potential liability on the derivative claims.

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

On June 10, 2011, Massey moved to dismiss the Delaware Plaintiffs’ derivative claims on the ground that the Delaware Plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, and the Company and Merger Sub moved to dismiss the purported class action claim against them for failure to state a claim upon which relief may be granted.  On June 10 and 13, 2011, certain former Massey director and officer defendants moved to dismiss the derivative claims and filed answers to the remaining direct claims.

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stays the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.

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

On May 2, 2011, the West Virginia Plaintiffs moved for leave to amend their complaint to add Alpha and Merger Sub as additional defendants and to add claims allegedly arising out of the then-proposed Acquisition. In their proposed amended complaint, the West Virginia Plaintiffs allege that certain former Massey directors breached their fiduciary duties by failing to obtain the highest price reasonably available for Massey and by failing to disclose material information to Massey’s then-stockholders in connection with the stockholder vote on the Acquisition. The West Virginia Plaintiffs also allege that Massey, Merger Sub and the Company aided and abetted the former Massey directors’ breaches of fiduciary duty. The West Virginia Plaintiffs further allege that certain former Massey directors wasted corporate assets by failing to maintain sufficient internal controls over Massey’s safety and environmental reporting; failing to properly consider the interests of Massey and its stockholders, including the value of the derivative claims asserted by the West Virginia Plaintiffs in the Acquisition; failing to conduct proper supervision; paying undeserved incentive compensation to certain Massey executive directors, particularly former Massey Chairman and CEO Don L. Blankenship during Massey’s alleged years of noncompliance with safety regulations and more recently as part of Blankenship’s retirement package; incurring millions of dollars in fines due to safety and environmental violations; and incurring potentially hundreds of millions of dollars of legal liability and/or legal costs to defend defendants’ allegedly unlawful actions. Finally, the West Virginia Plaintiffs’ proposed amended complaint alleges that certain former Massey directors were unjustly enriched by their compensation as directors.

On May 25, 2011, the West Virginia Plaintiffs filed a petition with the West Virginia Supreme Court for a preliminary injunction against the consummation of the Acquisition, which was denied on May 31, 2011.

On June 24, 2011, the defendants moved to dismiss the West Virginia Plaintiffs’ original complaint on the grounds that plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, or, alternatively, to stay this case in favor of In re Massey, described above.  Defendants also filed an opposition to the West Virginia Plaintiffs’ motion to amend.  On August 19, 2011, the West Virginia Plaintiffs filed a combined memorandum in opposition to defendants’ motion to dismiss or stay and in further support of their motion to amend.  On August 22, 2011, defendants filed a memorandum in further support of their motion to dismiss or stay and in further opposition to plaintiffs’ motion to amend.  On August 23, 2011, the court held a hearing on defendants’ motion to dismiss and plaintiffs’ motion to amend.  Without deciding the motions, the court requested the parties to submit competing proposed orders containing findings of fact and conclusions of law and proposed scheduling orders for the court’s consideration, which the parties did on September 9, 2011.  The motions remain pending.

U.S. District Court — Eastern District of Virginia

In the United States District Court for the Eastern District of Virginia, purported former Massey stockholder Benjamin Mostaed (“Mostaed”) alleges in a suit filed on February 2, 2011, and amended thereafter, purportedly on behalf of a class of former Massey stockholders, that Massey, Alpha and certain former Massey directors violated Sections 14(a) of the Exchange Act and Rule 14a-9 thereunder by filing a false and misleading preliminary proxy statement in connection with the then-proposed Acquisition; that Massey and certain former Massey directors violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 14(a) of the Exchange Act; that certain former Massey directors violated their fiduciary duties by causing Massey to enter into the Merger Agreement with Alpha pursuant to an unfair process that resulted in an unfair offer with preclusive deal protection devices that allegedly inhibited superior proposals; and that Massey and Alpha aided and abetted the former Massey directors’ alleged breaches of fiduciary duty.  Mostaed sought an injunction preventing the consummation of the Acquisition; rescission of the Merger Agreement; and an award of the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

On February 4, 2011, William D. Perkins (“Perkins”), another purported former Massey stockholder, filed a suit in the Eastern District of Virginia similar to Mostaed’s.  On February 17, 2011, Mostaed requested that the court consolidate the two pending actions, along with any subsequently filed actions challenging the proposed transaction.  Defendants did not oppose the motion.  On June 3, 2011, the court granted the motion.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

On February 18, 2011, purported Massey shareholder Henry Mandel filed, on behalf of a proposed class of Massey shareholders, a complaint for breach of fiduciary duty similar to the complaints filed by Mostaed and Perkins.  On June 9, 2011, the parties submitted an agreed order dismissing Mr. Mandel’s action without prejudice, which the court entered on June 13, 2011.

On June 24, 2011, Mostaed informed the court that, aside from a motion for an award of attorneys’ fees, he did not intend to prosecute the action further and would voluntarily dismiss his claims.

On July 13, 2011, Mostaed and Perkins moved for an award of attorneys’ fees, reimbursement of expenses and incentive awards, contending that voluntary remedial measures implemented by defendants and sought by Mostaed (i.e., additional disclosure) had mooted Mostaed’s claims.  On July 26, 2011, defendants filed their opposition and on August 4, 2011, Mostaed and Perkins filed their reply brief.  The court subsequently denied plaintiffs’ request for oral argument.  The motion remains pending.

Contempt Proceedings

On April 16, 2010, Manville Personal Injury Settlement Trust (“Manville”), one of the West Virginia Plaintiffs, filed a petition in the Circuit Court of Kanawha County, West Virginia, requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey’s board of directors with respect to alleged violations of a settlement agreement.  In July 2007, Manville filed a complaint, purportedly on behalf of Massey, alleging that certain of Massey’s then directors and officers breached their fiduciary duties.  On May 20, 2008, the parties executed a stipulation of settlement, which the court subsequently approved.  The settlement provided for a release of all claims that were or could have been asserted on behalf of Massey in exchange for, among other thing, certain corporate governance reforms and an agreement that the Massey board of directors would make a Corporate Social Responsibility Report to its stockholders on an annual basis that would include, among other things, a report on Massey’s environmental and worker safety compliance.  Manville alleges that Massey’s 2009 Corporate Social Responsibility Report did not contain a sufficient report on worker safety compliance.  On April 22, 2010, the court issued an order for a rule to show cause, initiating the contempt proceedings.

On May 31, 2011, Manville, now joined by the other two West Virginia Plaintiffs, filed a new petition for civil contempt, requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey’s board of directors and certain then-current Massey officers in connection with certain additional alleged violations of the settlement.  On June 14, 2011, the court entered the rule to show cause.

On June 22, 2011, the individual defendants that have been served with the new petition filed a motion to dismiss that petition, as well as the original April 16 petition, and also moved to vacate the 2008 order, in which the court approved the settlement, as against them.  On June 28, 2011, nominal defendant Alpha Appalachia joined in the individual defendants’ motions to dismiss and vacate.  On July 21, 2011, the court held a hearing on the defendants’ motions to dismiss and vacate.

On September 29, 2011, the court granted the individual defendants’ motions to dismiss and vacate and ordered that the contempt proceedings be terminated in their entirety.  The plaintiffs have filed an appeal.

Well Water Suit

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against the Company’s subsidiaries Alpha Appalachia and Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia (“Mingo Court”), for alleged property damage and personal injuries arising out of slurry injection and impoundment practices during the period of 1978 through 1987 allegedly contaminating plaintiffs’ water wells. Plaintiffs sought injunctive relief and compensatory damages in excess of $170,000 and unquantified punitive damages, including medical monitoring for the next 30 years.

A mediation session held on July 25-27, 2011 resulted in settlement of all plaintiffs’ claims.  A hearing was held on September 29, 2011 for Court approval of the settlement, but no ruling has been entered by the Court. The Company believes that the terms of the settlement will not result in any material impact on its results of operations.

Mine Water Discharge Suits

The Sierra Club and others have filed two citizens’ suits against several of the Company’s subsidiaries in federal court in the Southern District of West Virginia (“Southern District Court”) alleging violations of the terms of its water discharge permits.  The plaintiffs in both cases have sought a civil penalty as well as injunctive relief.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

One of the cases is limited to allegations that two of the Company’s subsidiaries, Independence Coal Company and Jacks Branch Coal Company, are violating limits on the allowable concentrations of selenium in their discharges of storm water from several surface mines. In August 2011, the Company’s subsidiaries reached a tentative settlement with plaintiffs on material terms and are continuing to work with plaintiffs on a final agreement.

The other action is limited to claims that several of the Company’s subsidiaries are violating discharge limits on substances other than selenium, such as aluminum. The Company has entered into a tentative settlement regarding this case, which is subject to court approval.  The Company has made all the payments called for under the agreement and believes that the terms of the settlement will not result in any material impact on its results of operations.

The West Virginia Department of Environmental Protection has brought civil enforcement actions against three of the Company’s subsidiaries, Riverside Energy Company, LLC, Paynter Branch Mining, Inc. and Pioneer Fuel Corporation, in various West Virginia state courts seeking civil penalties based on alleged discharge of selenium, and in one case, other additional materials, in excess of permitted levels.  In October 2011, Riverside Energy Company, LLC reached a tentative agreement to settle the dispute, and the parties are awaiting court approval of that settlement. The suits against Paynter Branch Mining, Inc. and Pioneer Fuel Corporation remain ongoing. The Company does not believe that the amounts of any civil penalties fines resulting from the Paynter Branch Mining, Inc. and Pioneer Fuel Corporation cases will be material to its results of operations.

The tentative settlements reached in the selenium cases above include fines and penalties, which the Company believes will not be material to its results of operations, and requirements to comply with selenium discharge limits on specific permits involved in the cases. The estimated future costs to treat for selenium discharges on specific permits involved include costs to build and to maintain water treatment systems. For permits that are active, capital costs (expected to be approximately $23,000) will be capitalized as property and equipment and depreciated over the expected lives and annual water treatment costs (expected to be approximately $2,300 annually) will be expensed as incurred. For post closing periods on active permits as well as non-active permits, estimated future treatment costs have been included in asset retirement obligations. As of September 30, 2011, asset retirement obligations related to permits involved in the tentative settlements include approximately $126,000 ($95,000 for non-active permits and $31,000 for active permits) related to the treatment for selenium discharges.

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

Other Legal Proceedings

Massey and certain of its subsidiaries are also parties to numerous lawsuits and other legal proceedings related to certain non-coal businesses previously conducted by its predecessor, Fluor Corporation.  These lawsuits include the Alexander-Pederson-Helig cases, which resulted in late July 2011 in an unexpected jury award in the City of St. Louis Circuit Court in favor of the plaintiffs for $38,500 in compensatory and economic damages and $320,000 in punitive damages.  The total aggregate judgment against Massey’s subsidiaries is $118,500.  Under the terms of the Distribution Agreement entered into by Massey and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor has agreed to indemnify Massey with respect to all such legal proceedings and has assumed defense of the proceedings.   Consistent with that agreement, on September 28, 2011, Fluor submitted to the Court a number of surety bonds covering the full

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

amount of the judgments against Fluor and Massey’s subsidiaries in the Alexander-Pederson-Helig cases.  The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at September 30, 2011.

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

(20) Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Net income	$66,428	$31,874
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $46,349 and $47,791 for the three months ended September 30, 2011 and 2010, respectively	(77,017)	(76,148)
Change in fair value of cash flow hedges, net of income tax of $11,019 and ($2,581) for the three months ended September 30, 2011 and 2010, respectively	(18,311)	4,337
Change in fair value of available-for-sale marketable securities, net of income tax of $29 and ($33) for the three months ended September 30, 2011 and 2010, respectively	(50)	53
Total comprehensive income (loss)	$(28,950)	$(39,884)

Total comprehensive income (loss) is as follows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010
Net income	$62,889	$84,712
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $52,490 and $59,890 for the nine months ended September 30, 2011 and 2010, respectively	(87,153)	(95,427)
Change in fair value of cash flow hedges, net of income tax of $7,970 and ($1,234) for the nine months ended September 30, 2011 and 2010, respectively	(13,278)	1,969
Change in fair value of available-for-sale marketable securities, net of income tax of ($48) and ($230) for the nine months ended September 30, 2011 and 2010, respectively	79	365
Total comprehensive income (loss)	$(37,463)	$(8,381)

The following table summarizes the components of accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Adjustments to unrecognized gains and losses and amortization of employee benefit costs, net of income tax of $72,222 and $19,732 as of September 30, 2011 and December 31, 2010, respectively	$(123,183)	$(36,030)
Unrealized gains (losses) on cash flow hedges, net of income tax of $2,935 and ($5,035) as of September 30, 2011 and December 31, 2010, respectively	(4,835)	8,443
Change in fair value of available-for-sale marketable securities, net of income tax of of ($50) and ($2) as of September 30, 2011 and December 31, 2010, respectively	83	4
Total accumulated other comprehensive income (loss)	$(127,935)	$(27,583)

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

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of September 30, 2011, and Eastern Coal Operations, which consists of 101 underground mines and 46 surface mines in Northern and Central Appalachia as of September 30, 2011, as well as road construction and coal brokerage activities.

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

Segment operating results and capital expenditures from continuing operations for the three months ended September 30, 2011 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$2,130,268	$151,617	$22,893	$2,304,778
Depreciation, depletion, and amortization	$221,148	$15,293	$6,258	$242,699
Amortization of acquired intangibles, net	$(82,823)	$7,960	$1,589	$(73,274)
EBITDA from continuing operations	$277,300	$14,081	$(11,313)	$280,068
Capital expenditures	$126,580	$5,084	$10,597	$142,261
Acquisition of mineral rights under federal lease	$—	$28,905	$—	$28,905

Segment operating results and capital expenditures from continuing operations for the three months ended September 30, 2010 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$850,690	$139,353	$11,589	$1,001,632
Depreciation, depletion, and amortization	$75,932	$14,636	$3,435	$94,003
Amortization of acquired intangibles, net	$28,403	$23,995	$—	$52,398
EBITDA from continuing operations	$171,547	$25,239	$503	$197,289
Capital expenditures	$58,645	$13,685	$14,735	$87,065

Segment operating results and capital expenditures from continuing operations for the nine months ended September 30, 2011 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$4,540,306	$434,846	$56,831	$5,031,983
Depreciation, depletion, and amortization	$415,752	$44,779	$15,231	$475,762
Amortization of acquired intangibles, net	$(85,017)	$25,874	$2,120	$(57,023)
EBITDA from continuing operations	$724,663	$45,756	$(194,875)	$575,544
Capital expenditures	$246,712	$24,516	$43,701	$314,929
Acquisition of mineral rights under federal lease	$—	$65,013	$—	$65,013

Segment operating results and capital expenditures from continuing operations for the nine months ended September 30, 2010 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$2,494,433	$395,941	$33,667	$2,924,041
Depreciation, depletion, and amortization	$226,168	$43,628	$10,432	$280,228
Amortization of acquired intangibles, net	$106,254	$67,734	$—	$173,988
EBITDA from continuing operations	$566,311	$63,549	$(15,458)	$614,402
Capital expenditures	$162,041	$29,197	$31,722	$222,960
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

The following table presents a reconciliation of EBITDA from continuing operations to income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
EBITDA from continuing operations	$280,068	$197,289	$575,544	$614,402
Interest expense	(49,148)	(17,834)	(94,726)	(58,458)
Interest income	931	967	2,988	2,495
Income tax (expense) benefit	4,002	(1,660)	(2,178)	(18,010)
Depreciation, depletion and amortization	(242,699)	(94,003)	(475,762)	(280,228)
Amortization of acquired intangibles, net	73,274	(52,398)	57,023	(173,988)
Income from continuing operations	$66,428	$32,361	$62,889	$86,213

The following table presents total assets and goodwill as of September 30, 2011 and December 31, 2010:

	Total Assets		Goodwill
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Eastern Coal Operations	$14,607,635	$3,382,335	$2,616,277	$323,220
Western Coal Operations	671,028	651,479	53,308	53,308
All Other	1,903,065	1,145,469	5,912	5,912
Total	$17,181,728	$5,179,283	$2,675,497	$382,440

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export coal revenues totaled $794,603 and $1,831,592, or approximately 34% and 36%, respectively, of total revenues for the three and nine months ended September 30, 2011, respectively. Export coal revenues totaled $278,333 and $763,323, or approximately 28% and 26%, respectively, of total revenues for the three and nine months ended September 30, 2010, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(22)    Supplemental Guarantor and Non-Guarantor Financial Information

On June 1, 2011, the Company issued the New Senior Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company’s subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010, respectively, based on the guarantor structure that was put in place in connection with the issuance of the New Senior Notes, and would be in place in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of the New Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding LLC, Alpha Coal India Private Limited, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company, that were not guarantors of the New Senior Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

September 30, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$856	$574,303	$139	$—	$575,298
Trade accounts receivable, net	—	259,118	376,722	—	635,840
Inventories, net	—	496,105	—	—	496,105
Prepaid expenses and other current assets	—	677,858	2,814	—	680,672
Total current assets	856	2,007,384	379,675	—	2,387,915

Property, equipment and mine development costs, net	—	2,847,355	—	—	2,847,355
Owned and leased mineral rights and land, net	—	8,553,211	—	—	8,553,211
Goodwill	—	2,675,497	—	—	2,675,497
Other non-current assets	11,832,672	12,364,851	4,674	(23,484,447)	717,750
Total assets	$11,833,528	$28,448,298	$384,349	$(23,484,447)	$17,181,728

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$37,500	$1,029	$—	$—	$38,529
Trade accounts payable	4,851	508,443	122	—	513,416
Accrued expenses and other current liabilities	33,758	974,336	6	—	1,008,100
Total current liabilities	76,109	1,483,808	128	—	1,560,045

Long-term debt	2,286,922	644,350	—	—	2,931,272
Pension and postretirement medical benefit obligations	—	1,103,170	—	—	1,103,170
Asset retirement obligations	—	743,282	—	—	743,282
Deferred income taxes	—	1,570,096	—	—	1,570,096
Other non-current liabilities	1,220,116	1,878,095	365,503	(2,440,232)	1,023,482
Total liabilities	3,583,147	7,422,801	365,631	(2,440,232)	8,931,347

Stockholders’ Equity
Total stockholders’ equity	8,250,381	21,025,497	18,718	(21,044,215)	8,250,381
Total liabilities and stockholders’ equity	$11,833,528	$28,448,298	$384,349	$(23,484,447)	$17,181,728

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,331	$534,441	$—	$—	$554,772
Trade accounts receivable, net	—	18,432	262,706	—	281,138
Inventories, net	—	198,172	—	—	198,172
Prepaid expenses and other current assets	—	341,755	—	—	341,755
Total current assets	20,331	1,092,800	262,706	—	1,375,837

Property, equipment and mine development costs, net	—	1,129,222	—	—	1,129,222
Owned and leased mineral rights and land, net	—	1,985,661	—	—	1,985,661
Goodwill	—	382,440	—	—	382,440
Other non-current assets	5,167,187	5,460,341	4,705	(10,326,110)	306,123
Total assets	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$11,839	$—	$—	$11,839
Trade accounts payable	2,091	119,462	—	—	121,553
Accrued expenses and other current liabilities	1,423	312,305	26	—	313,754
Total current liabilities	3,514	443,606	26	—	447,146

Long-term debt	222,355	519,957	—	—	742,312
Pension and postretirement medical benefit obligations	—	719,355	—	—	719,355
Asset retirement obligations	—	209,987	—	—	209,987
Deferred income taxes	—	249,408	—	—	249,408
Other non-current liabilities	2,305,613	2,199,281	261,372	(4,611,227)	155,039
Total liabilities	2,531,482	4,341,594	261,398	(4,611,227)	2,523,247

Stockholders’ Equity
Total stockholders’ equity	2,656,036	5,708,870	6,013	(5,714,883)	2,656,036
Total liabilities and stockholders’ equity	$5,187,518	$10,050,464	$267,411	$(10,326,110)	$5,179,283

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$1,997,934	$—	$—	$1,997,934
Freight and handling revenues	—	213,834	—	—	213,834
Other revenues	—	90,325	2,685	—	93,010
Total revenues	—	2,302,093	2,685	—	2,304,778
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,675,209	—	—	1,675,209
Freight and handling costs	—	213,834	—	—	213,834
Other expenses	—	58,063	—	—	58,063
Depreciation, depletion and amortization	—	242,699	—	—	242,699
Amortization of acquired intangibles, net	—	(73,274)	—	—	(73,274)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	71,696	1,005	—	72,701
Total costs and expenses	—	2,188,227	1,005	—	2,189,232
Income from operations	—	113,866	1,680	—	115,546
Other income (expense):
Interest expense	(40,191)	(8,303)	(654)	—	(49,148)
Interest income	—	931	—	—	931
Loss on early extinguishment of debt	—	(5,212)	—	—	(5,212)
Miscellaneous expense, net	—	309	—	—	309
Total other expense, net	(40,191)	(12,275)	(654)	—	(53,120)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(40,191)	101,591	1,026	—	62,426
Income tax benefit (expense)	15,674	(11,272)	(400)	—	4,002
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	88,766	2,306	—	(91,072)	—
Net income (loss)	$64,249	$92,625	$626	$(91,072)	$66,428

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$896,435	$—	$—	$896,435
Freight and handling revenues	—	85,330	—	—	85,330
Other revenues	—	17,697	2,170	—	19,867
Total revenues	—	999,462	2,170	—	1,001,632
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	664,723	—	—	664,723
Freight and handling costs	—	85,330	—	—	85,330
Other expenses	—	11,967	—	—	11,967
Depreciation, depletion and amortization	—	94,003	—	—	94,003
Amortization of acquired intangibles, net	—	52,398	—	—	52,398
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	(14)	42,880	718	—	43,584
Total costs and expenses	(14)	951,301	718	—	952,005
Income from operations	14	48,161	1,452	—	49,627
Other income (expense):
Interest expense	(4,225)	(12,859)	(750)	—	(17,834)
Interest income	—	967	—	—	967
Loss on early extinguishment of debt	—	—	—	—	—
Miscellaneous expense, net	—	1,261	—	—	1,261
Total other expense, net	(4,225)	(10,631)	(750)	—	(15,606)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(4,211)	37,530	702	—	34,021
Income tax benefit (expense)	1,642	(3,028)	(274)	—	(1,660)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	34,443	(7,201)	—	(27,242)	—
Income (loss) from continuing operations	31,874	27,301	428	(27,242)	32,361
Discontinued operations:
Loss from discontinued operations before income taxes	—	(911)	—	—	(911)
Income tax benefit	—	424	—	—	424
Loss from discontinued operations	—	(487)	—	—	(487)
Net income (loss)	$31,874	$26,814	$428	$(27,242)	$31,874

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$4,395,804	$—	$—	$4,395,804
Freight and handling revenues	—	480,760	—	—	480,760
Other revenues	—	147,583	7,836	—	155,419
Total revenues	—	5,024,147	7,836	—	5,031,983
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	3,517,796	—	—	3,517,796
Freight and handling costs	—	480,760	—	—	480,760
Other expenses	—	118,792	—	—	118,792
Depreciation, depletion and amortization	—	475,762	—	—	475,762
Amortization of acquired intangibles, net	—	(57,023)	—	—	(57,023)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	326,934	2,722	—	329,656
Total costs and expenses	—	4,863,021	2,722	—	4,865,743
Income from operations	—	161,126	5,114	—	166,240
Other income (expense):
Interest expense	(69,989)	(23,240)	(1,497)	—	(94,726)
Interest income	—	2,988	—	—	2,988
Loss on early extinguishment of debt	(4,751)	(5,017)	—	—	(9,768)
Miscellaneous expense, net	—	333	—	—	333
Total other expense, net	(74,740)	(24,936)	(1,497)	—	(101,173)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(74,740)	136,190	3,617	—	65,067
Income tax benefit (expense)	29,149	(29,916)	(1,411)	—	(2,178)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	108,480	(17,196)	—	(91,284)	—
Net income (loss)	$62,889	$89,078	$2,206	$(91,284)	$62,889

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$2,621,805	$—	$—	$2,621,805
Freight and handling revenues	—	240,386	—	—	240,386
Other revenues	—	55,355	6,495	—	61,850
Total revenues	—	2,917,546	6,495	—	2,924,041
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,896,989	—	—	1,896,989
Freight and handling costs	—	240,386	—	—	240,386
Other expenses	—	36,094	—	—	36,094
Depreciation, depletion and amortization	—	280,228	—	—	280,228
Amortization of acquired intangibles, net	—	173,988	—	—	173,988
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	133,418	2,186	—	135,604
Total costs and expenses	—	2,761,103	2,186	—	2,763,289
Income from operations	—	156,443	4,309	—	160,752
Other income (expense):
Interest expense	(13,853)	(42,371)	(2,234)	—	(58,458)
Interest income	—	2,495	—	—	2,495
Loss on early extinguishment of debt	—	(1,349)	—	—	(1,349)
Miscellaneous expense, net	—	783	—	—	783
Total other expense, net	(13,853)	(40,442)	(2,234)	—	(56,529)
Income (loss) from continuing operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(13,853)	116,001	2,075	—	104,223
Income tax benefit (expense)	5,402	(22,603)	(809)	—	(18,010)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	93,163	18,967	—	(112,130)	—
Income (loss) from continuing operations	84,712	112,365	1,266	(112,130)	86,213
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,574)	—	—	(2,574)
Income tax benefit	—	1,073	—	—	1,073
Loss from discontinued operations	—	(1,501)	—	—	(1,501)
Net income (loss)	$84,712	$110,864	$1,266	$(112,130)	$84,712

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$10,406	$526,738	$88	$537,232

Investing activities:
Cash paid for acquisition, net of cash acquired	(713,382)	—	—	(713,382)
Capital expenditures	—	(314,929)	—	(314,929)
Acquisition of mineral rights under federal lease	—	(65,013)	—	(65,013)
Sales of marketable securities, net	—	83,732	—	83,732
Purchase of equity-method investment	—	(8,000)	—	(8,000)
Other, net	—	(4,672)	—	(4,672)
Net cash used in investing activities	(713,382)	(308,882)	—	(1,022,264)

Financing activities:
Principal repayments of long-term debt	(235,396)	(1,072,438)	—	(1,307,834)
Proceeds from borrowings on long-term debt	2,100,000	—	—	2,100,000
Debt issuance costs	(84,306)	—	—	(84,306)
Common stock repurchases	(206,381)	—	—	(206,381)
Proceeds from exercise of stock options	4,079	—	—	4,079
Transactions with affiliates	(894,495)	894,444	51	—
Net cash provided by (used in) financing activities	683,501	(177,994)	51	505,558

Net decrease in cash and cash equivalents	(19,475)	39,862	139	20,526
Cash and cash equivalents at beginning of period	20,331	534,441	—	554,772
Cash and cash equivalents at end of period	$856	$574,303	$139	$575,298

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

		New Notes
	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(12,146)	$516,702	$6,495	$511,051

Investing activities:
Capital expenditures	—	(222,960)	—	(222,960)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchases of equity-method investment	—	(3,000)	—	(3,000)
Purchase of marketable securities, net	—	(181,312)	—	(181,312)
Other, net	—	(1,957)	—	(1,957)
Net cash used in investing activities	—	(445,337)	—	(445,337)

Financing activities:
Principal repayments of long-term debt	—	(50,934)	—	(50,934)
Debt issuance costs	—	(8,710)	—	(8,710)
Proceeds from exercise of stock options	4,292	—	—	4,292
Excess tax benefit from stock-based awards	—	8,112	—	8,112
Common stock repurchases	(41,580)	—	—	(41,580)
Transactions with affiliates	4,653	1,842	(6,495)	—
Net cash (used in) provided by financing activities	(32,635)	(49,690)	(6,495)	(88,820)

Net (decrease) increase in cash and cash equivalents	(44,781)	21,675	—	(23,106)
Cash and cash equivalents at beginning of period	69,410	396,459	—	465,869
Cash and cash equivalents at end of period	$24,629	$418,134	$—	$442,763

(23)   Share Repurchase Program

On May 19, 2010, the Board of Directors authorized a share repurchase program, which permits the Company to repurchase up to $125,000 of its outstanding common stock, par value $0.01 per share (“Shares”). The program enables the Company to repurchase Shares from time to time, as market conditions warrant. The Company repurchased $79,001 of Shares, representing 2,596,424 Shares, under this program during the three months ended September 30, 2011, and $100,001 of Shares, representing 3,086,118 Shares during the nine months ended September 30, 2011. The repurchased Shares are recorded as treasury stock in the Condensed Consolidated Balance Sheets.  As of September 30, 2011, the Company had repurchased the full amount authorized under the program.

On August 22, 2011, the Board of Directors authorized an additional share repurchase program, which permits the Company to repurchase up to $600,000 of its outstanding common stock, par value $0.01 per share.  The program enables the company to repurchase Shares from time to time as market conditions warrant.  The Company repurchased $94,349 of Shares, representing 3,811,900 Shares under this program during the three and nine months ended September 30, 2011.  The repurchased Shares are recorded as treasury stock in the Condensed Consolidated Balance Sheets.  Subsequent to September 30, 2011, the Company repurchased $5,651 of Shares representing 285,100 Shares, with an additional $500,000 of Shares remaining under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•                  our ability to integrate successfully operations that we have acquired or developed with our existing operations, including those of Massey Energy Company (“Massey”), as well as those operations that we may acquire or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•                  our plans and objectives for future operations and expansion or consolidation;

•                  the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•                  uncertainty of the expected financial performance of Alpha following the Acquisition (defined below);

•                  Alpha’s ability to achieve the cost savings and synergies contemplated by the Acquisition within the expected time frame;

•                  disruption from the Acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•                  the final allocation of the acquisition price in connection with the Acquisition to the net assets acquired in accordance with applicable accounting rules and methodologies;

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

•                  restrictive covenants in our secured credit facility and the indentures governing the 6% senior notes due 2019, the 6.25% senior notes due 2021, the 2.375% convertible senior notes due 2015 and the 3.25% convertible senior notes due 2015;

•                  certain terms of the 6% senior notes due 2019, the 6.25% senior notes due 2021, the 2.375% convertible senior notes due 2015 and the 3.25% convertible senior notes due 2015, including any conversions, that may adversely impact our liquidity;

•                  our substantial indebtedness following the completed Acquisition and potential future indebtedness;

•                  our work force could become increasingly unionized in the future and our unionized or union-free hourly work force could strike;

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

•                  weather conditions or catastrophic weather-related damage; and

•                  other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and March 31, 2011, respectively.

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

Explanatory Note

On June 1, 2011, we completed our acquisition (the “Acquisition”) of Massey. Massey, together with its affiliates, was a major U.S. coal producer operating mines and associated processing and loading facilities in Central Appalachia. Our consolidated results of operations for the three and nine months ended September 30, 2011 include Massey’s results of operations for the period June 1, 2011 through September 30, 2011. Our consolidated results of operations for the three and nine months ended September 30, 2010 do not include amounts related to Massey’s results of operations.

Overview

We are one of America’s premier coal suppliers, operating 149 mines and 35 coal preparation and load-out facilities as of September 30, 2011 in Northern and Central Appalachia and the Powder River Basin, with approximately 14,000 employees.

We produce, process, and sell steam and metallurgical coal from twelve business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three and nine months ended September 30, 2011, sales of steam coal were 25.3 million and 61.3  million tons, respectively, and accounted for approximately 81% and 82%, respectively, of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2010, sales of steam coal were 18.2 million and 53.8 million tons, respectively, and accounted for approximately 86% of our coal sales volume. For the three and nine months ended September 30, 2011, sales of metallurgical coal, which generally sells at a premium over steam coal, were 5.9 million and 13.9 million tons, respectively, and accounted for approximately 19% and 18%, respectively, of our coal sales volume. For the three and nine months ended September 30, 2010, sales of metallurgical coal were 3.0 million and 8.9 million tons, respectively, and accounted for approximately 14% of our coal sales volume.

Our sales of steam coal for the three and nine months ended September 30, 2011 and 2010 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and nine months ended September 30, 2011, approximately 34% and 36% of our total revenues were derived from coal sales made outside the United States, compared to 28% and 26% for the three and nine months ended September 30, 2010, respectively.

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

Our primary expenses are for operating supply costs, repair and maintenance expenditures, cost of purchased coal, royalties, current wages and benefits, post employment benefits, freight and handling costs, and taxes incurred in selling our coal. Historically, our cost of coal sales per ton is lower for sales of our produced and processed coal than for sales of purchased coal that we do not process prior to resale.

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

Coal Pricing Trends, Uncertainties and Outlook

Our long-term outlook for global coal markets remains positive. The U.S. Energy Information Administration (EIA) in its 2011 Annual Energy Outlook forecasts that coal-fired electricity generation in the United States will decrease by an average annual rate of 0.7% from 2011 through 2015. In the third quarter of 2011, the EIA estimated that domestic electric power generation from coal decreased by 1.2% compared to the third quarter of 2010. Through 2035, however, the long-term demand for coal-fired electricity generation in the U.S. is expected to grow by an annual average rate of 0.7%. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, the inability of renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports, and the relatively abundant steam coal reserves located within the United States. As the U.S. and global economies emerge from the recent economic downturn, the International Monetary Fund’s September 2011 World Economic Outlook forecasts U.S. annual GDP to grow 1.5% and 1.8% in 2011 and 2012, respectively. Although the global economy improved as compared with 2010, many economic indicators continue to point to a slow and uneven recovery. High unemployment and a weak housing sector in the United States (U.S.) continue to dampen consumer sentiment domestically, while concerns over European sovereign debt issues and the deficit debate in Washington, D.C., and related downgrade of U.S. government debt continue to plague financial markets and constrain government spending in certain countries.

According to the National Energy Technology Laboratory’s (“NETL”) July 2011 report on new coal-fired power plants, there are 7,384 megawatts of new coal-fired electrical generation under construction in the United States and 320 megawatts of new coal-fired electrical generation capacity near construction in the United States. This total expected capacity will increase the annual coal consumption for electrical generation by an estimated twenty to thirty million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Additionally, approximately 9,621 megawatts of coal-fired electrical generation are permitted and 13,884 megawatts of coal-fired electrical generation have been announced and are in the early stages of permitting and development.

Coal exports from the U.S. increased from approximately 21.1 million tons in the third quarter of 2010 to approximately 22.8 million tons in the third quarter of 2011 in response to the growing global demand for coal. Export volumes have rebounded significantly since hitting recession lows in 2009. According to the EIA’s 2011 International Energy Outlook (“IEO”), global primary energy demand is expected to grow by 53% between 2008 and 2035, with coal demand rising most in absolute terms and fossil fuels accounting for most of the increase in demand between now and 2035. The IEO estimates that half the growth in world energy consumption will come from India and China. In total, coal consumption from non-OECD countries is expected to grow at an annual rate of 2.1%, accounting for nearly all the growth in world coal consumption. The IEO has reached a general conclusion that dependence on coal for power rises strongly in countries with emerging economies and relatively large coal reserves, while it stagnates in the more developed nations and nations with smaller coal reserves.

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

Based on weekly coal production reporting through October 1, 2011 from the EIA, year-over-year Appalachian production increased by approximately 0.8% due in part to increased export demand. Compared to the same period of 2010, Western coal production decreased by approximately 2.4% through October 1, 2011. In Central Appalachia, a boost in exports has increased demand for metallurgical and export quality steam coals. However, delays with respect to permits to construct valley fills at surface mines are likely to slow the permitting process for surface mining in that region with resultant uncertainties for producers. Increased Mine Safety Health Administration (“MSHA”) mine inspection activity may also impact production levels. Average spot market prices in the third quarter of 2011 for Central Appalachian and Northern Appalachian coals increased by approximately 17% and 11%, respectively, compared to third quarter 2010 prices. Average spot market prices for Powder River Basin coal decreased by approximately 1% in the third quarter compared to the same period in 2010, with the Basin offering the least expensive fossil fuel on a dollar per Btu basis. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but potentially volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The pricing environment for U.S. steam coal production in 2011 has recovered significantly from 2009 recession lows. Recent steam coal market conditions indicate that supply and demand have largely come into balance and the forecasted upswing in demand may result in improved prices for suppliers. Prices for metallurgical coal, used to manufacture coke for steelmaking, strengthened in 2010 in response to increased worldwide demand for steel and remain strong thus far in 2011 although pricing has declined some what from the record highs achieved earlier this year as Australia has largely recovered from severe flooding earlier in the year and the European debt crisis has created some uncertainty in the near-term. Continued strong global demand for steel, particularly in China, and limited metallurgical coal supply, have created market conditions that we believe may suggest strong pricing conditions in 2012.

The worldwide economic slowdown and the volatility and uncertainty in the credit markets seen through much of 2008 and 2009 began to ease over the past year. Global energy fundamentals, including the return of electricity demand and increased steel production have supported increased spot prices for coal in the marketplace. Steel manufacturers had shut-in significant capacity in 2009 due to the lack of near-term visibility but have since added back significant production capacity to meet increased global demand for steel for construction, automobile manufacturing and other down-stream products. We believe continued recovery from the global recession, increased steel plant utilization and continued supply disruptions due to factors such as adverse weather, labor interruptions and transportation constraints may contribute to a strong global market for metallurgical coal in 2012. However, depressed natural gas prices are placing competitive pressure on the demand for steam coal. A weak economic recovery could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact and significant additional growth is expected worldwide. Seaborne coal is expected to grow significantly as developing nations rely heavily on coal for their power needs. U.S. exports will be needed to help meet the anticipated increase in worldwide coal demand. We believe these factors should lead to stronger demand for coal, both globally and in the United States, in the coming years.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risks Factors.”

Results of Operations

As noted previously, the results of operations for the three and nine months ended September 30, 2011 include three months and four months of operations, respectively, from the acquired operations of Massey due to the timing of the closing of the Acquisition on June 1, 2011.  The corresponding periods in 2010 do not include any amounts related to Massey. To help understand the operating results for the periods, the term “Massey operations” refers to the results of Massey on a stand-alone basis for the three and nine months ended September 30, 2011 and the term “Alpha operations” refers to the results of Alpha on a stand-alone basis and not inclusive of results from the acquired operations of Massey for the three and nine months ended September 30, 2011.

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

The following table reconciles EBITDA from continuing operations to income from continuing operations, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income from continuing operations	$66,428	$32,361	$62,889	$86,213
Interest expense	49,148	17,834	94,726	58,458
Interest income	(931)	(967)	(2,988)	(2,495)
Income tax expense (benefit)	(4,002)	1,660	2,178	18,010
Depreciation, depletion and amortization	242,699	94,003	475,762	280,228
Amortization of acquired intangibles, net	(73,274)	52,398	(57,023)	173,988
EBITDA from continuing operations	$280,068	$197,289	$575,544	$614,402

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Summary

Total revenues increased $1,303.1 million, or 130%, for the three months ended September 30, 2011 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $1,101.5 million, increased freight and handling revenues of $128.5 million and increased other revenues of $73.1 million. The increase in coal revenues consisted of an increase from the Alpha operations of $296.1 million, or 33%, and $805.4 million from the Massey operations. The increase in freight and handling revenues was primarily related to the Alpha operations. The increase in other revenues consisted of an increase of $67.1 million, or 338%, from the Alpha operations, and $6.0 million from the Massey operations.

Income from continuing operations increased $34.0 million, or 105%, for the three months ended September 30, 2011 compared to the prior year period. The increase was largely due to increased coal revenues and other revenues discussed above and increased tax benefits of $5.7 million, or 341%, partially offset by increases in certain operating costs and expenses of $1,108.7 million, or 128%, and increased other expense, net of $37.6 million, or 240%.

The increase in certain operating costs and expenses of $1,108.7 million was due to increased cost of coal sales of $1,010.5 million, or 152%, increased depreciation, depletion and amortization expenses of $148.7 million, or 158%, increased other expenses of $46.1 million, or 385%, increased selling, general and administrative expenses of $29.1 million, or 67%, and decreased expenses for amortization of acquired intangibles, net of $125.7 million, or 240%. The increase in cost of coal sales consisted of an increase of $240.7 million, or 36%, from the Alpha operations and $769.8 million from the Massey operations. The increase in depreciation, depletion and amortization expenses consisted of $150.7 million from the Massey operations partially offset by a decrease of $2.0 million, or 2%, from the Alpha operations. The increase in other expenses consisted of an increase of $45.4 million, or 379%, from the Alpha operations and $0.7 million from the Massey operations. The increase in selling, general and administrative expenses consisted of an increase of $15.7 million, or 36%, from the Alpha operations and $13.4 million from the Massey operations. The decrease in expense for amortization of acquired intangibles, net, consisted of a decrease in amortization expense of $28.4 million, or 54%, from the Alpha operations and a credit to amortization expense of $97.3 million from the Massey operations.

We sold 31.2 million tons of coal during the three months ended September 30, 2011 compared to 21.2 million tons in the prior year period, an increase of 10.0 million tons, or 47%. The 31.2 million tons consisted of 12.7 million tons of steam coal and 5.9 million tons of metallurgical coal from our Eastern Coal Operations and 12.6 million tons of steam coal from our Western Coal Operations. The 21.2 million tons in the prior year consisted of 5.9 million tons of steam coal and 3.0 million tons of metallurgical coal from our Eastern Coal Operations and 12.3 million tons of steam coal from our Western Coal Operations.

The increase in coal sales volumes of 10.0 million tons was due to increases of 6.9 million and 2.9 million tons of eastern steam and metallurgical coal, respectively, due primarily to the inclusion of 7.0 million tons of eastern steam and 2.1 million tons of metallurgical coal from the Massey operations, a decrease of 0.1 million tons of eastern steam and an increase of 0.8 million tons of metallurgical coal from the Alpha operations and an increase of 0.2 million tons of western steam coal.

The consolidated average coal sales realization per ton for the three months ended September 30, 2011 was $64.08 compared to $42.37 in the prior year period, an increase of $21.71 per ton, or 51%. The increase was largely attributable to the $46.25 per ton, or 38%, increase in metallurgical average coal sales realization per ton as well as increased proportion of Eastern coal in relation to total sales. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $168.49 and $67.07, respectively, for the three months ended September 30, 2011 compared to $122.24 and $67.72, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.98 for the three months ended September 30, 2011 compared to $11.10 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 17% for the three months ended September 30, 2011 compared to 26% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 18% and 14%, respectively, for the three months ended September 30, 2011 compared to 27% and 23%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $11.09 for the three months ended September 30, 2011 compared to $11.12 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $17.46 and $1.64, respectively, for the three months ended September 30, 2011 compared to $23.16 and $2.53, respectively, in the prior year period.

Revenues

	Three Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$853,361	$394,342	$459,019	116%
Western steam	150,484	137,111	13,373	10%
Metallurgical	994,089	364,982	629,107	172%
Freight and handling revenues	213,834	85,330	128,504	151%
Other revenues	93,010	19,867	73,143	368%
Total revenues	$2,304,778	$1,001,632	$1,303,146	130%

Tons sold :
Eastern steam	12,723	5,823	6,900	119%
Western steam	12,556	12,349	207	2%
Metallurgical	5,900	2,986	2,914	98%
Total	31,179	21,158	10,021	47%

Coal sales realization per ton:
Eastern steam	$67.07	$67.72	$(0.65)	(1)%
Western steam	$11.98	$11.10	$0.88	8%
Metallurgical	$168.49	$122.24	$46.25	38%
Average	$64.08	$42.37	$21.71	51%

Coal revenues. Coal revenues increased $1,101.5 million, or 123%, for the three months ended September 30, 2011 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $629.1 million, or 172%, an increase in eastern steam coal revenues of $459.0 million, or 116%, and an increase in western steam coal revenues of $13.4 million, or 10%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and increased average coal sales realization per ton. Metallurgical tons shipped increased 2.9 million, or 98%, compared to the prior year period and consisted of an increase of 0.8 million tons, or 27%, from the Alpha operations and 2.1 million tons from the Massey operations. The average coal sales realization per ton for metallurgical coal increased $46.25, or 38%, due primarily to robust global pricing and demand for metallurgical coal.

The increase in eastern steam coal revenues was due to $479.7 million from the Massey operations, partially offset by decreases of $20.7 million from the Alpha operations. The decrease in eastern steam coal revenues from the Alpha operations was primarily due to a decrease in eastern steam coal sales volumes, which decreased 0.1 million tons, or 2%, compared to the prior year period.

The increase in western steam coal revenues was due to an increase in tons shipped and an increase in average coal sales realization per ton. Tons shipped increased 0.2 million tons, or 2%, compared to the prior year period and average coal sales realization per ton increased $0.88, or 8%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the three months ended September 30, 2011 was 19% and 81%, respectively, compared with 14% and 86% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the three months ended September 30, 2011 was 50%, compared with 41% and 59% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $213.8 million, for the three months ended September 30, 2011, an increase of $128.5 million, or 151%, compared to the prior year period. The increase was due to higher export shipments combined with higher shipping rates compared to the prior year period.

Other revenues. Other revenues increased $73.1 million, or 368%, for the three months ended September 30, 2011 compared to the prior year period. The increase in other revenues was largely due to a favorable $61.2 million change in fair value of derivative coal contracts a majority of which were assumed in the Acquisition, sublease revenues of approximately $5.4 million related to a sea-going vessel charter that we entered into in December, 2010, increased royalty and rental revenues of approximately $3.7 million and increased road construction revenues of approximately $2.0 million. The increase in other revenues related to an increase of $67.1 million, or 338%, from the Alpha operations and $6.0 million from the Massey operations.

Costs and Expenses

	Three Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,675,209	$664,723	$1,010,486	152%
Freight and handling costs	213,834	85,330	128,504	151%
Other expenses	58,063	11,967	46,096	385%
Depreciation, depletion and amortization	242,699	94,003	148,696	158%
Amortization of acquired intangibles, net	(73,274)	52,398	(125,672)	(240)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	72,701	43,584	29,117	67%
Total costs and expenses	$2,189,232	$952,005	$1,237,227	130%

Cost of coal sales per ton:(1)
Eastern coal operations	$81.74	$63.04	$18.70	30%
Western coal operations	$10.34	$8.57	$1.77	21%
Average	$52.99	$31.25	$21.74	70%

(1) Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $1,010.5 million, or 152%, for the three months ended September 30, 2011 compared to the prior year period. The increase in cost of coal sales consisted of an increase of $240.7 million, or 36%, from the Alpha operations and $769.8 million from the Massey operations. The increases from the Alpha operations were primarily driven by increased production of higher cost metallurgical coal tons, increases in purchased coal expenses, increased costs for commodities used in the production process and higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. Cost of coal sales from the Alpha operations included charges of approximately $37.1 million related to changes in asset retirement obligation related estimates of water treatment costs at certain closed mines. Cost of coal sales from the Massey operations included charges of approximately $39.7 million related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory recognized upon sale of the inventories, approximately $23.0 million related to accruals made in connection with aligning certain employee benefits for former Massey employees and approximately $10.6 million of operating costs related to an idled mine. The consolidated average cost of coal sales per ton was $52.99 compared to $31.25 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $81.74 and $10.34, respectively, compared to $63.04 and $8.57, respectively, in the prior year period.

Other expenses. Other expenses increased $46.1 million, or 385%, for the three months ended September 30, 2011 compared to the prior year period. The increase in other expenses was primarily due to increased expenses of approximately $34.2 million from contract-related matters primarily related to contracts assumed in the Acquisition, an increase of approximately $5.2 million in road construction expenses and approximately $4.8 million related to sea-going vessel charters that we entered into in the fourth quarter of 2010 and the first half of 2011.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $148.7 million, or 158%, for the three months ended September 30, 2011 compared to the prior year period. The increase consisted of $150.7 million from the Massey operations partially offset by decreased depreciation, depletion, and amortization of $2.0 million, or 2%, from the Alpha operations.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $125.7 million, or 240%, for the three months ended September 30, 2011 compared to the prior year period. The decrease consisted of a $28.4 million decrease in amortization expense of acquired above-market coal supply agreements from the Alpha operations and a net credit to amortization expense from the Massey operations of $97.3 million related to the amortization of acquired below-market coal supply agreements and amortization of other intangible assets that were valued in the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $29.1 million, or 67%, for the three months ended September 30, 2011 compared to the prior year period. The increase was due primarily to increases to legal and professional fees, employee wages and benefits and other related overhead expenses.  Selling, general and administrative expenses included acquisition-

related expenses totaling $7.8 million for employee compensation and professional fees incurred for legal and integration services in connection with the Acquisition.

Interest expense. Interest expense increased $31.3 million, or 176%, during the three months ended September 30, 2011 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Acquisition and the financing transactions that were completed in June 2011.

Income tax benefit. Income tax benefit from continuing operations of $4.0 million was recorded for the three months ended September 30, 2011 on income from continuing operations before income taxes of $62.4 million. The rate is lower than the federal statutory rate of 35% primarily due to percentage depletion.

Income tax expense from continuing operations of $1.7 million was recorded for the three months ended September 30, 2010 on income from continuing operations before income taxes of $34.0 million. The rate differed from the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion.

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

	Three Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	12,556	12,349	207	2%
Steam coal sales realization per ton	$11.98	$11.10	$0.88	8%
Total revenues	$151,617	$139,353	$12,264	9%
EBITDA from continuing operations	$14,081	$25,239	$(11,158)	(44)%

Eastern Coal Operations
Steam tons sold	12,723	5,823	6,900	119%
Metallurgical tons sold	5,900	2,986	2,914	98%
Steam coal sales realization per ton	$67.07	$67.72	$(0.65)	(1)%
Metallurgical coal sales realization per ton	$168.49	$122.24	$46.25	38%
Total revenues	$2,130,268	$850,690	$1,279,578	150%
EBITDA from continuing operations	$277,300	$171,547	$105,753	62%

Western Coal Operations — EBITDA from continuing operations for our Western Coal Operations decreased $11.2 million, or 44%, compared to the prior year period. The decrease was due primarily to increased cost of coal sales of $23.9 million and increased selling, general and administrative expenses of $0.1 million, partially offset by increased total revenues of $12.3 million and decreased other expenses of $0.5 million. Cost of coal sales per ton increased $1.77, or 21% while average coal sales realization per ton increased $0.88, or 8%, resulting in a decrease to coal margin per ton of $0.89, or 35%. The increase in cost of coal sales per ton was due primarily to the completion of certain development projects for which costs were capitalized in the prior year, increased diesel fuel expenses and a higher ratio of production from the Belle Ayr mine which incurs higher production costs due to higher stripping ratios. The increase in total revenues consisted of increased coal revenues of $13.4 million, or 10%, partially offset by decreased other revenues of $1.1 million. The increase in coal revenues was largely due to the increase in average coal sales realization, which reflected increased contractual pricing on tons shipped during the period compared to the prior year.

Eastern Coal Operations — EBITDA from continuing operations increased $105.8 million, or 62%, compared to the prior year period. The increase was due to increased coal and other revenues of $1,088.1 million and $63.2 million, respectively, partially offset by increased cost of coal sales of $967.0 million, increased other expenses of $39.6 million, increased selling, general and administrative expenses of $33.5 million, decreased other miscellaneous expenses of $1.1 million and a loss on early extinguishment of debt of $4.5 million. Average coal sales realization per ton increased $13.0, or 15%, while cost of coal sales per ton increased $18.70, or 30%, resulting in a decrease to coal margin per ton of $5.70, or 25%.

The increase in average coal sales realization per ton was due primarily to an increase of $46.25, or 38%, related to metallurgical average coal sales realization. The average coal sales realization per ton for metallurgical coal related to the Alpha operations increased $53.15, or 43%, compared to the prior year period. The average coal sales realization per ton for metallurgical coal related to the Massey operations was $155.89 per ton. The increase in cost of coal sales per ton was due primarily to increased production of higher cost metallurgical tons in response to the increase in demand, lower production at our Emerald mine due to geological factors, lower than expected production from our mines in Central Appalachia, charges of approximately $37.1 million related to changes in asset retirement obligation related estimates of water treatment costs at certain closed mines, charges of approximately $39.7 million related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, charges of approximately $23.0 million related to accruals made in connection with aligning certain employee benefits for former Massey employees and approximately $10.6 million related to an idled mine.

Coal revenues and cost of coal sales for the East include $805.4 million and $769.8 million, respectively, from the Massey operations for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Summary

Total revenues increased $2,108.0 million, or 72%, for the nine months ended September 30, 2011 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $1,774.0 million, increased freight and handling revenues of $240.4 million and increased other revenues of $93.6 million. The increase in coal revenues consisted of an increase from the Alpha operations of $634.3 million, or 24%, and $1,139.7 million from the Massey operations. The increase in freight and handling revenues was primarily related to the Alpha operations. The increase in other revenues consisted of an increase of $84.6 million, or 137%, from the Alpha operations, and $9.0 million from the Massey operations.

Income from continuing operations decreased $23.4 million, or 27%, for the nine months ended September 30, 2011 compared to the prior year period. The decrease was largely due to increases in certain operating costs and expenses of $1,862.1 million, or 74%, and increased other expense, net of $44.7 million, or 79%, partially offset by increased coal revenues of $1,774.0 million or 68%  and other revenues discussed above and decreased tax expense of $15.8 million, or 88%.

The increase in certain operating costs and expenses of $1,862.1 million was due to increased cost of coal sales of $1,620.8 million, or 85%, increased depreciation, depletion and amortization expenses of $195.5 million, or 70%, increased selling, general and administrative expenses of $194.1 million, or 143%, increased other expenses of $82.7 million, or 229%, and a decrease in expense for amortization of acquired intangibles, net of $231.0 million, or 133%. The increase in cost of coal sales consisted of an increase of $466.5 million, or 25%, from the Alpha operations and $1,154.3 million from the Massey operations. The increase in depreciation, depletion and amortization expenses consisted of $202.7 million from the Massey operations and a decrease of $7.2 million, or 3%, from the Alpha operations. The decrease in expense for amortization of acquired intangibles, net, consisted of a decrease in amortization expense of $98.5 million, or 57%, from the Alpha operations and a credit to expense of $132.5 million from the Massey operations. The increase in other expenses consisted of an increase of $81.5 million, or 226%, from the Alpha operations and $1.2 million from the Massey operations. The increase in selling, general and administrative expenses consisted of an increase of $136.9 million, or 101%, from the Alpha operations and $57.2 million from the Massey operations.

We sold 75.2 million tons of coal during the nine months ended September 30, 2011 compared to 62.7 million tons in the prior year period, an increase of 12.5 million tons, or 20%. The 75.2 million tons consisted of 25.2 million tons of steam coal and 13.9 million tons of metallurgical coal from our Eastern Coal Operations and 36.1 million tons of steam coal from our Western Coal Operations. The 62.7 million tons in the prior year consisted of 18.2 million tons of steam coal and 8.9 million tons of metallurgical coal from our Eastern Coal Operations and 35.6 million tons of steam coal from our Western Coal Operations.

The consolidated average coal sales realization per ton for the nine months ended September 30, 2011 was $58.46 compared to $41.79 in the prior year period, an increase of $16.67 per ton, or 40%. The increase was largely attributable to a 44% increase in metallurgical average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $163.90 and $66.91, respectively, for the nine months ended September 30, 2011 compared to $113.56 and $67.08, respectively, in the prior year period. The average coal sales realization per ton for western steam coal was $11.94 for the nine months ended September 30, 2011 compared to $10.95 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 21% for the nine months ended September 30, 2011 compared to 28% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 22% and 15%, respectively, for the nine months ended September 30, 2011 compared to 30% and 20%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $12.29 for the nine months ended September 30, 2011 compared to $11.74 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $22.02 and $1.74, respectively, for the nine months ended September 30, 2011 compared to $24.36 and $2.14, respectively, in the prior year period.

Revenues

	Nine Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,689,802	$1,222,478	$467,324	38%
Western steam	430,486	389,931	40,555	10%
Metallurgical	2,275,516	1,009,396	1,266,120	125%
Freight and handling revenues	480,760	240,386	240,374	100%
Other revenues	155,419	61,850	93,569	151%
Total revenues	$5,031,983	$2,924,041	$2,107,942	72%

Tons sold :
Eastern steam	25,255	18,223	7,032	39%
Western steam	36,054	35,620	434	1%
Metallurgical	13,883	8,889	4,994	56%
Total	75,192	62,732	12,460	20%

Coal sales realization per ton:
Eastern steam	$66.91	$67.08	$(0.17)	(0)%
Western steam	$11.94	$10.95	$0.99	9%
Metallurgical	$163.90	$113.56	$50.34	44%
Average	$58.46	$41.79	$16.67	40%

Coal revenues. Coal revenues increased $1,774.0 million, or 68%, for the nine months ended September 30, 2011 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $1,266.1 million, or 125%, an increase in eastern steam coal revenues of $467.3 million, or 38%, and an increase in western steam coal revenues of $40.6 million, or 10%.

The increase in metallurgical coal revenues was largely due to an increase in tons shipped and increased average coal sales realization per ton. Metallurgical tons shipped increased 5.0 million, or 56%, compared to the prior year period and consisted of an increase of 2.0 million tons, or 22%, from the Alpha operations and 3.0 million tons from the Massey operations. The average coal sales realization per ton for metallurgical coal increased $50.34, or 44%, due primarily to robust global pricing and demand for metallurgical coal.

The increase in eastern steam coal revenues was due to 9.4 million tons or $647.0 million from the Massey operations, partially offset by decreases of $179.7 million from the Alpha operations. The decrease in eastern steam coal revenues from the Alpha operations was primarily due to a decrease in eastern steam coal sales volumes, which decreased 2.4 million tons, or 13% compared to the prior year period due primarily to increased production of metallurgical tons in response to the increase in demand, lower than expected production from our mines in Central Appalachia primarily during the third quarter of 2011, lower production at our longwall mines due to a planned longwall move at the Cumberland mine, the operation of a single longwall at the Emerald mine during the first half of 2011 and geological factors that impacted production at the Emerald mine.

The increase in western steam coal revenues was due primarily to an increase in average coal sales realization per ton. Average coal sales realization per ton increased $0.99, or 9%, compared to the prior year period as a result of increased pricing on contracted tons shipped.

Our sales mix of metallurgical coal and steam coal based on volume for the nine months ended September 30, 2011 was 18% and 82%, respectively, compared with 14% and 86% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues for the nine months ended September 30, 2011 was 52% and 48%, respectively, compared with 39% and 61% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $480.8 million, respectively, for the nine months ended September 30, 2011, an increase of $240.4 million, or 100%, compared to the prior year period. The increase was due to higher export shipments combined with higher shipping rates compared to the prior year period.

Other revenues. Other revenues increased $93.6 million, or 151%, for the nine months ended September 30, 2011 compared to the prior year period. The increase in other revenues was largely due to increased revenues of approximately $61.6 million from changes in fair value of derivative coal contracts a majority of which were assumed in the Acquisition, sublease revenues of approximately $10.2 million related to a sea-going vessel charter that we entered into in December, 2010, increased road construction revenues of approximately $5.6 million, increased royalty and rental revenues of approximately $3.9 million, increased revenues of approximately $3.7 million from sales of natural gas and increased revenues of approximately $3.4 million from Dry Systems Technology.

Costs and Expenses

	Nine Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$3,517,796	$1,896,989	$1,620,807	85%
Freight and handling costs	480,760	240,386	240,374	100%
Other expenses	118,792	36,094	82,698	229%
Depreciation, depletion and amortization	475,762	280,228	195,534	70%
Amortization of acquired intangibles, net	(57,023)	173,988	(231,011)	(133)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	329,656	135,604	194,052	143%
Total costs and expenses	$4,865,743	$2,763,289	$2,102,454	76%

Cost of coal sales per ton:(1)
Eastern coal operations	$79.30	$57.96	$21.34	37%
Western coal operations	$10.20	$8.81	$1.39	16%
Average	$46.17	$30.05	$16.12	54%

(1) Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $1,620.8 million, or 85%, for the nine months ended September 30, 2011 compared to the prior year period. The increase in cost of coal sales consisted of an increase of $466.5 million, or 25%, from the Alpha operations and $1,154.3 million from the Massey operations. The increases from the Alpha operations were primarily driven by increased production of higher cost metallurgical coal tons, increases in purchased coal expenses, increased costs for commodities used in the production process, higher sales related variable costs such as royalties and production and severance taxes due to higher sales realizations for metallurgical coal, transportation expenses and wages and employee benefits. Cost of coal sales from the Alpha operations included charges of approximately $37.1 million related to changes in asset retirement obligation related estimates of water treatment costs at certain closed mines. Cost of coal sales from the Massey operations included charges of approximately $148.0 million related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, approximately $23.0 million related to accruals made in connection with aligning certain employee benefits for employees from Massey and approximately $16.4 million of operating costs related to an idled mine. The consolidated average cost of coal sales per ton was $46.17 compared to $30.05 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $79.30 and $10.20, respectively, compared to $57.96 and $8.81, respectively, in the prior year period.

Other expenses. Other expenses increased $82.7 million, or 229%, for the nine months ended September 30, 2011 compared to the prior year period. The increase in other expenses was primarily due to increased expenses of approximately $48.2 million from contract-related matters primarily related to contracts assured in the Acquisition, an increase of approximately $13.0 million related to sea-going vessel charters that we entered into in the fourth quarter of 2010 and the first half of 2011, an increase of approximately $12.5 million in road construction expenses and increases of approximately $2.8 million and $2.7 million, related to Dry Systems Technologies and sales of natural gas, respectively.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $195.5 million, or 70%, for the nine months ended September 30, 2011 compared to the prior year period. The increase consisted of depreciation, depletion and amortization of $202.7 million from the Massey operations and decreased depreciation, depletion and amortization of $7.2 million, or 3%, from the Alpha operations.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $231.0 million, or 133%, for the nine months ended September 30, 2011 compared to the prior year period. The decrease consisted of a $98.5 million decrease in amortization expense of acquired above-market coal supply agreements from the Alpha operations and a net credit to amortization expense from the Massey operations of $132.5 million related to the amortization of acquired below-market coal supply agreements and amortization of other intangible assets that were valued in the Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $194.1 million, or 143%, for the nine months ended September 30, 2011 compared to the prior year period.  The increase was due primarily to acquisition-related expenses totaling $154.7 million for employee compensation, professional fees incurred for legal, valuation and financial services in connection with the Acquisition and related debt financing transactions, as well as increased stock-based compensation.

Interest expense. Interest expense increased $36.3 million, or 62%, during the nine months ended September 30, 2011 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Acquisition and the financing transactions that were completed during the period.

Income tax expense. Income tax expense from continuing operations of $2.2 million was recorded for the nine months ended September 30, 2011 on income from continuing operations before income taxes of $65.1 million. The rate is lower than the federal statutory rate of 35% primarily due to percentage depletion.

Income tax expense from continuing operations of $18.0 million was recorded for the nine months ended September 30, 2010 on income from continuing operations before income taxes of $104.2 million, which equates to an effective tax rate of 17%. This rate is lower than the federal statutory rate of 35% due primarily to the tax benefits associated with percentage depletion, partially offset by a $25.6 million deferred tax charge required for the legislative change related to the deductibility of retiree prescription drug expenses (Medicare Part D).

Segment Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2011	2010	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	36,054	35,620	434	1%
Steam coal sales realization per ton	$11.94	$10.95	$0.99	9%
Total revenues	$434,846	$395,941	$38,905	10%
EBITDA from continuing operations	$45,756	$63,549	$(17,793)	(28)%

Eastern Coal Operations
Steam tons sold	25,255	18,223	7,032	39%
Metallurgical tons sold	13,883	8,889	4,994	56%
Steam coal sales realization per ton	$66.91	$67.08	$(0.17)	(0)%
Metallurgical coal sales realization per ton	$163.90	$113.56	$50.34	44%
Total revenues	$4,540,306	$2,494,433	$2,045,873	82%
EBITDA from continuing operations	$724,663	$566,311	$158,352	28%

Western Coal Operations — EBITDA from continuing operations for our Western Coal Operations decreased $17.8 million, or 28%, compared to the prior year period. The decrease was due primarily to increased cost of coal sales, selling, general and administrative and other expenses of $53.9 million, $2.3 million and $0.5 million, respectively, partially offset by increased total revenues of $38.9 million. Cost of coal sales per ton increased $1.39, or 16% while average coal sales realization per ton increased $0.99, or 9%, resulting in a decrease to coal margin per ton of $0.40, or 18%. The increase in cost of coal sales per ton was due primarily to increased diesel fuel expenses, and a higher ratio of production from the Belle Ayr mine which incurs higher production costs due to higher stripping ratios and weather related delays experienced in the second quarter of 2011 that impacted transportation and coal shipments. The increase in total revenues consisted of increased coal revenues of $40.6 million, or 10%, partially offset by decreased other revenues of $1.7 million. The increase in coal revenues was largely due to the increase in average coal sales revenue, which reflected increased contractual pricing on tons shipped during the period compared to the prior year.

Eastern Coal Operations — EBITDA from continuing operations increased $158.4 million, or 28%, compared to the prior year period. The increase was due to increased coal and other revenues of $1,733.4 million and $72.2 million, respectively, partially offset by increased cost of coal sales of $1,532.6 million, increased other expenses of $62.0 million and increased selling, general and administrative expenses of $48.2 million, increased other miscellaneous expenses of $1.3 million and an increase in loss on early extinguishment of debt of $3.1 million. Average coal sales realization per ton increased $19.0, or 23%, while cost of coal sales per ton increased $21.35, or 37%, resulting in a decrease to coal margin per ton of $2.35, or 10%.

The increase in average coal sales realization per ton was due primarily to an increase of $50.34, or 44%, related to metallurgical average coal sales realization. The average coal sales realization per ton for metallurgical coal related to the Alpha operations increased $50.51, or 44%, compared to the prior year period. The average coal sales realization per ton for metallurgical coal related to the Massey operations was $163.31. The increase in cost of coal sales per ton was due primarily to increased production of metallurgical tons in response to the increase in demand, lower production at our longwall mines due to a planned longwall move at the Cumberland mine that was completed in the second quarter of 2011, the operation of a single longwall at the Emerald mine and geological factors that impacted production at the Emerald mine. Cost of coal sales from the Alpha operations included charges of approximately $37.1 million related to changes in asset retirement obligation related estimates of water treatment costs at certain closed mines. Cost of coal sales from the Massey operations included charges of approximately $148.0 million related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, charges of approximately $23.0 million related to accruals made in connection with aligning certain employee benefits for former Massey employees and charges of approximately $16.4 million related to an idled mine.

Coal revenues and cost of coal sales for the East include $1,139.7 million and $1,154.3 million, respectively, from the Massey operations for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, our share repurchases and our debt service and reclamation obligations. Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility and debt arrangements (see “—Credit Agreement and Long-Term Debt”); and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

At September 30, 2011, we had available liquidity of $1,789.6 million, including cash and cash equivalents of $575.3 million, marketable securities of $190.7 million and $1,023.6 million of unused revolving credit facility commitments available under the Third Amended and Restated Credit Agreement and our accounts receivable securitization facility (the “A/R Facility”), after giving effect to $14.4 million and $152.0 million of letters of credit outstanding, respectively, as of September 30, 2011, subject to limitations described in the Third Amended and Restated Credit Agreement and the A/R Facility. Our total long-term debt, including debt discount, was $2,969.8 million at September 30, 2011.

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

We sponsor pension plans in the United States for certain employees. For these plans, the Pension Protection Act of 2006 (“Pension Act”) requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 94% in 2009, 96% in 2010 and 100% thereafter for defined benefit pension plans. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the Pension Act.  Our pension plans are approximately 90% funded as of January 1, 2011. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, corporate and government bonds, preferred and common stocks, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive (loss) income. The recent volatile financial markets caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trusts in order to comply with the funding requirements of the Pension Act. We currently do not expect to make additional contributions in 2011 to the pension plans. We have made contributions totaling $64.2 million in 2011 to the pension plans.

We have obligations for a federal coal lease, which contains an estimated 224.0 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bid was $180.5 million, payable in five equal annual installments of $36.1 million. The remaining annual installment of $36.1 million is due on May 1, 2012.

In September 2011, we entered into a federal coal lease, which contains an estimated 130.2 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $143.4 million, payable in five equal annual installments of $28.7 million. The first installment was paid in September 2011. The remaining four annual installments of $28.7 million are due each September until the obligation is satisfied in 2015.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks for us. These risks could include declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. We believe that our current group of customers are sound and represent no abnormal business risk.

Financing Relating to the Acquisition

On June 1, 2011, pursuant to the terms of the previously announced Agreement and Plan of Merger dated as of January 28, 2011, we completed the Acquisition of Massey. Massey stockholders received 1.025 shares of our common stock and $10.00 in cash for each share of Massey common stock.

The proceeds we received from our term loan facility, revolving credit facility and the issuance of our 2019 and 2021 Notes were used to:

•                  fund the cash portion of the Acquisition consideration (inclusive of payments due to holders of Massey equity awards);

•                  repay approximately $227.9 million outstanding under our existing senior secured term loan and replace $1.3 million in letters of credit issued under our revolving credit facility;

•                  retire $760.0 million of Massey’s 6.875% senior notes due 2013 (the “2013 Notes”) that were outstanding prior to the Acquisition through a combination of a cash tender offer and redemption on July 5, 2011;

•                  replace Massey’s existing asset-backed revolving credit facility and restricted cash letter of credit facility, which had no borrowings outstanding and approximately $135.4 million of letters of credit outstanding;

•                  redeem the $298.3 million aggregate outstanding principal amount of the 7.25% notes due 2014 (the “2014 Notes”) of Foundation PA Coal Company LLC (“Foundation PA”), one of our subsidiaries, on August 18, 2011 (the “Redemption Date”) at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued and unpaid interest; and

•                  pay transaction fees and expenses.

During the nine months ended September 30, 2011, we incurred fees totaling $121.8 million related to the financing of the Acquisition. Of the total incurred, $84.0 million was capitalized as debt issuance costs and will be amortized over the life of the related financing arrangements. The remaining $37.8 million was recognized as selling, general and administrative expense during the nine months ended September 30, 2011, including $24.7 million related to the commitment fees incurred on the unsecured bridge loan facility which was in place during the process of the Acquisition.

Accounts Receivable Securitization

We and certain of our subsidiaries are party to the A/R Facility. The capacity of the A/R Facility was increased from $150.0 million to $190.0 million in June 2011. As of September 30, 2011, letters of credit in the amount of $152.0 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place. On October 19, 2011, we and certain of our subsidiaries entered into a Second Amended and Restated Receivables Purchase Agreement (the “New A/R Facility”), which expires on October 17, 2014, and which replaces the A/R Facility.  The capacity of the New A/R Facility is $275.0 million.

Cash Flows

Cash and cash equivalents increased by $20.5 million for the nine months ended September 30, 2011. The net change in cash and cash equivalents was attributable to the following:

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows (in thousands):
Net cash provided by operating activities	$537,232	$511,051
Net cash used in investing activities	(1,022,264)	(445,337)
Net cash provided by (used in) financing activities	505,558	(88,820)
Net increase (decrease) in cash and cash equivalents	$20,526	$(23,106)

Net cash provided by operating activities for the nine months ended September 30, 2011 was $537.2 million, an increase of $26.1 million from the $511.1 million of net cash provided by operations for the nine months ended September 30, 2010.  Non-cash amounts included in net income for the nine months ended September 30, 2011 were primarily related to an increase in depreciation, depletion, accretion and amortization expense, an increase in stock-based compensation, a decrease in amortization of acquired intangibles, net, a decrease in mark-to-market adjustments for derivatives and a decrease in deferred income taxes. The cash generated by changes in operating assets and liabilities for the nine months ended September 30, 2011 was primarily related to a decrease in accounts receivable, net of $169.5 million, an increase in inventories, net of $122.5 million, an increase in trade accounts payable of $82.2 million, a decrease in accrued expenses and other current liabilities of $97.0 million, a decrease in pension and postretirement medical benefits of $89.5 million, and an increase in other non-current liabilities of $108.0 million.

Net cash used in investing activities for the nine months ended September 30, 2011 was $1,022.3 million, an increase of $577.0 million from the $445.3 million of net cash used in investing activities during the nine months ended September 30, 2010.  The increase was primarily due to the cash portion of consideration paid to acquire Massey, $713.4 million, net of cash acquired offset by an increase of $265.0 million in sales of marketable securities, net.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $505.6 million compared to net cash used by financing activities of $88.8 million for the nine months ended September 30, 2010. The primary source of cash for financing activities included $2,100.0 million of proceeds from borrowings of long-term debt, offset by principal repayments of long-term debt of $1,307.8 million. In addition, common stock repurchases of $206.4 million and debt issuance costs of $84.3 million accounted for $290.7 million of the use of cash for financing activities for the nine months ended September 30, 2011.  Common stock repurchases consist of shares repurchased as part of publically announced share repurchase programs and repurchase of common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. The majority of the financing activities for the nine months ended September 30, 2011 relate to the Acquisition.

Credit Agreement and Long-Term Debt

As of September 30, 2011, our total long-term indebtedness consisted of the following (in thousands):

September 30,
2011
6.00% senior notes due 2019	$800,000
6.25% senior notes due 2021	700,000
Term loan due 2016	592,500
3.25% convertible senior notes due 2015	658,673
2.375% convertible senior notes due 2015	287,500
Other	23,284
Debt discount, net	(92,156)
Total long-term debt	2,969,801
Less current portion	38,529
Long-term debt, net of current portion	$2,931,272

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

On June 1, 2011, in connection with the Acquisition, we, the Alpha Guarantors, Massey, and certain wholly owned subsidiaries of Massey (the “Massey Guarantors” and together with the Alpha Guarantors the “Guarantors”), and Union Bank, N.A., as trustee, entered into a supplemental indenture (the “Second Supplemental Indenture”) to the New Notes Indenture pursuant to which Massey and certain wholly owned subsidiaries of Massey agreed to become additional guarantors for the New Senior Notes.

The 2019 Notes bear interest at a rate of 6.00% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2019.  The 2021 Notes bear interest at a rate of 6.25% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2011, and will mature on June 1, 2021.

As of September 30, 2011, the carrying values of the 2019 Notes and 2021 Notes were $800.0 million and $700.0 million, respectively.

Third Amended and Restated Credit Agreement

On May 19, 2011, in connection with the Acquisition, we entered into a Third Amended and Restated Credit Agreement to amend and restate in its entirety the credit agreement dated as of July 30, 2004, as amended as of November 12, 2004 and as of October 18, 2005, as amended and restated as of July 7, 2006, as amended effective July 31, 2009 and as further amended and restated as of April 15, 2010 (as so amended and restated, the “Existing Credit Agreement”; the Existing Credit Agreement, as amended and restated by the Third Amended and Restated Credit Agreement, is referred to as the “New Credit Agreement”), with Citicorp North America, Inc., as administrative agent and as collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, The Royal Bank of Scotland plc and Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, Morgan Stanley Senior Funding, Inc., as sole syndication agent, Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers, and various other financial institutions, as lenders. The terms of the New Credit Agreement amended and restated and superseded the Existing Credit Agreement in its entirety upon the satisfaction of certain conditions precedent, which included the consummation of the Acquisition (the satisfaction of such conditions precedent is referred to as the “initial Credit Event”). The Existing Credit Agreement remained in full force and effect until the occurrence of the initial Credit Event.

Upon the occurrence of the initial Credit Event, the New Credit Agreement provided for a $600.0 million senior secured term loan A facility (the “Term Loan Facility”) and a $1.0 billion senior secured revolving credit facility (the “Revolving Facility”).  Pursuant to the New Credit Agreement, we may request incremental term loans or increase the revolving commitments under the Revolving Facility in an aggregate amount of up to $1.25 billion plus an additional $750.0 million subject to compliance with a consolidated senior secured leverage ratio.  The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in such loans or commitments will be subject to certain customary conditions precedent.

As of September 30, 2011, the carrying value of the Term Loan Facility was $591.8 million, net of debt discount of $0.7 million, with $37.5 million classified as current portion of long-term debt.  There were no borrowings outstanding under the Revolving Facility as of

September 30, 2011.  Letters of credit outstanding at September 30, 2011 under the Revolving Facility were $14.4 million.  The Term Loan Facility and Revolving Facility will each mature on June 30, 2016.

Interest Rate and Fees.  Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the rate that Citibank, N.A. announces from time to time as its prime or base commercial lending rate, (ii) the federal funds effective rate plus 0.50% and (iii) a LIBO rate for a 30-day interest period as determined on such day, plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing adjusted for certain additional costs.  The initial applicable margin for borrowings under the New Credit Agreement is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBO rate borrowings.  Commencing October 1, 2011, the applicable margin for borrowings under the New Credit Agreement will be subject to adjustment each fiscal quarter based on our consolidated leverage ratio for the preceding fiscal quarter.  Swingline loans will bear interest at a rate per annum equal to the base rate plus the applicable margin.  The interest rate in effect at September 30, 2011 was 2.74%.  In addition to paying interest on outstanding principal under the New Credit Agreement, we are required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum.  Commencing October 1, 2011, the commitment fee will be subject to adjustment each fiscal quarter based on our consolidated leverage ratio for the preceding fiscal quarter.  We must also pay customary letter of credit fees and agency fees.

3.25% Convertible Senior Notes due 2015

As a result of the Acquisition, we became a guarantor of Massey’s 3.25% convertible senior notes due 2015 (the “3.25% Convertible Notes”) with aggregate principal outstanding at June 1, 2011 of $659.1 million. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year.  The 3.25% Convertible Notes will mature on August 1, 2015, unless earlier repurchased by us or converted.  The 3.25% Convertible Notes had a fair value of $730.9 million at the acquisition date.  We account for the 3.25% Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate.  As of September 30, 2011, the carrying amount of the debt was $622.8 million, net of debt discount of $35.9 million.  As of September 30, 2011, the carrying amount of the equity component totaled $110.4 million.  The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.

The 3.25% Convertible Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.  The 3.25% Convertible Notes are guaranteed on a senior unsecured basis by Massey’s subsidiaries (which are among our subsidiaries), other than certain minor subsidiaries of Massey.  The 3.25% Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our non-guarantor subsidiaries, including trade payables. The 3.25% Convertible Notes are convertible in certain circumstances and in specified periods at a conversion rate, subject to adjustment, of the value of 11.4560 shares of common stock per $1,000 principal amount of 3.25% Convertible Notes. From and after the effective time of the Acquisition, the consideration deliverable upon conversion of a 3.25% Convertible Notes ceased to be based upon Massey common stock and is instead became based upon Reference Property (as defined in the indenture governing the 3.25% Convertible Notes, (the “3.25% Convertible Notes Indenture”)) consisting of 1.025 shares of Alpha common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at our election. One of the circumstances under which the 3.25% Convertible Notes would become convertible is if our common stock price exceeds a set threshold during a reference period specified in the 3.25% Convertible Notes Indenture.

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

The 3.25% Convertible Notes were not convertible as of September 30, 2011 and as a result have been classified as long-term.

6.875% Senior Notes due 2013

We assumed Massey’s 2013 Notes with an aggregate principal amount outstanding of $760.0 million as part of the Acquisition. On June 1, 2011, we paid $525.5 million, which included a premium payment and accrued but unpaid interest, pursuant to our cash tender offer for the 2013 Notes.  In addition, on June 1, 2011, we paid $274.5 million into a redemption settlement trust to redeem all of the 2013 Notes that remained outstanding after the tender offer. We recorded the debt at its fair value on June 1, 2011 of $264.0 million.  Upon redemption of the 2013 Notes on the redemption date of July 1, 2011, the related asset and liability were removed from the consolidated balance sheets and the Company recorded a loss on early extinguishment of $752.

7.25% Senior Notes Due 2014

The 2014 Notes were scheduled to mature on August 1, 2014 in the aggregate principal amount of $298.3 million.  The 2014 Notes were guaranteed on a senior unsecured basis by Alpha Natural Resources, Inc. and all of our subsidiaries other than Foundation PA, Alpha Coal India Private Limited, ANR Receivables Funding LLC, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. In connection with the Acquisition, Massey and certain subsidiaries of Massey also become guarantors of the 2014 Notes. The 2014 Notes pay interest semi-annually and are redeemable at Foundation PA’s option, at a redemption price equal to 101.208%, and 100% of the principal amount if redeemed during the twelve month periods beginning August 1, 2011 and 2012, respectively, plus accrued interest. The outstanding 2014 Notes were redeemed and became due and payable on August 18, 2011, the Redemption Date, at a redemption price equal to 101.208% of the principal amount of the 2014 Notes, plus any and all accrued and unpaid interest up to but excluding the Redemption Date.  We paid $302,909, including interest, to redeem the 2014 Notes.  We recognized a loss on early extinguishment of debt of $4,438 including the premium paid.

2.375% Convertible Senior Notes Due April 15, 2015

As of September 30, 2011, we had $287.5 million aggregate principal amount of 2.375% Convertible Notes (“the 2.375% Convertible Notes”).  The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless earlier repurchased by us or converted.  We separately account for the liability and equity components of our 2.375% Convertible Notes in a manner reflective of our nonconvertible debt borrowing rate.  The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%.  As of September 30, 2011, the carrying amount of the debt component was $231.9 million, the unamortized debt discount was $55.6 million and the carrying amount of the equity component was $69.9 million.

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

The 2.375% Convertible Notes were not convertible as of September 30, 2011 and as a result have been classified as long-term debt.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the New Credit Agreement and the indentures governing the New Senior Notes and the 3.25% Convertible Notes as of September 30, 2011. A breach of the covenants in the New Credit Agreement, the New Senior Notes or the 3.25% Convertible Notes, including the financial covenants under the New Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the New Credit Agreement, the New Senior Notes or the 3.25% Convertible Notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the New Credit Agreement, the New Senior Notes or the 3.25% Convertible Notes would also result in a default under the indenture governing our 2.375% Convertible Notes, our 2019 Notes and our 2021 Notes. Additionally, under the New Credit Agreement, the New Senior Notes and the 3.25% Convertible Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in the New Credit Agreement are:

	Actual	Required
	Covenant Levels;	Covenant Levels;
	Twelve Months Ended	June 1, 2011
	September 30, 2011	and Thereafter

Minimum adjusted EBITDA to cash interest ratio	8.9x	2.5x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	1.8x	3.75x

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

					Twelve
					Months
	Three Months Ended				Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2010	2011	2011	2011	2011
	(In thousands)
Net income (loss)	$10,839	$49,848	$(53,387)	$66,428	$73,728
Interest expense	15,005	15,610	29,968	49,148	109,731
Interest income	(963)	(1,045)	(1,012)	(931)	(3,951)
Income tax (benefit) expense	(13,771)	13,967	(7,787)	(4,002)	(11,593)
Amortization of acquired intangibles, net	52,805	25,983	(10,028)	(73,274)	(4,514)
Depreciation, depletion and amortization	90,715	88,638	144,721	242,699	566,773
EBITDA	154,630	193,001	102,475	280,068	730,174
Non-cash charges (1)	13,742	16,687	159,041	1,758	191,228
Extraordinary or non-recurring items (1)	—	—	94,815	70,814	165,629
Other adjustments (1)	—	115	157	428	700
Pro forma Massey (1)	35,789	112,700	17,393	—	165,882
Pro forma adjusted EBITDA	$204,161	$322,503	$373,881	$353,068	$1,253,613

(1) Calculated in accordance with the New Credit Agreement

Adjusted EBITDA to cash interest ratio	8.9x
Total debt less unrestricted cash to adjusted EBITDA ratio	1.8x

Cash interest is calculated in accordance with the New Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended September 30, 2011 is calculated as follows (in thousands):

Interest expense	$109,731
Less interest income	(3,951)
Less non-cash interest expense	(27,434)
Plus pro forma interest	62,451
Net cash interest expense (1)	$140,797

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

We had outstanding surety bonds with a total face amount of $952.5 million as of September 30, 2011 to secure various obligations and commitments. In addition, we had $166.4 million of letters of credit in place, of which $14.4 million was outstanding under the New Credit Agreement, and $152.0 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of September 30, 2011 (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Long-term debt (1)	$7,500	$120,000	$1,261,173	$1,650,000	$3,038,673
Other debt (2)	—	2,048	1,709	19,527	23,284
Equipment purchase commitments	243,918	96,129	—	—	340,047
Operating leases	17,567	108,679	27,222	1,226	154,694
Minimum royalties	8,730	68,562	47,785	94,219	219,296
Federal coal lease	—	93,475	57,367	—	150,842
Coal purchase commitments	286,328	78,509	—	—	364,837
Total	$564,043	$567,402	$1,395,256	$1,764,972	$4,291,673

(1)    Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 6.25% on our loans, would be approximately $38.6 million in 2011, $270.6 million in 2012 to 2013, $255.7 million in 2014 to 2015, and $402.8 million after 2015.

(2)    Other debt includes principal amounts due in the years shown.  Cash interest payable on these obligations, with interest rates ranging between 6.132% and 13.86%, would be approximately $6.5 million in 2012 to 2013, $5.5 million in 2014 to 2015, and $39.9 million after 2015.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers’ compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2011	2012-2013	2014-2015	After 2015	Total
Asset retirement obligation	$58,659	$197,442	$90,899	$882,943	$1,229,943
Postretirement benefit obligation	36,750	85,278	99,557	2,674,622	2,896,207
Workers’ compensation benefit and black lung benefit obligations	13,326	41,020	35,436	605,924	695,706
Total	$108,735	$323,740	$225,892	$4,163,489	$4,821,856

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies and estimates.

Mine Safety and Health Administration Data

The information required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has been included in Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of October 24, 2011, we had sales commitments for approximately 100% of planned shipments for 2011. Unpriced tonnage, including committed and uncommitted, was 0%, 36% and 69% for 2011, 2012 and 2013, respectively. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 11,000 tons of explosives for the last three months of 2011 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 26% of our expected explosive needs for the remaining three months of 2011. If the price of natural gas were to decrease during the remaining three months of 2011, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 25.1 million gallons of diesel fuel for the last three months of 2011 and 95.3 million gallons of diesel fuel for 2012. Through our derivative swap contracts, we have fixed prices for approximately 38% and 48% of our expected diesel fuel needs for the remaining three months of 2011 and for the year of 2012, respectively. If the price of diesel fuel were to decrease in 2011, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

We have exposure to changes in interest rates through our New Credit Agreement, which has a variable interest rate of 2.5 percentage points over the LIBO rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of September 30, 2011, our term loan due 2016 under the New Credit Agreement had an outstanding balance of $592.5 million. The current portion of the term loan due is $37.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.8 million, which would be partially offset by our interest rate swaps.

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

We are currently in the process of integrating the internal controls and procedures of Alpha and Massey, which may materially affect our internal control over financial reporting.  We expect to exclude Massey from our December 31, 2011 assessment of and report on internal control over financial reporting, but expect to perform an assessment of and report on internal control over financial reporting of the combined company as of December 31, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 19 to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below.  These described risks are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Massey and Massey’s directors and officers are named parties to a number of lawsuits, including various lawsuits relating to the explosion at the Upper Big Branch mine and safety conditions at Massey mines. One of Massey’s employees has been indicted by a grand jury and one of Massey’s former employees pled guilty to two felony charges and has been sentenced, Massey’s former head of security has been found guilty of two felony charges, and further lawsuits may be filed against Massey and charges may also be brought against Massey and certain other of Massey’s directors, officers and employees by the U.S. Attorney’s Office.

A number of legal actions are pending in Delaware state court and West Virginia state and federal courts relating to safety conditions at Massey’s mines, the April 2010 explosion at the Upper Big Branch mine, which we refer to as the UBB explosion, and other related matters, including accusations of securities fraud. These include derivative actions against current and former Massey directors and officers and actions brought by certain of the families of the twenty-nine miners that died in the UBB explosion and actions brought by certain employees and contractors alleging injuries as a result of the April 2010 explosion. Massey and its officers, directors and employees may be subject to future claims, including additional claims from families of the twenty-nine miners that died in the UBB explosion. In addition, the U.S. Attorney’s Office and the federal Mine Safety and Health Administration (“MSHA”), in conjunction with the State of West Virginia, are currently investigating the UBB explosion, including the role various employees and contractors who were working at the UBB mine might have played in the incident. We are cooperating with these government investigations. On February 28, 2011, Massey’s former head of security at the UBB mine was charged with obstruction of justice and making false statements in connection with the U.S. Attorney’s investigation. The case went to trial on October 24, 2011 in the United States District Court for the Southern District of West Virginia, Beckley. On October 26, 2011, a jury delivered a guilty verdict on both pending felony counts, that is making a false statement and trying to destroy records subject to a federal investigation.  The UBB head of security is scheduled for sentencing in late February 2012. On March 22, 2011, federal criminal charges were filed against a former Massey employee who worked at UBB until August 2009 in connection with falsifying his foreman’s license and making false statements in connection with the U.S. Attorney’s investigation.  This former Massey employee pled guilty to both charges and was sentenced to ten months in jail and three years of post-release supervision.

The outcomes of these pending and potential cases, claims, and investigations are uncertain. Depending on the outcome, these actions could have adverse financial effects or cause reputational harm to us. We may not resolve these actions favorably, may agree to settle or may not be successful in implementing remedial safety measures that may be imposed as a result of some of these actions and/or investigations. Also, under the Merger Agreement, we agreed to leave in place and not to modify those provisions granting rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the Acquisition and related rights to the advancement of expenses in favor of any current or former director, officer, employee or agent of Massey contained in the organizational documents of Massey and its subsidiaries and certain related indemnification agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
July 1, 2011 through July 31, 2011	1,019	$43.63	—	$79,001
August 1, 2011 through August 31, 2011	2,612,105	$30.48	2,596,424	$600,000
September 1, 2011 through September 30, 2011	3,813,400	$24.75	3,811,900	$505,651
	6,426,524	$27.09	6,408,324

(1)   In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended September 30, 2011, the Company issued 45,347 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 18,200 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

(2)   On May 19, 2010, the Board of Directors authorized the Company to repurchase up to $125,000,000 of common shares.  On August 22, 2011, the Board of Directors authorized the company to repurchase up to $600,000,000 of common shares.  Under these programs, we may repurchase shares from time to time on the open market or in privately negotiated transactions, including structured or accelerated transactions, at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  To facilitate repurchases, we make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  This program may be discontinued at any time.

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

ALPHA NATURAL RESOURCES, INC.

Date: November 9, 2011	By:	/s/ Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit

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

10.1

Second Amended and Restated Receivables Purchase Agreement Dated as of October 19, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on October 21, 2011).

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