Form 10-Q
period 2012-03-31
Alpha Natural Resources, Inc.
filed 2012-05-10
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2012 — 220,277,750

Item 1. Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Coal revenues	$1,639,558	$986,978
Freight and handling revenues	209,350	116,055
Other revenues	85,740	27,705
Total revenues	1,934,648	1,130,738
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,419,420	734,985
Freight and handling costs	209,350	116,055
Other expenses	19,396	18,579
Depreciation, depletion and amortization	285,895	88,638
Amortization of acquired intangibles, net	(35,267)	25,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	65,061	67,284
Total costs and expenses	1,963,855	1,051,524
Income (loss) from operations	(29,207)	79,214
Other income (expense):
Interest expense	(45,434)	(15,610)
Interest income	1,097	1,045
Miscellaneous expense, net	642	(834)
Total other expense, net	(43,695)	(15,399)
Income (loss) before income taxes	(72,902)	63,815
Income tax (expense) benefit	43,785	(13,967)
Net income (loss)	$(29,117)	$49,848

Basic earnings (loss) per common share	$(0.13)	$0.42
Diluted earnings (loss) per common share	$(0.13)	$0.41

Weighted average shares - basic	219,785,981	120,014,520
Weighted average shares - diluted	219,785,981	122,035,780

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(29,117)	$49,848
Other comprehensive income (loss), net of tax:
Amortization of employee benefit costs, net of income tax of $1,071 and $114 for the three months ended March 31, 2012 and 2011, respectively	1,789	(175)
Change in fair value of cash flow hedges, net of income tax of $9,672 and $10,599 for the three months ended March 31, 2012 and 2011, respectively	16,150	16,288
Unrealized gains (losses) on available-for-sale marketable securities:
Unrealized holding gains (losses) arising during the period, net of tax of $47 and $45 for the three months ended March 31, 2012 and 2011, respectively	(77)	(74)
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax of $1 and $1 for the three months ended March 31, 2012 and 2011, respectively	(3)	3
Total other comprehensive income, net of tax	$17,859	$16,042
Total comprehensive income (loss)	$(11,258)	$65,890

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$487,507	$585,882
Trade accounts receivable, net	440,465	641,975
Inventories, net	551,934	492,022
Prepaid expenses and other current assets	740,142	766,959
Total current assets	2,220,048	2,486,838
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $1,589,829 and $1,397,903, respectively)	2,723,102	2,812,208
Owned and leased mineral rights and land (net of accumulated depletion of $665,997 and $590,575, respectively)	8,202,395	8,283,929
Goodwill, net	2,260,248	2,260,248
Other acquired intangibles (net of accumulated amortization of $587,798 and $552,156, respectively)	314,346	349,988
Other non-current assets	421,027	320,493
Total assets	$16,141,166	$16,513,704
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$53,529	$46,029
Trade accounts payable	366,172	504,059
Accrued expenses and other current liabilities	1,092,413	1,218,366
Total current liabilities	1,512,114	1,768,454
Long-term debt	2,912,683	2,922,052
Pension and postretirement medical benefit obligations	1,219,765	1,214,724
Asset retirement obligations	787,333	731,643
Deferred income taxes	1,455,630	1,528,707
Other non-current liabilities	841,831	923,815
Total liabilities	8,729,356	9,089,395

Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 231.8 million issued and 220.3 million outstanding at March 31, 2012 and 231.0 million issued and 219.8 million outstanding at December 31, 2011	2,318	2,310
Additional paid-in capital	8,078,590	8,073,514
Accumulated other comprehensive income (loss)	(183,971)	(201,830)
Treasury stock, at cost: 11.5 million and 11.2 million shares at March 31, 2012 and December 31, 2011, respectively	(269,121)	(262,795)
Accumulated deficit	(216,006)	(186,890)
Total stockholders’ equity	7,411,810	7,424,309
Total liabilities and stockholders’ equity	$16,141,166	$16,513,704

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income (loss)	$(29,117)	$49,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	311,829	97,847
Amortization of acquired intangibles, net	(35,267)	25,983
Mark-to-market adjustments for derivatives	(36,025)	(140)
Stock-based compensation	7,014	10,948
Employee benefit plans, net	20,463	12,852
Deferred income taxes	(44,394)	4,652
Other, net	(6,956)	(6,360)
Changes in operating assets and liabilities:
Trade accounts receivable, net	201,510	(74,903)
Inventories, net	(59,912)	(19,372)
Prepaid expenses and other current assets	63,188	(17,458)
Other non-current assets	10,914	(3,589)
Trade accounts payable	(128,865)	109,116
Accrued expenses and other current liabilities	(86,296)	(13,519)
Pension and postretirement medical benefit obligations	(10,980)	(12,110)
Asset retirement obligations	(10,141)	(961)
Other non-current liabilities	(336)	5,584
Net cash provided by operating activities	166,629	168,418

Investing activities:
Capital expenditures	(125,774)	(57,101)
Purchase of equity-method investments	(6,100)	(2,000)
Purchases of marketable securities	(194,965)	(160,372)
Sales of marketable securities	72,290	60,434
Other, net	3,262	(4,477)
Net cash used in investing activities	(251,287)	(163,516)

Financing activities:
Principal repayments of long-term debt	(7,500)	(2,960)
Principal repayments of capital lease obligations	(25)	—
Debt issuance costs	—	(11,710)
Excess tax benefit from stock-based awards	—	5,245
Common stock repurchases	(6,327)	(11,203)
Proceeds from exercise of stock options	135	1,814
Net cash used in financing activities	(13,717)	(18,814)

Net decrease in cash and cash equivalents	(98,375)	(13,912)
Cash and cash equivalents at beginning of period	585,882	554,772
Cash and cash equivalents at end of period	$487,507	$540,860

Supplemental cash flow information:
Cash paid for interest	$17,388	$17,679
Cash paid for income taxes	$563	$3,265
Cash received for income tax refunds	$11,821	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(1)                   Business and Basis of Presentation

Business

Alpha Natural Resources, Inc. and its consolidated subsidiaries (the “Company” or “Alpha”) are primarily engaged in the business of extracting, processing and marketing steam and metallurgical coal from surface and deep mines, and mainly sell to electric utilities, steel and coke producers, and industrial customers. The Company, through its subsidiaries, is also involved in marketing coal produced by others to supplement its own production and, through blending, provides its customers with coal qualities differing from those available from its own production.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q.  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading.  In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented.  Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; environmental and reclamation obligations; acquisition accounting; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation, depletion, and amortization; reserves for workers’ compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

(2)                   Acquisition

On June 1, 2011, the Company completed its acquisition (the “Massey Acquisition”) of 100% of the outstanding common stock of Massey Energy Company (“Massey”), a coal producer with operations located primarily in Virginia, West Virginia, and Kentucky.

The total purchase price has been preliminarily allocated to the net tangible and intangible assets of Massey as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Provisional as of December 31, 2011	Adjustments	Provisional as of March 31, 2012

Inventories	$414,310	$—	$414,310
Other current assets	998,034	(1,551)	996,483
Property, equipment and mine development costs	1,705,531	(9,461)	1,696,070
Owned and leased mineral rights and land	6,445,688	—	6,445,688
Goodwill	2,613,442	17,981	2,631,423
Other intangible assets	365,379	(3,218)	362,161
Other non-current assets	90,788	1	90,789
Total assets	12,633,172	3,752	12,636,924

Total current liabilities	1,128,922	2,404	1,131,326
Long-term debt, including current portion	1,397,405	—	1,397,405
Pension and post-retirement medical benefits, including current portion	294,657	—	294,657
Asset retirement obligation, including current portion	610,506	6,709	617,215
Deferred income taxes, including current portion	1,303,415	(2,361)	1,301,054
Below-market contract obligations	707,969	(3,000)	704,969
Other liabilities, including current portion of black lung and workers’ compensation	365,866	—	365,866
Total liabilities	5,808,740	3,752	5,812,492

Equity component of convertible notes	110,375	—	110,375

Net tangible and intangible assets acquired	$6,714,057	$—	$6,714,057

The above purchase price allocation includes provisional amounts for certain assets and liabilities. The purchase price allocation will continue to be refined primarily in the areas of income taxes, other contingencies, and goodwill. During the measurement period, which will end no later than May 31, 2012, the Company expects to finalize the 2011 tax return for Massey and otherwise complete the final purchase price allocation.

The Company’s provisional estimate of goodwill has been allocated to Eastern Coal Operations. The provisional goodwill recognized is generally attributable to intangible assets that do not qualify for separate recognition such as the Massey workforce, synergies expected to be realized through administrative, sales and operating cost savings and capital expenditure efficiencies and annual revenue synergies expected to be achieved from the integration of the Massey assets into the Company’s existing operations.

During the three months ended March 31, 2012, the Company recorded certain immaterial corrections and adjustments to the provisional opening balance sheet as shown in the above table. Adjustments were made primarily to reflect corrections to asset retirement obligations, updated estimates of franchise tax liabilities, updated estimates of certain property, updated estimates of below-market contract liabilities, other miscellaneous adjustments and the deferred tax impact of all adjustments made.

The Company adjusted depreciation, depletion and amortization, amortization of acquired intangibles, net, cost of coal sales, other expenses, other revenues and goodwill impairment and restated its consolidated balance sheet as of December 31, 2011 and its consolidated results of operations for the three months ended June 30, 2011, September 30, 2011 and December 31, 2011 for the changes to the provisional opening balance sheet of Massey and for certain other immaterial corrections. As a result, the Company recorded additional goodwill impairment of $8,290, increased its net loss before income taxes by $868, and increased its net loss by $3,889 for the year ended December 31, 2011. The following table provides information about Goodwill for the year ended December 31, 2011:

Balance December 31, 2010	Acquisitions	Impairments	Balance December 31, 2011
$382,440	$2,631,423	$(753,615)	$2,260,248

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2011. The unaudited pro forma results have been prepared based on estimates and assumptions which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2011, or of future results of operations.

Three Months Ended March 31, 2011
Total revenues:
As reported	$1,130,738
Pro forma	$2,062,134

Net income:
As reported	$49,848
Pro forma	$16,188

Earnings per common share-basic:
As reported	$0.42
Pro forma	$0.07

Earnings per common share-diluted:
As reported	$0.41
Pro forma	$0.07

(3)                   New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board (“IASB”). The guidance is effective for reporting periods beginning after December 15, 2011. The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures. The Company adopted the new guidance on January 1, 2012. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended accounting guidance related to presentation of comprehensive income. The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers only those changes in ASU 2011-5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU 2011-05 and ASU 2011-12 are effective for reporting periods beginning after December 15, 2011. The Company adopted the new guidance on January 1, 2012.

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

(4)                   Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and the Company’s outstanding 3.25% convertible senior notes due 2015 (the “3.25% Convertible Notes”). As of March 31, 2012, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible.

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended
	March 31,
	2012	2011

Weighted average shares - basic	219,785,981	120,014,520
Dilutive impact of stock options and restricted stock plans	—	1,815,615
Dilutive impact of Convertible Notes - 2.375%	—	205,645
Weighted average shares - diluted	219,785,981	122,035,780

(5)                   Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
	2012	2011
Raw coal	$48,069	$52,215
Saleable coal	393,705	340,672
Materials, supplies and other, net	110,160	99,135
Total inventories, net	$551,934	$492,022

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(6)                   Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	March 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$33,398	$79	$—	$33,477
Corporate debt securities (a)	67,934	3	(18)	67,919
Total short-term marketable securities	$101,332	$82	$(18)	$101,396

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$18,415	$61	$—	$18,476
Corporate debt securities (a)	61,861	7	(2)	61,866
Total short-term marketable securities	$80,276	$68	$(2)	$80,342

(a)                Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

	March 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$44,210	$9	$(39)	$44,180
Corporate debt securities (a)	67,721	16	(74)	67,663
Mutual funds held in rabbi trust (b)	5,753	1,015	(678)	6,090
Total long-term marketable securities	$117,684	$1,040	$(791)	$117,933

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$20,451	$49	$(11)	$20,489
Mutual funds held in rabbi trust (b)	4,222	578	(671)	4,129
Total long-term marketable securities	$24,673	$627	$(682)	$24,618

(a)                    Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)                   Unrealized gains and losses are recorded in current period earnings.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(7)                   Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
6.00% senior notes due 2019	$800,000	$800,000
6.25% senior notes due 2021	700,000	700,000
Term loan due 2016	577,500	585,000
3.25% convertible senior notes due 2015	658,673	658,673
2.375% convertible senior notes due 2015	287,500	287,500
Other	23,576	23,554
Debt discount, net	(81,037)	(86,646)
Total long-term debt	2,966,212	2,968,081
Less current portion	53,529	46,029
Long-term debt, net of current portion	$2,912,683	$2,922,052

(8)                   Asset Retirement Obligations

As of March 31, 2012 and December 31, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $930,579 and $922,636, respectively. Changes in the asset retirement obligations were as follows:

Total asset retirement obligations at December 31, 2011	$922,636
Accretion for the period	15,973
Sites added during the period	2,155
Revisions in estimated cash flows	(44)
Expenditures for the period	(10,141)
Total asset retirement obligations at March 31, 2012	$930,579
Less current portion	143,246
Long-term portion	$787,333

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

Long-term Debt: The fair values of the 6.00% senior notes due 2019 and the 6.25% senior notes due 2021 (collectively, the “Senior Notes”), 2.375% Convertible Notes, and 3.25% Convertible Notes, were estimated using observable market prices as these securities are traded and are considered Level 1 in the fair value hierarchy. The fair values of the term loan were estimated based on market rates of interest offered to the Company for debt of similar maturities and are considered Level 2 in the fair value hierarchy.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

The estimated fair values of long-term debt were as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
6.00% senior notes due 2019	$800,000	$732,000	$800,000	$780,000
6.25% senior notes due 2021	700,000	633,920	700,000	682,500
Term loan due 2016(1)	576,868	577,736	584,330	584,989
3.25% convertible senior notes due 2015(2)	627,116	591,914	624,946	596,955
2.375% convertible senior notes due 2015(3)	238,652	268,345	235,251	276,596
Total long-term debt	$2,942,636	$2,803,915	$2,944,527	$2,921,040

(1)  Net of debt discount of $632 and $670 as of March 31, 2012 and December 31, 2011, respectively.

(2)  Net of debt discount of $31,557 and $33,727 as of March 31, 2012 and December 31, 2011, respectively.

(3)  Net of debt discount of $48,848 and $52,249 as of March 31, 2012 and December 31, 2011, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, respectively.  Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2012
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$77,657	$77,657	$—	$—
Mutual funds held in rabbi trust	$6,089	$6,089	$—	$—
Corporate debt securities	$135,582	$—	$135,582	$—
Forward coal sales	$76,504	$—	$76,504	$—
Forward coal purchases	$(28,740)	$—	$(28,740)	$—
Commodity swaps	$30,063	$—	$30,063	$—
Commodity options	$225	$—	$225	$—
Interest rate swaps	$(7,445)	$—	$(7,445)	$—

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 8% of cost of coal sales for the three months ended March 31, 2012. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to 66% and 38% of anticipated diesel fuel usage for the remaining nine months of 2012 and calendar year 2013, respectively. The average fixed price per swap for diesel fuel hedges is $2.88 per gallon and $3.02 per gallon for the remaining nine months of 2012 and calendar year 2013, respectively. As of March 31, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 36% of anticipated explosives usage in the Powder River Basin for the remaining nine months of 2012. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011.

The Company sells coalbed methane. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 79% and 76% of anticipated natural gas production for the remaining nine months of 2012 and for calendar year 2013, respectively.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as	March 31,	December 31,
cash flow hedging instruments	2012	2011
Commodity swaps (1)	$31,737	$16,532
Commodity options (1)	242	112
	$31,979	$16,644

Derivatives not designated as	March 31,	December 31,
cash flow hedging instruments	2012	2011
Forward coal sales (2)	$76,504	$27,254
Commodity swaps (3)	2	—
Total	$76,506	$27,254

Total asset derivatives	$108,485	$43,898

(1) As of March 31, 2012, $22,742 is recorded in prepaid expenses and other current assets and $9,237 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.  As of December 31, 2011, $14,436 is recorded in prepaid expenses and other current assets and $2,208 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2) As of March 31, 2012, $69,321 is recorded in prepaid expenses and other current assets and $7,183 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $20,891 is recorded in prepaid expenses and other current assets and $6,363 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(3) As of March 31, 2012, $2 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as	March 31,	December 31,
cash flow hedging instruments	2012	2011
Commodity swaps (1)	$1,651	$12,874

Derivatives not designated as	March 31,	December 31,
cash flow hedging instruments	2012	2011
Forward coal purchases (2)	28,740	15,456
Commodity swaps (3)	25	436
Commodity options-coal (4)	17	17
Interest rate swaps (5)	7,445	10,097
Total	$36,227	$26,006

Total liability derivatives	$37,878	$38,880

(1)  As of March 31, 2012, $840 is recorded in accrued expenses and other current liabilities and $811 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $6,222 is recorded in accrued expenses and other current liabilities and $6,652 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)  As of March 31, 2012, $28,740 is recorded in accrued expenses in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $15,456 is recorded in accrued expenses in the Condensed Consolidated Balance Sheets.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

(3)  As of March 31, 2012, $25 is recorded in accrued expenses in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $436 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(4)  As of March 31, 2012, $3 is recorded in accrued expenses and other current liabilities and $14 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $3 is recorded in accrued expenses and other current liabilities and $14 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)  As of March 21, 2012, $7,445 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $10,097 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2012 and 2011 and their location within the Condensed Consolidated Financial Statements:

	Gain (loss) reclassified		Gain (loss) recorded
	from accumulated other		in accumulated other
Derivatives designated as	comprehensive income (loss) to earnings		comprehensive income (loss)
cash flow hedging instruments	2012	2011	2012	2011
Commodity swaps (1) (2) (3)	$4,500	$3,448	$20,650	$19,736

(1)  Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)  Net of tax.

(3)  Ineffectiveness during the period was immaterial.

	Gain (loss)
Derivatives not designated as	recorded in earnings
cash flow hedging instruments	2012	2011
Forward coal sales (1)	$49,259	$2,363
Forward coal purchases (1)	(13,284)	(1,883)
Commodity swaps (2)	372	85
Commodity options-coal (1)	—	(65)
Interest rate swap (3)	(322)	(444)
Freight swap (2)	—	84
	$36,025	$140

(1)  Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)  Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)  Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $20,742, net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the three months ended March 31, 2012 and 2011:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$1,333	$8,443
Net change associated with current year hedging transactions	20,650	19,736
Net amounts reclassified to earnings	(4,500)	(3,448)
Balance at end of period	$17,483	$24,731

(11)     Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2012 and 2011 was ($43,785) and $13,967, respectively. A reconciliation of the statutory federal income tax expense (benefit) at 35% to the actual federal income tax expense (benefit) is as follows:

	Three Months Ended
	March 31,
	2012	2011
Federal statutory income tax expense (benefit)	$(25,516)	$22,335
Increases (reductions) in taxes due to:
Percentage depletion allowance	(18,718)	(9,282)
State taxes, net of federal tax impact	(2,697)	1,090
Deduction for domestic production activities	—	(610)
Change in valuation allowance	1,454	—
Other, net	1,692	434
Income tax expense (benefit)	$(43,785)	$13,967

(12)     Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postemployment health care and life insurance, defined benefit and defined contribution pension plans, and provides workers’ compensation and black lung benefits.

The components of net periodic cost are included in the tables below.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended
	March 31,
	2012	2011
Interest cost	$7,863	$3,151
Expected return on plan assets	(10,034)	(4,085)
Amortization of net actuarial (gain) loss	179	(260)
Net periodic benefit credit	$(1,992)	$(1,194)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$4,600	$4,288
Interest cost	11,900	8,793
Amortization of prior service cost (credit)	100	(238)
Amortization of net actuarial loss	2,250	—
Net periodic benefit cost	$18,850	$12,843

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$1,507	$407
Interest cost	1,793	591
Expected return on plan assets	(13)	(6)
Amortization of net actuarial loss	318	209
Net periodic benefit cost	$3,605	$1,201

(13)     Stock-Based Compensation Awards

The Company provides incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company under the 2010 Long Term Incentive Plan (the “2010 LTIP”) and the Alpha Appalachia 2006 Stock and Incentive Compensation Plan (the “2006 SICP”), (collectively the “Stock Plans”). The Stock Plans provide for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purposes of the Stock Plans. The 2010 LTIP is currently authorized for the issuance of awards for up to 3,250,000 shares of common stock, and as of March 31, 2012, 25,801 shares of common stock were available for grant under the plan. The 2006 SICP is currently authorized for the issuance of awards for up to 6,110,500 shares of common stock, and as of March 31, 2012, the Company had 3,212,234 shares of common stock available for grant under the plan.

During the three months ended March 31, 2012, the Company awarded certain of its executives and key employees 823,895 time-based restricted share units and 1,026,368 performance-based restricted share units. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The 1,026,368 performance-based restricted share units awarded during the three months ended March 31, 2012 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At March 31, 2012, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $7,014 and $10,948, for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, approximately 70% and 69%, respectively, of

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 30% and 31%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended March 31, 2012 and 2011, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the three months ended March 31, 2012 and 2011, the Company repurchased 310,909 and 191,849, respectively, of common shares from employees at an average price paid per share of $20.35 and $58.39, respectively.

(14) Commitments and Contingencies

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

The Company has obligations for federal coal leases, which contain an estimated 354.2 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bids totaled $323,955, payable in annual installments. The annual installments due in 2012 total $64,791. The annual installments due in 2013 through 2015 of $28,683 are due each September until the obligation is satisfied.

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of March 31, 2012 was $159,987. As of March 31, 2012, the Company had $300 of additional letters of credit outstanding under its senior secured revolving facility.

(d) Legal Proceedings

The Company’s legal proceedings range from cases brought by a single plaintiff to class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, the claimed amount may be exaggerated or unsupported.  The outcome of any litigation depends on a variety of factors, many of which are outside the Company’s control. As a result, the Company believes that an estimate of possible loss in excess of amounts accrued, if any, to which the Company is exposed in future periods relating to the legal proceedings disclosed below, would either be premature or impossible to determine or so imprecise, uncertain or wide as to be potentially misleading. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in management’s judgment it would be in the best interest of shareholders to do so.

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized (income) expense, net of expected insurance recoveries, associated with litigation-related reserves of $1,200 and $3 during the three months ended March 31, 2012 and 2011, respectively.

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

On April 25, 2011, the defendants moved to dismiss the operative complaint.  On June 9, 2011, plaintiffs filed a memorandum in opposition to the defendants’ motion to dismiss.  On March 27, 2012, the court denied the defendants’ motion to dismiss.

On September 28, 2011, the court granted plaintiffs’ motion to partially lift the PSLRA discovery stay, granted the United States’ motion to intervene and imposed the conditions on discovery requested by the United States and plaintiffs.  On March 30, 2012, the court entered an order setting a July 13, 2012 deadline for the parties to serve their initial discovery disclosures.

Upper Big Branch (“UBB”) Explosion and Related Investigations

On April 5, 2010, before the acquisition of Massey by the Company, an explosion occurred at the UBB mine, resulting in the deaths of 29 miners. The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues.  Additionally, the U.S. Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation.  The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012.

On December 6, 2011, the Company, the Office and the United States Department of Justice entered into a Non-Prosecution Agreement (the “Agreement”) resolving the criminal investigation against Massey and its affiliates relating to the UBB explosion and other health and safety related issues at Massey, and the Company also reached a comprehensive settlement with MSHA resolving outstanding civil citations,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

violations, and orders related to MSHA’s investigation arising from the UBB explosion and other non-UBB related matters involving legacy Massey entities prior to the Massey Acquisition. The Agreement does not resolve individual responsibilities related to the UBB explosion.

Under the terms of the Agreement and settlement, the Company agreed to pay outstanding MSHA fines, and has agreed to invest in additional measures designed to improve miner health and safety, provide restitution to the families of the fallen miners and two individuals injured in the UBB explosion, and create a charitable organization to research mine safety. The Company has further agreed to cooperate fully with all governmental agencies in all continuing investigations and prosecutions against any individuals that arise out of the UBB explosion and related conduct described in the Agreement until such investigations and prosecutions are concluded.

The Company cannot predict the outcome of these investigations, including whether or not any individual will become subject to possible criminal and civil penalties or enforcement actions.  In order to accommodate these investigations, the UBB mine has been idled since the explosion. As of April 20, 2012, the Company has been authorized by regulatory authorities to close the UBB mine permanently.

Wrongful Death and Personal Injury

As of May 9, 2012, twenty of the twenty-nine families of the deceased miners had filed wrongful death suits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court. In addition, as of May 9, 2012, two seriously injured employees had filed personal injury claims against Massey and certain of its subsidiaries in Boone County Circuit Court seeking damages for physical injuries and/or alleged psychiatric injuries, and thirty-nine employees had filed lawsuits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court alleging emotional distress or personal injuries due to their proximity to the explosion. On April 19, 2012, the Company filed a motion to transfer the Wyoming County lawsuits to Boone County.

On October 19, 2011, the Boone County Circuit Court ordered that the cases pending before it be mediated by a panel of three mediators.  These mediations are, per order of the court, strictly confidential.  The Company had reached agreements in principle to settle with all twenty-nine families of the deceased miners as well as the two employees who were seriously injured.  However, families of two of the deceased miners have recently withdrawn their prior agreements to settle, and settlement negotiations in those cases are ongoing.  Of the twenty-seven settlements that have been reached with the families of the deceased miners, all have received court approval. The settlements relating to the two serious injuries did not require court approval.

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from the court.

On April 5, 2012, one of the families of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries,the Company’s CEO and the Company’s Board of Directors.

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

On June 22, 2011, certain of the former Massey directors filed a motion for a more definite statement, requesting that the court order plaintiffs to clarify their allegations and how their allegations constitute a violation of the Uniform Fraudulent Transfer Act.  On July 27, 2011, plaintiffs opposed the motion for a more definite statement.  On August 24, 2011, the former directors filed a reply brief in further support of their motion.  The court heard oral arguments on defendants’ motion on September 22, 2011.  At the hearing, the court ordered that this case be mediated with the wrongful death cases, as discussed above. Each plaintiff in this action has agreed to settle their wrongful death cases, as discussed above, and as part of those settlements, has also agreed to dismiss this action.

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.  On January 31, 2012, the Company and Alpha Appalachia requested that the Delaware Plaintiffs consent to a six month extension of the stay order (the “Stay Order”); the Delaware Plaintiffs refused to do so.  On February 21, 2012, the Company and Alpha Appalachia filed a motion to extend the Stay Order for an additional five months through August 1, 2012. The motion remains pending.

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

On May 2, 2011, the West Virginia Plaintiffs moved for leave to amend their complaint to add Alpha and Merger Sub as additional defendants and to add claims allegedly arising out of the then-proposed Massey Acquisition. In their proposed amended complaint, the West Virginia Plaintiffs allege that certain former Massey directors breached their fiduciary duties by failing to obtain the highest price reasonably available for Massey and by failing to disclose material information to Massey’s then-stockholders in connection with the stockholder vote on the Massey Acquisition. The West Virginia Plaintiffs also allege that Massey, Merger Sub and the Company aided and abetted the former Massey directors’ breaches of fiduciary duty. The West Virginia Plaintiffs further allege that certain former Massey directors wasted corporate assets by failing to maintain sufficient internal controls over Massey’s safety and environmental reporting; failing to properly consider the interests of Massey and its stockholders, including the value of the derivative claims asserted by the West Virginia Plaintiffs in the Massey Acquisition; failing to conduct proper supervision; paying undeserved incentive compensation to certain Massey executive directors, particularly former Massey Chairman and CEO Don L. Blankenship during Massey’s alleged years of noncompliance with safety regulations and more recently as part of Blankenship’s retirement package; incurring millions of dollars in fines due to safety and environmental violations; and incurring potentially hundreds of millions of dollars of legal liability and/or legal costs to defend defendants’ allegedly unlawful actions. Finally, the West Virginia Plaintiffs’ proposed amended complaint alleges that certain former Massey directors were unjustly enriched by their compensation as directors.

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

On September 29, 2011, the court granted the individual defendants’ motions to dismiss and vacate and ordered that the contempt proceedings be terminated in their entirety.  The plaintiffs have filed an appeal, which remains pending.

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

A mediation session held on July 25-27, 2011 resulted in settlement of all plaintiffs’ claims. Court approval of the settlement was granted on April 20, 2012. The Company believes that the terms of the settlement will not result in any material impact on its results of operations.

Mine Water Discharge Suits

The West Virginia Department of Environmental Protection has brought civil enforcement actions against two of the Company’s subsidiaries, Paynter Branch Mining, Inc. and Pioneer Fuel Corporation, in various West Virginia state courts seeking civil penalties based on alleged discharge of selenium, and in one case, additional materials, in excess of permitted levels. These suits remain ongoing. The Company does not believe the amounts of any civil penalties or fines resulting from the Paynter Branch Mining, Inc. and Pioneer Fuel Corporation cases will be material to its results of operations.

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

On March 20, 2012, three environmental groups filed a citizen’s suit against two of the Company’s subsidiaries, Alex Energy, Inc. and Elk Run Coal Company, Inc., in federal court in the Southern District of West Virginia alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

On April 16, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against one of the Company’s subsidiaries, Boone East Development Company (“Boone East”), which owns land previously mined and reclaimed by other companies, alleging that Boone East is discharging pollutants without a permit.

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

On September 30, 2009, the District Court issued an order that dismissed or denied for lack of standing all of the plaintiff’s claims under federal law and remanded the remaining state claims to the Circuit Court of Kanawha County, West Virginia for resolution.  On May 7, 2010, the Circuit Court of Kanawha County entered summary judgment in favor of NCI.  On June 22, 2011, the West Virginia Supreme Court of Appeals reversed the Circuit Court order granting summary judgment in favor of NCI, and remanded the case back to the Circuit Court for further proceedings. Following remand, ACTF filed a motion for summary judgment, which the Circuit Court denied on November 9, 2011.  ACTF has challenged the order denying its summary judgment motion to the West Virginia Supreme Court of Appeals. Oral arguments were heard by the West Virginia Supreme Court of Appeals on this matter on April 25, 2012. A decision on this matter is anticipated later this year.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia (then called Massey) and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the Court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases.  On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal.  The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at March 31, 2012.

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

(15)     Segment Information

The Company discloses information about operating segments based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2012, and Eastern Coal Operations, which consists of 87 underground mines and 43 surface mines in Northern and Central Appalachia as of March 31, 2012, as well as road construction and coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA, which the Company defines as net income (loss) plus interest expense, income tax expense, amortization of acquired intangibles, net, and depreciation, depletion and amortization, less interest income and income tax benefit.

Segment operating results and capital expenditures for the three months ended March 31, 2012 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$1,756,508	$154,737	$23,403	$1,934,648
Depreciation, depletion, and amortization	$264,105	$15,001	$6,789	$285,895
Amortization of acquired intangibles, net	$(40,474)	$3,581	$1,626	$(35,267)
EBITDA	$216,718	$19,948	$(14,603)	$222,063
Capital expenditures	$110,524	$8,100	$7,150	$125,774

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Segment operating results and capital expenditures for the three months ended March 31, 2011 were as follows:

	Eastern	Western
	Coal	Coal	All
	Operations	Operations	Other	Consolidated
Total revenues	$965,063	$150,535	$15,140	$1,130,738
Depreciation, depletion, and amortization	$69,658	$15,075	$3,905	$88,638
Amortization of acquired intangibles, net	$14,931	$11,052	$—	$25,983
EBITDA	$196,622	$22,703	$(26,324)	$193,001
Capital expenditures	$23,514	$9,723	$23,864	$57,101

The following table presents a reconciliation of EBITDA to net income (loss):

	Three Months Ended
	March 31,
	2012	2011
EBITDA	$222,063	$193,001
Interest expense	(45,434)	(15,610)
Interest income	1,097	1,045
Income tax (expense) benefit	43,785	(13,967)
Depreciation, depletion and amortization	(285,895)	(88,638)
Amortization of acquired intangibles, net	35,267	(25,983)
Net income (loss)	$(29,117)	$49,848

The following table presents total assets and goodwill as of March 31, 2012 and December 31, 2011:

	Total Assets		Goodwill, net
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Eastern Coal Operations	$14,076,954	$14,391,584	$2,201,028	$2,201,028
Western Coal Operations	652,411	657,419	53,308	53,308
All Other	1,411,801	1,464,701	5,912	5,912
Total	$16,141,166	$16,513,704	$2,260,248	$2,260,248

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $767,707, or approximately 40%, of total revenues for the three months ended March 31, 2012. Export revenues totaled $498,994, or approximately 44%, of total revenues for the three months ended March 31, 2011.

(16)    Supplemental Guarantor and Non-Guarantor Financial Information

On June 1, 2011, the Company issued senior notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, respectively, based on the guarantor structure that was put in place in connection with the issuance of the Company’s senior notes, and would be in place in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of its senior notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding LLC, Alpha Coal India Private Limited, Coalsolv, LLC, Gray Hawk Insurance Company and

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Rockridge Coal Company. The Non-Guarantor Subsidiaries are not guarantors of the Company’s senior notes and would not be guarantors of any New Notes. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

March 31, 2012

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,965	$483,403	$139	$—	$487,507
Trade accounts receivable, net	—	39,408	401,057	—	440,465
Inventories, net	—	551,934	—	—	551,934
Prepaid expenses and other current assets	—	737,344	2,798	—	740,142
Total current assets	3,965	1,812,089	403,994	—	2,220,048

Property, equipment and mine development costs, net	—	2,723,102	—	—	2,723,102
Owned and leased mineral rights and land, net	—	8,202,395	—	—	8,202,395
Goodwill, net	—	2,260,248	—	—	2,260,248
Other acquired intangibles, net	—	314,346	—	—	314,346
Other non-current assets	11,653,330	11,905,923	5,141	(23,143,367)	421,027
Total assets	$11,657,295	$27,218,103	$409,135	$(23,143,367)	$16,141,166

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$52,500	$1,029	$—	$—	$53,529
Trade accounts payable	5,318	360,830	24	—	366,172
Accrued expenses and other current liabilities	33,794	1,058,414	205	—	1,092,413
Total current liabilities	91,612	1,420,273	229	—	1,512,114

Long-term debt	2,263,019	649,664	—	—	2,912,683
Pension and postretirement medical benefit obligations	—	1,219,765	—	—	1,219,765
Asset retirement obligations	—	787,333	—	—	787,333
Deferred income taxes	—	1,455,630	—	—	1,455,630
Other non-current liabilities	1,864,876	2,318,045	388,661	(3,729,751)	841,831
Total liabilities	4,219,507	7,850,710	388,890	(3,729,751)	8,729,356

Stockholders’ Equity
Total stockholders’ equity	7,437,788	19,367,393	20,245	(19,413,616)	7,411,810
Total liabilities and stockholders’ equity	$11,657,295	$27,218,103	$409,135	$(23,143,367)	$16,141,166

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$613	$585,130	$139	$—	$585,882
Trade accounts receivable, net	—	284,675	357,300	—	641,975
Inventories, net	—	492,022	—	—	492,022
Prepaid expenses and other current assets	—	764,145	2,814	—	766,959
Total current assets	613	2,125,972	360,253	—	2,486,838

Property, equipment and mine development costs, net	—	2,812,208	—	—	2,812,208
Owned and leased mineral rights and land, net	—	8,283,929	—	—	8,283,929
Goodwill, net	—	2,260,248	—	—	2,260,248
Other acquired intangibles, net	—	349,988	—	—	349,988
Other non-current assets	11,314,958	11,458,894	5,170	(22,458,529)	320,493
Total assets	$11,315,571	$27,291,239	$365,423	$(22,458,529)	$16,513,704

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$45,000	$1,029	$—	$—	$46,029
Trade accounts payable	5,019	499,016	24	—	504,059
Accrued expenses and other current liabilities	9,150	1,209,206	10	—	1,218,366
Total current liabilities	59,169	1,709,251	34	—	1,768,454

Long-term debt	2,274,580	647,472	—	—	2,922,052
Pension and postretirement medical benefit obligations	—	1,214,724	—	—	1,214,724
Asset retirement obligations	—	731,643	—	—	731,643
Deferred income taxes	—	1,528,707	—	—	1,528,707
Other non-current liabilities	1,557,513	2,135,353	345,975	(3,115,026)	923,815
Total liabilities	3,891,262	7,967,150	346,009	(3,115,026)	9,089,395

Stockholders’ Equity
Total stockholders’ equity	7,424,309	19,324,089	19,414	(19,343,503)	7,424,309
Total liabilities and stockholders’ equity	$11,315,571	$27,291,239	$365,423	$(22,458,529)	$16,513,704

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$1,639,558	$—	$—	$1,639,558
Freight and handling revenues	—	209,350	—	—	209,350
Other revenues	—	82,385	3,355	—	85,740
Total revenues	—	1,931,293	3,355	—	1,934,648
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,419,420	—	—	1,419,420
Freight and handling costs	—	209,350	—	—	209,350
Other expenses	—	19,396	—	—	19,396
Depreciation, depletion and amortization	—	285,895	—	—	285,895
Amortization of acquired intangibles, net	—	(35,267)	—	—	(35,267)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	63,781	1,280	—	65,061
Total costs and expenses	—	1,962,575	1,280	—	1,963,855
Income (loss) from operations	—	(31,282)	2,075	—	(29,207)
Other income (expense):
Interest expense	(38,600)	(6,120)	(714)	—	(45,434)
Interest income	—	1,097	—	—	1,097
Miscellaneous expense, net	—	642	—	—	642
Total other expense, net	(38,600)	(4,381)	(714)	—	(43,695)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(38,600)	(35,663)	1,361	—	(72,902)
Income tax benefit (expense)	15,054	29,262	(531)	—	43,785
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(5,571)	—	—	5,571	—
Net income (loss)	$(29,117)	$(6,401)	$830	$5,571	$(29,117)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues:
Coal revenues	$—	$986,978	$—	$—	$986,978
Freight and handling revenues	—	116,055	—	—	116,055
Other revenues	—	25,288	2,417	—	27,705
Total revenues	—	1,128,321	2,417	—	1,130,738
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	734,985	—	—	734,985
Freight and handling costs	—	116,055	—	—	116,055
Other expenses	—	18,579	—	—	18,579
Depreciation, depletion and amortization	—	88,638	—	—	88,638
Amortization of acquired intangibles, net	—	25,983	—	—	25,983
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	66,482	802	—	67,284
Total costs and expenses	—	1,050,722	802	—	1,051,524
Income from operations	—	77,599	1,615	—	79,214
Other income (expense):
Interest expense	(8,364)	(6,860)	(386)	—	(15,610)
Interest income	—	1,045	—	—	1,045
Miscellaneous expense, net	—	(834)	—	—	(834)
Total other expense, net	(8,364)	(6,649)	(386)	—	(15,399)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(8,364)	70,950	1,229	—	63,815
Income tax benefit (expense)	3,262	(16,750)	(479)	—	(13,967)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	54,950	(20,244)	—	(34,706)	—
Net income (loss)	$49,848	$33,956	$750	$(34,706)	$49,848

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2012

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(29,117)	$(6,401)	$830	$5,571	$(29,117)
Total comprehensive income (loss)	$(11,258)	$(12,088)	$830	$11,258	$(11,258)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor		Total
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,848	$33,956	$750	$(34,706)	$49,848
Total comprehensive income (loss)	$65,890	$65,140	$750	$(65,890)	$65,890

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash provided by operating activities	$24,944	$141,477	$208	$166,629

Investing activities:
Capital expenditures	$—	$(125,774)	$—	$(125,774)
Purchase of equity-method investments	—	(6,100)	—	(6,100)
Purchases of marketable securities, net	—	(122,675)	—	(122,675)
Other, net	—	3,262	—	3,262
Net cash used in investing activities	$—	$(251,287)	$—	$(251,287)

Financing activities:
Principal repayments of capital lease obligations	$—	$(25)	$—	$(25)
Principal repayments of long-term debt	(7,500)	—	—	(7,500)
Common stock repurchases	(6,327)	—	—	(6,327)
Proceeds from exercise of stock options	135	—	—	135
Transactions with affiliates	(7,900)	8,108	(208)	—
Net cash (used in) provided by financing activities	$(21,592)	$8,083	$(208)	$(13,717)

Net increase (decrease) in cash and cash equivalents	$3,352	$(101,727)	$—	$(98,375)
Cash and cash equivalents at beginning of period	613	585,130	139	585,882
Cash and cash equivalents at end of period	$3,965	$483,403	$139	$487,507

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES

NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	Parent	Guarantor	Non-Guarantor	Total
	(Issuer)	Subsidiaries	Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(192)	$166,193	$2,417	$168,418

Investing activities:
Capital expenditures	$—	$(57,101)	$—	$(57,101)
Purchase of equity-method investments	—	(2,000)	—	(2,000)
Purchases of marketable securities, net	—	(99,938)	—	(99,938)
Other, net	—	(4,477)	—	(4,477)
Net cash used in investing activities	$—	$(163,516)	$—	$(163,516)

Financing activities:
Principal repayments of long-term debt	$—	$(2,960)	$—	$(2,960)
Debt issuance costs	—	(11,710)	—	(11,710)
Excess tax benefit from stock-based awards	—	5,245	—	5,245
Common stock repurchases	(11,203)	—	—	(11,203)
Proceeds from exercise of stock options	1,814	—	—	1,814
Transactions with affiliates	(10,304)	12,721	(2,417)	—
Net cash (used in) provided by financing activities	$(19,693)	$3,296	$(2,417)	$(18,814)

Net increase (decrease) in cash and cash equivalents	$(19,885)	$5,973	$—	$(13,912)
Cash and cash equivalents at beginning of period	20,331	534,441	—	554,772
Cash and cash equivalents at end of period	$446	$540,414	$—	$540,860

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•                  certain terms of our outstanding debt securities,, including any conversions of our convertible debt, that may adversely impact our liquidity;

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

•                  weather conditions or catastrophic weather-related damage; and

•                  other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Explanatory Note

On June 1, 2011, we completed our acquisition (the “Massey Acquisition”) of Massey. Our consolidated results of operations include Massey’s results of operations beginning June 1, 2011 and accordingly, our consolidated results of operations for the three months ended March 31, 2011 do not include amounts related to Massey.

Overview

We are one of America’s premier coal suppliers, operating 132 mines and 34 coal preparation and load-out facilities as of March 31, 2012 in Northern and Central Appalachia and the Powder River Basin, with approximately 14,000 employees.

On February 3, 2012, we announced that subsidiaries in Kentucky and West Virginia planned to idle four mines immediately and two others between the date of announcement and early 2013, while several other mines altered work schedules or reduced the number of production crews. Altogether ten mining operations are affected, four in eastern Kentucky and six in southern West Virginia. The adjustments are expected to reduce 2012 coal production by approximately 4.0 million tons. The total includes approximately 2.5 million tons of thermal coal and 1.5 million tons of lower quality, high-volatility metallurgical coal. Additionally, in the future we plan to announce further production adjustments to match our production with current demand which may require the idling of additional facilities.

We produce, process, and sell steam and metallurgical coal from twelve business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. For the three months ended March 31, 2012, sales of steam coal were 23.2 million tons, and accounted for approximately 83% of our coal sales volume. Comparatively, for the three months ended March 31, 2011, sales of steam coal were 17.4 million tons accounted for approximately 83% of our coal sales volume. For the three months ended March 31, 2012, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.9 million tons and accounted for approximately 17% of our coal sales volume. For the three months ended March 31, 2011, sales of metallurgical coal were 3.6 million tons and accounted for approximately 17% of our coal sales volume.

Our sales of steam coal for the three months ended March 31, 2012 and 2011 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three months ended March 31, 2012, approximately 40% of our total revenues were derived from coal sales made outside the United States, compared to 44% for the three months ended March 31, 2011.

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

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia and our coal brokerage and road construction activities. All of the active mines we acquired from Massey were located in Central Appalachia and accordingly are included in our Eastern Coal Operations. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

Coal Pricing Trends, Uncertainties and Outlook

Following a year of record-high metallurgical coal pricing in 2011, the market for metallurgical coal experienced a period of relative weakness in the opening months of 2012. Recent data suggests that pricing is not expected to deteriorate further for premium, benchmark quality coals in Asia due to Chinese steel production that rose four percent in March to an annualized rate of approximately 725 million metric tons and labor and weather-related supply disruptions in Australia. However, European steel production has been lower in the first quarter of 2012 compared to the same period in 2011, and demand and pricing in the Atlantic basin remain under pressure relative to the markets in Asia, particularly for lower quality and blended products that comprise the bulk of U.S. export products. While the export market for U.S. metallurgical coal has been under pressure recently, the market appears unlikely to deteriorate further and may strengthen in coming quarters, depending upon a host of variables, including expected continued growth in Asian steel production, any further supply disruptions in Australia, expected gradual economic recovery in Europe, and potential additional cutbacks in U.S. production of lower quality coking coals.

The EIA in the early release of its 2012 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 2.7% through 2015. The EIA estimates that electric power generation from coal decreased by 6.1% in 2011 compared to 2010 as low natural gas prices, increased environmental regulation, and other factors weighed on coal-fired generation. Demand for domestic thermal coal has significantly declined in recent months due to the effects of mild winter weather and extremely low natural gas prices which have reduced coal burn by domestic utilities. Utility inventories have grown rapidly to greater than 200 million tons nationwide. Based on recent natural gas prices, coal-to-gas switching has expanded into areas served by Powder River Basin (“PRB”) coals. Based on weekly coal production reporting through March 31, 2012 from the Energy Information Administration (“EIA”), year-over-year Appalachian production decreased by approximately 6.9% and western coal production decreased by approximately 6.1% in the first quarter. Requests for shipment deferrals have become commonplace in all regions, and spot pricing is below production costs for much of Central Appalachia and certain PRB operations. In light of increasing inventories, some thermal coal shipments have been re-sold either to other utilities or to traders with some of the coal ultimately moving into the seaborne market. Producers are also striving to maximize exports in order to place thermal coal production, and seaborne thermal coal exports from the U.S. have increased significantly in the first quarter of 2012. U.S. coal producers have responded to the current market environment by adjusting production volumes and idling high cost mines. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, relative costs for competing fuels for base-load generation such as natural gas and nuclear, the extent to which renewable energy sources such as wind and solar might become base load sources of electric power, geopolitical risks associated with importing large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports, and the relatively abundant steam coal reserves located within the United States.

The volatility and uncertainty in the credit markets seen through much of the past two years continued to ease in the first quarter, though slow domestic growth and European debt challenges continue to hamper markets. We believe that the steel business will continue to show strength in the long-term despite normal cyclical volatility. Long-term global coal industry fundamentals remain intact, and we believe these factors should lead to stronger global demand for coal in the coming years. This global demand growth is expected to increase the need for seaborne coal as developing nations rely heavily on coal for their power needs. Increases in U.S. exports should be required to help meet this anticipated growth in worldwide coal demand.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors.”

Results of Operations

As noted previously, the results of operations for the three months ended March 31, 2011 do not include the results of operations from the acquired operations of Massey due to the timing of the closing of the Massey Acquisition on June 1, 2011. To help understand the operating results for the periods, the term “Massey operations” refers to the estimated results from former Massey operations for the three months ended March 31, 2012 and the term “Alpha operations” refers to the results of Alpha not inclusive of results from the Massey operations for the three months ended March 31, 2012.

EBITDA is defined as net income (loss) plus interest expense, income tax expense, depreciation, depletion, and amortization, and amortization of acquired intangibles, net, less interest income and income tax benefit. EBITDA is a non-GAAP measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Net income (loss)	$(29,117)	$49,848
Interest expense	45,434	15,610
Interest income	(1,097)	(1,045)
Income tax expense (benefit)	(43,785)	13,967
Depreciation, depletion and amortization	285,895	88,638
Amortization of acquired intangibles, net	(35,267)	25,983
EBITDA	$222,063	$193,001

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Summary

Total revenues increased $803.9 million, or 71%, for the three months ended March 31, 2012 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $652.6 million, increased freight and handling revenues of $93.3 million and increased other revenues of $58.0 million. The increase in coal revenues consisted of a decrease from the Alpha operations of $27.6 million, or 3%, offset by the addition of $680.2 million from the Massey operations. The increase in freight and handling revenues was primarily due to increased shipping rates. The increase in other revenues was due primarily to derivative contracts accounted for at fair value, increased rental and royalty revenues, contractual settlement related revenues and rebate-related revenues.

Net income (loss) decreased $79.0 million, or 158%, for the three months ended March 31, 2012 compared to the prior year period. The decrease was largely due to increased certain operating costs and expenses, which are described below, of $819.0 million, or 88%, and increased other expense, net of $28.3 million, or 184%, partially offset by increased coal revenues and other revenues discussed above and increased tax benefits of $57.8 million.

The increase in certain operating costs and expenses of $819.0 million was due to increased cost of coal sales of $684.4 million, or 93%, increased depreciation, depletion and amortization expenses of $197.3 million, or 223%, increased other expenses of $0.8 million, or 4%, partially offset by decreased selling, general and administrative expenses of $2.2 million, or 3%, and decreased expenses for amortization of acquired intangibles, net of $61.3 million, or 236%.

The increase in cost of coal sales consisted of the addition of $690.8 million from the Massey operations, partially offset by a decrease of $6.4 million, or 1%, from the Alpha operations. Cost of coal sales for the three months ended March 31, 2012 included approximately $34.7 million in expenses associated with lower of cost or market adjustments to inventory, approximately $14.3 million of expenses related to a closed mine, approximately $3.9 million of merger-related expenses from the Massey Acquisition consisting primarily of charges related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, approximately $2.3 million for weather-related property damage expenses and approximately $4.1 million in severance expenses associated with production adjustments announced during the first quarter of 2012.

The increase in depreciation, depletion and amortization expenses was primarily due to the inclusion of the Massey operations, including the fair value adjustments made in acquisition accounting to property, equipment and owned and leased mineral rights. Selling, general and administrative expenses included approximately $5.5 million in merger-related expenses primarily related to professional fees and severance for the first quarter in 2012 compared to approximately $22.1 million primarily related to professional advisory fees and bridge financing fees in the prior year period. The decrease in expense for amortization of acquired intangibles, net, was primarily due to the net credit to amortization expense from amortizing below-market contracts assumed in the Massey Acquisition.

We sold 28.1 million tons of coal during the three months ended March 31, 2012 which consisted of 11.5 million tons of steam coal and 4.9 million tons of metallurgical coal from our Eastern Coal Operations and 11.8 million tons of steam coal from our Western Coal Operations, compared to 21.0 million tons in the prior year period which consisted of 4.9 million tons of steam coal and 3.6 million tons of metallurgical coal from our Eastern Coal Operations and 12.5 million tons of steam coal from our Western Coal Operations.

Coal sales volumes increased 7.2 million, or 34% compared to the prior year period. The increase in coal sales volumes was due to increases of 6.6 million and 1.3 million tons of eastern steam and metallurgical coal, respectively, and a decrease of 0.7 million tons of western steam coal. The increase in eastern steam and metallurgical coal was due primarily to the inclusion of 6.0 million tons of eastern steam and 1.8 million tons of metallurgical coal from the Massey operations.

The consolidated average coal sales realization per ton for the three months ended March 31, 2012 was $58.25 compared to $47.08 in the prior year period, an increase of $11.17 per ton, or 24%. The increase was largely attributable to a higher proportion of eastern metallurgical and steam coal in the average during the first quarter of 2012, an increase of $3.75 per ton, or 3%, in metallurgical average coal sales realization per ton and an increase of $1.04 per ton, or 9%, in western steam average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $145.51 and $67.48, respectively, for the three months ended March 31, 2012 compared to $141.76 and $66.89 in the prior year period. The average coal sales realization per ton for western steam coal was $12.95 for the three months ended March 31, 2012 compared to $11.91 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 15% for the three months ended March 31, 2012 compared to 27% in the prior year period. Coal margin percentage for each of our Eastern and Western Coal Operations was 15% for the three months ended March 31, 2012 compared to 28% and 19%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $8.58 for the three months ended March 31, 2012 compared to $12.49 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $13.32 and $1.99, respectively, for the three months ended March 31, 2012 compared to $27.56 and $2.25 in the prior year period.

Revenues

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$774,424	$325,011	$449,413	138%
Western steam	152,441	148,779	3,662	2%
Metallurgical	712,693	513,188	199,505	39%
Freight and handling revenues	209,350	116,055	93,295	80%
Other revenues	85,740	27,705	58,035	209%
Total revenues	$1,934,648	$1,130,738	$803,910	71%

Tons sold :
Eastern steam	11,476	4,859	6,617	136%
Western steam	11,772	12,487	(715)	(6)%
Metallurgical	4,898	3,620	1,278	35%
Total	28,146	20,966	7,180	34%

Coal sales realization per ton:
Eastern steam	$67.48	$66.89	$0.59	1%
Western steam	$12.95	$11.91	$1.04	9%
Metallurgical	$145.51	$141.76	$3.75	3%
Average	$58.25	$47.08	$11.17	24%

Coal revenues. Coal revenues increased $652.6 million, or 66%, for the three months ended March 31, 2012 compared to the prior year period. The increase in coal revenues consisted of an increase in metallurgical coal revenues of $199.5 million, or 39%, an increase in eastern steam coal revenues of $449.4 million, or 138%, and an increase in western steam coal revenues of $3.7 million, or 2%.

The increase in metallurgical coal revenues was largely due to the inclusion of the Massey operations which shipped approximately 1.8 million tons of metallurgical coal at an average coal sales realization per ton of $142.70. Metallurgical coal shipments from the Alpha operations decreased approximately 0.6 million tons, or 16%, compared to the prior year period.

The increase in eastern steam coal revenues was largely due to the inclusion of the Massey operations which shipped approximately 6.0 million tons of steam coal at an average coal sales realization per ton of $69.49. Eastern steam coal shipments from the Alpha operations increased approximately 0.6 million tons, or 13%, compared to the prior year period.

The increase in western steam coal revenues was due to an increase of $1.04 in average coal sales realization as a result of increased pricing on tons shipped. Western coal sales volumes decreased 0.7 million compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 17% and 83%, respectively for the three months ended March 31, 2012 and 2011. Our sales mix of metallurgical coal and steam coal based on volume was 24% and 76%, respectively, for the Massey operations for the three months ended March 31, 2012. Our sales mix of metallurgical coal and steam coal based on volume was 15% and 85%, respectively, for the Alpha operations for the three months ended March 31, 2012 compared to 17% and 83% in the prior year period.

Our sales mix of metallurgical coal and steam coal based on coal revenues was 43% and 57%, respectively, for the three months ended March 31, 2012 compared with 52% and 48% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 39% and 61%, respectively for the Massey operations for the three months ended March 31, 2012. Our sales mix of metallurgical coal and steam coal based on coal revenues was 47% and 53%, respectively for the Alpha operations for the three months ended March 31, 2012, compared with 52% and 48% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $209.3 million, for the three months ended March 31, 2012, an increase of $93.3 million, or 80%, compared to the prior year period. The increase was due to higher shipping rates compared to the prior year period.

Other. Other revenues and other expenses increased $58.0 million and $0.8 million, respectively, or 209% and 4%, for the three months ended March 31, 2012 compared to the prior year period resulting in a net increase to income from operations of $57.2 million. The increase was due primarily to increases of $35.8 million for derivative contracts accounted for at fair value, increased rental and royalty income of $9.2 million, contractual settlement related income of $6.0 million and rebate-related income of $6.2 million.

Costs and Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,419,420	$734,985	$684,435	93%
Freight and handling costs	209,350	116,055	93,295	80%
Other expenses	19,396	18,579	817	4%
Depreciation, depletion and amortization	285,895	88,638	197,257	223%
Amortization of acquired intangibles, net	(35,267)	25,983	(61,250)	(236)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	65,061	67,284	(2,223)	(3)%
Total costs and expenses	$1,963,855	$1,051,524	$912,331	87%

Cost of coal sales per ton:(1)
Eastern coal operations	$77.50	$71.30	$6.20	9%
Western coal operations	$10.96	$9.66	$1.30	13%
Average	$49.67	$34.59	$15.08	44%

(1) - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $684.4 million, or 93%, for the three months ended March 31, 2012 compared to the prior year period. The increase in cost of coal sales was primarily related to the inclusion of $690.8 million from the Massey operations. Cost of coal sales related to the Alpha operations decreased $6.4 million which was primarily due to decreased production of metallurgical coal and decreased purchased coal expenses. Cost of coal sales for the three months ended March 31, 2012 included approximately $34.7 million in expenses associated with lower of cost or market adjustments to inventory, approximately $14.3 million of expenses related to a closed mine, approximately $3.9 million of merger-related expenses from the Massey Acquisition consisting primarily of expenses related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, approximately $2.3 million for weather-related property damage expenses and approximately $4.1 million in severance expenses associated with production adjustments announced during the first quarter of 2012.

The consolidated average cost of coal sales per ton was $49.67 compared to $34.59 in the prior year period. The average cost of coal sales per ton for Eastern and Western Coal Operations was $77.50 and $10.96, respectively, compared to $71.30 and $9.66, respectively, in the prior year period.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $197.3 million, or 223%, for the three months ended March 31, 2012 compared to the prior year period. The increase was primarily due to depreciation, depletion and amortization of assets acquired in the Massey Acquisition, which include the impacts of fair value adjustments made in acquisition accounting.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $61.3 million, or 236%, for the three months ended March 31, 2012 compared to the prior year period. The decrease in expense for amortization of acquired intangibles, net, was primarily due to the net credit to amortization expense from amortizing below-market contracts assumed in the Massey Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.2 million, or 3%, for the three months ended March 31, 2012 compared to the prior year period. Selling, general and administrative expenses included approximately $5.5 million in merger-related expenses primarily related to professional fees and severance for the first quarter in 2012 compared to approximately $22.1 million primarily related to professional advisory fees and bridge financing fees in the prior year period. Excluding merger-related expenses, selling, general and administrative expenses increased primarily due to the Massey Acquisition.

Interest expense. Interest expense increased $29.8 million, or 191%, during the three months ended March 31, 2012 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Massey Acquisition and the financing transactions that were completed in June 2011.

Income taxes. Income tax benefit of $43.8 million was recorded for the three months ended March 31, 2012 on a loss before income taxes of $72.9 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion deduction. The percentage depletion deduction results in the recording of additional income tax benefit in excess of the federal statutory rate.

Income tax expense of $14.0 million was recorded for the three months ended March 31, 2011 on income before income taxes of $63.8 million. The expense rate is lower than the federal statutory rate of 35% primarily due to the impact of the percentage depletion deduction.

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

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	11,772	12,487	(715)	(6)%
Steam coal sales realization per ton	$12.95	$11.91	$1.04	9%
Total revenues	$154,737	$150,535	$4,202	3%
EBITDA	$19,948	$22,703	$(2,755)	(12)%

Eastern Coal Operations
Steam tons sold	11,476	4,859	6,617	136%
Metallurgical tons sold	4,898	3,620	1,278	35%
Steam coal sales realization per ton	$67.48	$66.89	$0.59	1%
Metallurgical coal sales realization per ton	$145.51	$141.76	$3.75	3%
Total revenues	$1,756,508	$965,063	$791,445	82%
EBITDA	$216,719	$196,622	$20,097	10%

Western Coal Operations — EBITDA for our Western Coal Operations decreased $2.8 million, or 12%, compared to the prior year period. The decrease in EBITDA was due primarily to increased cost of coal sales of $8.5 million and increased other expenses of $0.6 million, partially offset by decreased selling, general and administrative expenses of $2.1 million and increased total revenues of $4.2 million. Cost of coal sales per ton increased $1.30, or 13% while average coal sales realization per ton increased $1.04, or 9%, resulting in a decrease to coal margin per ton of $0.26, or 11%. The increase in cost of coal sales per ton was due primarily to reduced coal production volumes and higher variable costs driven by higher per ton coal sales realizations. The increase in total revenues consisted of increased coal revenues of $3.7 million, or 2%, and increased other revenues of $0.5 million. The increase in coal revenues was largely due to the increase in average coal sales realization, which reflected increased contractual pricing on tons shipped during the period compared to the prior year.

Eastern Coal Operations — EBITDA increased $20.1 million, or 10%, compared to the prior year period. The increase in EBITDA was largely due to increased coal and other revenues of $648.9 million and $52.4 million, respectively, increased other miscellaneous income, net of $1.2 million, and decreased other expense of $7.1 million, partially offset by increased cost of coal sales of $664.3 million and increased selling, general and administrative expenses of $25.2 million. Total revenues and cost of coal sales for the East include $699.7 million and $690.8 million, respectively, from the Massey operations for the three months ended March 31, 2012.

Average coal sales realization per ton decreased $8.03, or 8%, while cost of coal sales per ton increased $6.20, or 9%, resulting in a decrease to coal margin per ton of $14.23, or 52%. The decrease in average coal sales realization per ton was due primarily to a higher proportion of steam tons in the average compared to the prior year period. The average coal sales realization per ton for metallurgical coal related to the Alpha operations was $147.21, an increase of $5.45, or 4%, compared to the prior year period. The average coal sales realization per ton for steam coal related to the Alpha operations was $65.28, compared to $66.89 in the prior year period.

Average cost of coal sales per ton increased $6.20, or 9%, compared to the prior year period. Cost of coal sales in the east for the three months ended March 31, 2012 included approximately $34.7 million in expenses associated with lower of cost or market adjustments to inventory, approximately $14.3 million of expenses related to a closed mine, approximately $3.9 million of merger-related expenses from the Massey Acquisition consisting primarily of expenses related to the fair value adjustment made in acquisition accounting to Massey’s beginning inventory, approximately $2.3 million for weather-related property damage expenses and approximately $4.1 million in severance expenses associated with production adjustments announced during the first quarter of 2012.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, our debt service, our reclamation obligations, and from time to time, our share repurchases. Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility and debt arrangements (see “—Long-Term Debt”); and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our credit agreement and our  accounts receivable securitization facility (the “A/R Facility”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential share and debt repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At March 31, 2012, we had available liquidity of $1,815.4 million, including cash and cash equivalents of $487.5 million, marketable securities of $213.2 million and $1,114.7 million of unused revolving credit facility commitments available under our credit agreement and our A/R Facility, after giving effect to $0.3 million and $160.0 million of letters of credit outstanding, respectively, as of March 31, 2012, subject to limitations described in our credit agreement and the A/R Facility. Our total long-term debt, including debt discount, was $2,966.2 million at March 31, 2012.  On May 8, 2012, Standard & Poor’s rating service lowered its rating for our overall corporate credit to BB- from BB, lowered its rating for our senior notes due 2019 and 2021, and lowered its rating of our 2.375% convertible notes. We do not expect these rating changes to have an impact on our liquidity or a material impact on our financial position or results of operations.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA.  Our pension plans are not at risk as of December 31, 2011. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The volatile financial markets in 2008 and 2009 caused investment income and the value of investment assets held in our pension trust to decline. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. We currently expect to make contributions in 2012 in the range of $25.0 million to $30.0 million for our defined benefit pension plans.

We have obligations for federal coal leases, which contain an estimated 354.2 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bids totaled $323.9 million, payable in annual installments. Annual installments totaling $64.8 million are due in 2012. The remaining four annual installments of $28.7 million are due each September until the obligation is satisfied in 2015.

With respect to global economic events, there continues to be uncertainty in the financial markets and this uncertainty brings potential liquidity risks for us. These risks could include declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. The credit worthiness of our customers is constantly monitored by us. We believe that our current group of customers is sound and represents no abnormal business risk. Additionally, in the future we plan to announce production adjustments to match our production with current demand which may require the idling of one or more facilities. As a result, we may be required to test one or more asset groups for impairment under current accounting standards and may be required to test our goodwill for impairment prior to our annual goodwill impairment testing date of October 31. This may require us to record impairment expenses that could be material to our results of operations.

Cash Flows

Cash and cash equivalents decreased by $98.4 million for the three months ended March 31, 2012.  The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended
	March 31,
	2012	2011
Cash Flows (in thousands):
Net cash provided by operating activities	$166,629	$168,418
Net cash used in investing activities	(251,287)	(163,516)
Net cash used in financing activities	(13,717)	(18,814)
Net decrease in cash and cash equivalents	$(98,375)	$(13,912)

Net cash provided by operating activities for the three months ended March 31, 2012 was $166.6 million compared to $168.4 million for the three months ended March 31, 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $251.3 million, an increase of $87.8 million from the $163.5 million of net cash used in investing activities during the three months ended March 31, 2011.  The increase was primarily due to an increase of $68.7 million in capital expenditures and an increase of $34.6 million in purchases of marketable securities, offset by an increase of $11.9 million in sales of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2012 was $13.7 million compared to net cash used in financing activities of $18.8 million for the three months ended March 31, 2011. The primary uses of cash for financing activities included principal repayments of long-term debt of $7.5 million and common stock repurchases of $6.3 million for the three months ended March 31, 2012.  Common stock repurchases consist of repurchases of common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.

Accounts Receivable Securitization

We and certain of our subsidiaries are party to the A/R Facility. The A/R Facility expires on October 17, 2014 and has a capacity of $275.0 million. As of March 31, 2012, letters of credit in the amount of $160.0 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Long-Term Debt

As of March 31, 2012, our total long-term indebtedness consisted of the following (in thousands):

March 31,
2012
6.00% senior notes due 2019	$800,000
6.25% senior notes due 2021	700,000
Term loan due 2016	577,500
3.25% convertible senior notes due 2015	658,673
2.375% convertible senior notes due 2015	287,500
Other	23,576
Debt discount, net	(81,037)
Total long-term debt	2,966,212
Less current portion	53,529
Long-term debt, net of current portion	$2,912,683

Analysis of Material Debt Covenants

We were in compliance with all covenants under our credit agreement and the indentures governing our notes as of March 31, 2012. A breach of the covenants in our credit agreement or the indentures governing our notes, including the financial covenants under our credit agreement that measure ratios based on Adjusted EBITDA, could result in a default under our credit agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either our credit agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under our credit agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in our credit agreement are:

	Actual
	Covenant Levels;
	Period Ended	Required
	March 31, 2012	Covenant Levels;

Minimum adjusted EBITDA to cash interest ratio	8.5	2.5x
Maximum total debt less unrestricted cash to adjusted EBITDA ratio	1.95	3.75x

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under credit agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with our credit agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

					Twelve
					Months
	Three Months Ended				Ended
	June 30,	Sept 30,	Dec 31,	March 31,	March 31,
	2011(2)	2011(2)	2011(2)	2012	2012
	(In thousands)
Net income (loss)	$(53,349)	$65,143	$(742,921)	$(29,117)	$(760,244)
Interest expense	29,968	49,148	47,188	45,434	171,738
Interest income	(1,012)	(930)	(991)	(1,097)	(4,030)
Income tax (benefit) expense	(8,498)	(3,225)	(38,150)	(43,785)	(93,658)
Amortization of acquired intangibles, net	(8,928)	(80,291)	(50,613)	(35,267)	(175,099)
Depreciation, depletion and amortization	147,111	248,850	285,504	285,895	967,360
EBITDA	105,292	278,695	(499,983)	222,063	106,067
Non-cash charges (1)	160,671	4,708	704,799	(4,451)	865,727
Extraordinary or non-recurring items (1)	94,815	70,814	28,379	5,713	199,721
Other adjustments (1)	157	428	459	4,471	5,515
Pro forma Massey (1)	17,393	—	—	—	17,393
Pro forma adjusted EBITDA	$378,328	$354,645	$233,654	$227,796	$1,194,423

(1)          Calculated in accordance with our credit agreement.

(2)          Restated to reflect immaterial corrections and adjustments to the provisional opening balance sheet of Massey. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA to cash interest ratio	8.5
Total debt less unrestricted cash to adjusted EBITDA ratio	1.95

Cash interest is calculated in accordance with our credit agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended March 31, 2012 is calculated as follows (in thousands):

Interest expense	$171,738
Less interest income	(4,030)
Less non-cash interest expense	(38,551)
Plus pro forma interest	11,680
Net cash interest expense (1)	$140,837

(1) Calculated in accordance with our credit agreement.

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

We had outstanding surety bonds with a total face amount of $947.3 million as of March 31, 2012 to secure various obligations and commitments. In addition, we had $160.3 million of letters of credit in place, of which $0.3 million was outstanding under our credit agreement, and $160.0 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. In the event that additional surety bonds or self bonding capacity become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Our coal purchase commitments totaled $211.4 million for the remainder of 2012, $30.3 million for 2013 and $30.3 million for 2014. There have been no other significant changes as of March 31, 2012 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of April 20, 2012, we had sales commitments for approximately 99% of planned shipments for 2012. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 27,000 tons of explosives for the last nine months of 2012 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 36 % of our expected explosive needs for the remaining nine months of 2012. If the price of natural gas were to decrease during the remaining nine months of 2012, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 69.3 million gallons of diesel fuel for the last nine months of 2012 and 91.7 million gallons of diesel fuel for 2013. Through our derivative swap contracts, we have fixed prices for approximately 66% and 38% of our expected diesel fuel needs for the remaining nine months of 2012 and for the year of 2013, respectively. If the price of diesel fuel were to decrease in 2012, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

We sell coalbed methane and the revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, we enter into “pay variable, receive fixed” natural gas swaps for a portion of our anticipated gas production in order to fix the selling price for a portion of our production. The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2012, we had swap agreements outstanding to hedge the variable cash flows related to approximately 79% and 76% of anticipated natural gas production for the remaining nine months of 2012 and for calendar year 2013, respectively.

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

We have exposure to changes in interest rates through our credit agreement, which has a variable interest rate of 2.25 percentage points over the LIBO rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of March 31, 2012, our term loan due 2016 under our credit agreement had an outstanding balance of $577.5 million. The current portion of the term loan due is $52.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.7 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. If interest rates were to decrease in 2012, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our credit agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On June 1, 2011, Alpha acquired Massey. Management’s assessment of internal controls over financial reporting as of December 31, 2011 excluded certain controls of Massey and we are in the process of integrating those controls into our control environment. The integration of those controls will be complete as soon as practical and will be included in Management’s assessment as of December 31, 2012.

There have not been any significant changes, except as described in the preceding paragraph, in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 14 to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2011 together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below.  These described risks are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations or violations of regulations could increase those costs or limit our ability to produce coal.

Our operations are subject to a variety of federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include those relating to employee health and safety; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil, surface and groundwater; surface subsidence from underground mining; noise; and the effects of operations on surface water and groundwater quality and availability. In addition, we are subject to significant legislation mandating certain benefits for current and retired coal miners. We incur substantial costs to comply with the laws and regulations that apply to our mining and other operations, and those laws and regulations are becoming increasingly stringent.

In particular, in March 2012, MSHA announced a final rule to expand the existing requirements for preshift, supplemental, on-shift, and weekly examinations of underground coal mines to require operators identify, record and correct violations of health or safety standards related to ventilation, methane, roof control, combustible materials, rock dust, equipment guarding and other safeguards.  MSHA has proposed additional regulations concerning proximity detection systems on continuous miners, revisions to pattern of violation regulations and new respirable dust regulations.

The state of West Virginia has enacted a change in its mine safety law, effective as of July 1, 2012.  Among the provisions in this legislation are the requirements to modify the methane detection systems on mining machines, increase civil penalty charges for violations and establish as a felony the giving of advance notice of inspector activities. In addition, the U.S. Congress continues to consider changes to the federal mine safety laws, which could potentially result in or require additional or enhanced safety features, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

Due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations.  For more information concerning violations that occur, see Exhibit 95 to the Annual Report on Form 10-K for the year ended December 31, 2011 and Exhibit 95 to this Quarterly Report on Form 10-Q and to future Quarterly Reports filed on Form 10-Q.

Federal and state authorities inspect our operations, and given the UBB explosion and related announcements by government authorities, we anticipate additional requirements may be imposed, as well as heightened inspection intensity. In response to the explosion, federal and West Virginia authorities have conducted special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. These inspections are continuing.

The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. For example, in December 2011, we entered into a comprehensive settlement with MSHA in which we resolved various outstanding MSHA civil citations, violations and orders related to the UBB explosion and other matters for approximately $34.8 million (see “Legal Proceedings”). Additionally, MSHA may further utilize the temporary closure provisions at mines in the event of certain violations of safety rules, accidents or imminent dangers. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

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

In recent years, the permitting required for coal mining, particularly under the Surface Mining Control and Reclamation Act and the Clean Water Act to address filling ephemeral and intermittent streams and other valleys with materials from mining operations and preparation plant refuse disposal has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups against coal mining companies and environmental regulatory authorities. Congress has also considered legislation to impose additional limitations on surface mining. It is unclear at this time how the issues will ultimately be resolved, but for this as well as other issues that may arise involving permits necessary for coal mining and other operation, such requirements could prove costly and time-consuming, and could delay commencing or continuing exploration or production operations. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which we cannot predict.

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

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of GHGs, such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users, such as coal-fired electric generation power plants.  The EPA has commenced regulatory action that could lead to controls on carbon dioxide from larger emitters such as coal-fired power plants and industrial sources. In March 2012, the EPA issued a proposed rule that would for the first time impose federal limits on carbon dioxide emissions from new power plants. The current proposed rule would not apply to existing power plants or those that will start construction over the next 12 months.

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

Considerable uncertainty is associated with these climate change initiatives. The content of new treaties, legislation or regulation is not yet determined, and many of the new regulatory initiatives remain subject to review by the agencies or the courts. Predicting the economic effects of climate change legislation is difficult given the various alternatives proposed and the complexities of the interactions between economic and environmental issues. Any regulations on GHG emissions, however, are likely to impose significant emissions control expenditures on many coal-fired power plants and industrial boilers and could have the effect of making them unprofitable. As a result, these generators may switch to other fuels that generate less of these emissions, which would reduce future demand for coal and the construction of coal-fired power plants. For example, if the EPA’s current proposed rule limiting carbon dioxide emissions from new power plants becomes final, the construction of new coal-fired power plants may become economically infeasible using currently available technology. In this regard, many of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use to comply with applicable ambient air quality standards.

Any switching of fuel sources away from coal because of increased costs of coal use or other reasons, closure of existing coal-fired plants, or reduced construction of new plants could have a material effect on demand for and prices received for our coal which could adversely affect our financial condition, results of operations and cash flows. In addition, if regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines.

Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in less demand and lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for approximately 82% and 86% of our coal sales volume during 2011 and 2010, respectively. The majority of our sales of steam coal were to U.S. and Canadian electric power generators. The amount of coal consumed for U.S. and Canadian electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels for power such as natural gas, nuclear fuel, oil and alternative energy sources such as hydroelectric power, technological developments, and environmental and other governmental regulations. Demand for coal also has been negatively impacted by the milder than normal winter that has been experienced in North America and the higher than normal coal inventories at many utilities.. We expect may new power plants will be built to produce electricity during peak periods of demand, when the demand for electricity rises above the “base load demand,” or minimum amount of electricity required if consumption occurred at a steady rate. However, we also expect that many of these new power plants will be fired by natural gas because they are cheaper to construct than coal-fired plants and because natural gas is a cleaner burning fuel with plentiful supplies and low cost at the current time. In addition, the increasingly stringent requirements of the Clean Air Act and EPA regulations may result in more electric power generators shifting from coal to natural gas-fired power plants. These factors contributed to our recent decision to reduce coal production at certain mines in the Central Appalachia region. Any further reduction in the amount of coal consumed by North American electric power generators could further reduce the price of steam coal that we mine and sell, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
January 1, 2012 through January 31, 2012	81,859	$21.20	—	$500,002
February 1, 2012 through February 29, 2012	228,935	$20.50	—	$500,002
March 1, 2012 through March 31, 2012	115	$16.49	—	$500,002
	310,909		—	$500,002

(1)          In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2012, the Company issued 1,263,708 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 310,909 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

(2)          On August 22, 2011, the Board of Directors authorized the company to repurchase up to $600,000,000 of common shares.  Under this program, we may repurchase shares from time to time on the open market or in privately negotiated transactions, including structured or accelerated transactions, at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  To facilitate repurchases, we make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  This program may be discontinued at any time.

(3)          Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on company outlook, business conditions and current investment opportunity.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

Date: May 10, 2012	By:	/s/ Frank J. Wood

	Name:	Frank J. Wood

	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

3.3

Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on December 27, 2011).

10.1*‡	Form of Restricted Stock Unit Award Agreement for Employees (Alternative) (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan.

10.2*‡	Form of Performance Share Unit Award Agreement for Employees (Alternative) (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan.

10.3*‡	Form of Performance-Based Incentive Compensation Award Agreement for Employees (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan.

10.4*‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2006 Stock and Incentive Compensation Plan.

10.5

Separation of Employment Agreement and General Release dated April 11, 2012, by and between Alpha Natural Resources, Inc. and Kurt D. Kost (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on April 11, 2012).

10.6

Alpha Natural Resources, Inc. Key Employee Separation Plan, as amended and restated on April 6, 2012 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on April 11, 2012).

10.7*	Limited Waiver dated as of February 14, 2012 pursuant to that certain Second Amended and Restated Receivables Purchase Agreement dated as of October 19, 2011.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase

*	Filed herewith.

‡	Management contract of compensatory plan or arrangement.