Form 10-Q
period 2012-06-30
Alpha Natural Resources, Inc.
filed 2012-08-09
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2012 - 220,353,763

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Coal revenues	$1,565,281	$1,410,892	$3,204,839	$2,397,870
Freight and handling revenues	233,357	150,871	442,707	266,926
Other revenues	49,471	36,275	135,176	63,980
Total revenues	1,848,109	1,598,038	3,782,722	2,728,776
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,406,394	1,106,999	2,821,790	1,841,984
Freight and handling costs	233,357	150,871	442,707	266,926
Other expenses	10,444	38,227	29,837	56,806
Depreciation, depletion and amortization	272,850	147,111	558,622	235,749
Amortization of acquired intangibles, net	(17,286)	(8,928)	(52,798)	17,055
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	46,011	189,671	111,022	256,955
Asset impairment and restructuring	1,010,878	—	1,014,934	—
Goodwill impairment	1,525,332	—	1,525,332	—
Total costs and expenses	4,487,980	1,623,951	6,451,446	2,675,475
Income (loss) from operations	(2,639,871)	(25,913)	(2,668,724)	53,301
Other income (expense):
Interest expense	(46,534)	(29,968)	(91,968)	(45,578)
Interest income	1,324	1,012	2,421	2,057
Loss on early extinguishment of debt	—	(4,556)	—	(4,556)
Miscellaneous expense, net	627	859	1,266	25
Total other expense, net	(44,583)	(32,653)	(88,281)	(48,052)
Income (loss) before income taxes	(2,684,454)	(58,566)	(2,757,005)	5,249
Income tax (expense) benefit	449,798	8,498	493,583	(5,469)
Net loss	$(2,234,656)	$(50,068)	$(2,263,422)	$(220)
Basic loss per common share	$(10.14)	$(0.32)	$(10.29)	$—
Diluted loss per common share	$(10.14)	$(0.32)	$(10.29)	$—
Weighted average shares - basic	220,295,415	155,238,304	220,040,698	137,723,715
Weighted average shares - diluted	220,295,415	155,238,304	220,040,698	137,723,715

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,234,656)	$(50,068)	$(2,263,422)	$(220)
Other comprehensive income (loss), net of tax:
Adjustments to and amortization of employee benefit costs, net of income tax of $11,246 and $6,028, and $10,175 and $6,141 for the three and six months ended June 30, 2012 and 2011, respectively	(18,798)	(9,961)	(17,009)	(10,136)
Change in fair value of cash flow hedges, net of income tax of $14,052 and $7,550, and $4,380 and $(3,049) for the three and six months ended June 30, 2012 and 2011, respectively	(23,488)	(11,256)	(7,338)	5,032
Unrealized gains (losses) on available-for-sale marketable securities:
Unrealized holding gains (losses) arising during the period, net of income tax of $(12) and $(124), and $35 and $(77) for the three and six months ended June 30, 2012 and 2011, respectively	20	200	(57)	126
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax of $1 and $0, and $3 and $(1) for the three and six months ended June 30, 2012 and 2011, respectively	(4)	—	(7)	3
Total other comprehensive loss, net of tax	(42,270)	(21,017)	(24,411)	(4,975)
Total comprehensive loss	$(2,276,926)	$(71,085)	$(2,287,833)	$(5,195)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,192	$585,882
Trade accounts receivable, net	534,562	641,975
Inventories, net	503,565	492,022
Prepaid expenses and other current assets	675,745	828,196
Total current assets	1,966,064	2,548,075
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $1,663,642 and $1,398,569, respectively)	2,394,587	2,812,069
Owned and leased mineral rights and land (net of accumulated depletion of $695,316 and $590,575, respectively)	7,483,048	8,284,328
Goodwill, net	755,859	2,281,191
Other acquired intangibles (net of accumulated amortization of $605,271 and $551,584, respectively)	284,195	347,889
Other non-current assets	456,938	320,493
Total assets	$13,340,691	$16,594,045
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$68,720	$46,029
Trade accounts payable	364,223	504,059
Accrued expenses and other current liabilities	1,035,581	1,359,160
Total current liabilities	1,468,524	1,909,248
Long-term debt	2,919,529	2,922,052
Pension and postretirement medical benefit obligations	1,275,310	1,214,724
Asset retirement obligations	863,585	743,613
Deferred income taxes	953,698	1,507,923
Other non-current liabilities	785,250	921,441
Total liabilities	8,265,896	9,219,001

Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 231.9 million issued and 220.4 million outstanding at June 30, 2012 and 231.0 million issued and 219.8 million outstanding at December 31, 2011	2,319	2,310
Additional paid-in capital	8,067,891	8,073,512
Accumulated other comprehensive income (loss)	(226,241)	(201,830)
Treasury stock, at cost: 11.5 million and 11.2 million shares at June 30, 2012 and December 31, 2011, respectively	(269,599)	(262,795)
Accumulated deficit	(2,499,575)	(236,153)
Total stockholders' equity	5,074,795	7,375,044
Total liabilities and stockholders' equity	$13,340,691	$16,594,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(2,263,422)	$(220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	612,019	257,806
Amortization of acquired intangibles, net	(52,798)	17,055
Mark-to-market adjustments for derivatives	(43,641)	4,276
Stock-based compensation	(2,464)	47,009
Goodwill impairment	1,525,332	—
Asset impairment and restructuring	1,014,934	—
Employee benefit plans, net	36,916	24,993
Loss on early extinguishment of debt	—	4,556
Deferred income taxes	(496,054)	2,893
Other, net	2,786	(12,070)
Changes in operating assets and liabilities:
Trade accounts receivable, net	107,413	(194,931)
Inventories, net	(11,544)	61,740
Prepaid expenses and other current assets	169,277	5,046
Other non-current assets	520	(15,230)
Trade accounts payable	(126,389)	88,141
Accrued expenses and other current liabilities	(275,141)	(40,857)
Pension and postretirement medical benefit obligations	(24,220)	(25,086)
Asset retirement obligations	(22,287)	(4,833)
Other non-current liabilities	(15,888)	74,586
Net cash provided by operating activities	135,349	294,874
Investing activities:
Cash paid for Massey Aquisition, net of cash acquired	—	(711,387)
Capital expenditures	(245,244)	(172,668)
Acquisition of mineral rights under federal lease	(36,108)	(36,108)
Purchase of equity-method investments	(10,100)	(4,000)
Purchases of marketable securities	(261,990)	(298,015)
Sales of marketable securities	109,288	200,173
Other, net	5,973	(3,185)
Net cash used in investing activities	(438,181)	(1,025,190)
Financing activities:
Principal repayments of long-term debt	(15,000)	(737,610)
Principal repayments of capital lease obligations	(1,767)	—
Payment to redemption trust	—	(264,017)
Proceeds from borrowings on long-term debt	—	2,100,000
Debt issuance costs	(6,436)	(84,041)
Excess tax benefit from stock-based awards	—	4,777
Common stock repurchases	(6,804)	(32,310)
Proceeds from exercise of stock options	149	3,030
Other	(1,000)	—
Net cash (used in) provided by financing activities	(30,858)	989,829
Net (decrease) increase in cash and cash equivalents	(333,690)	259,513
Cash and cash equivalents at beginning of period	585,882	554,772
Cash and cash equivalents at end of period	$252,192	$814,285
Supplemental cash flow information:
Cash paid for interest	$73,349	$23,817
Cash paid for income taxes	$1,834	$16,947
Cash received for income tax refunds	$36,264	$—
Non-cash investing and financing activities:
Issuance of equity in connection with Massey Acquisition	$—	$5,673,092
Capital equipment leases	$26,527	$—
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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; environmental and reclamation obligations; acquisition accounting; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation, depletion, and amortization; reserves for workers' compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

(2)	Acquisition

On June 1, 2011, the Company completed its acquisition (the "Massey Acquisition") of 100% of the outstanding common stock of Massey Energy Company ("Massey"), a coal producer with operations located primarily in Virginia, West Virginia, and Kentucky.

The total purchase price has been allocated to the net tangible and intangible assets of Massey as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Provisional as of December 31, 2011	Adjustments	Final as of June 30, 2012

Inventories	$414,310	$—	$414,310
Other current assets	998,034	61,949	1,059,983
Property, equipment and mine development costs	1,705,531	(8,885)	1,696,646
Owned and leased mineral rights and land	6,445,688	399	6,446,087
Goodwill	2,613,442	87,646	2,701,088
Other intangible assets	365,379	(5,889)	359,490
Other non-current assets	90,788	2	90,790
Total assets	12,633,172	135,222	12,768,394

Total current liabilities	1,128,922	145,412	1,274,334
Long-term debt, including current portion	1,397,405	—	1,397,405
Pension and post-retirement medical benefits, including current portion	294,657	—	294,657
Asset retirement obligation, including current portion	610,506	18,330	628,836
Deferred income taxes, including current portion	1,303,415	(23,145)	1,280,270
Below-market contract obligations	707,969	(5,375)	702,594
Other liabilities, including current portion of black lung and workers' compensation	365,866	—	365,866
Total liabilities	5,808,740	135,222	5,943,962

Equity component of convertible notes	110,375	—	110,375

Net tangible and intangible assets acquired	$6,714,057	$—	$6,714,057

The Company finalized the purchase price allocation as of May 31, 2012.

Goodwill has been allocated to Eastern Coal Operations. The goodwill recognized is generally attributable to intangible assets that do not qualify for separate recognition such as the Massey workforce, synergies expected to be realized through administrative, sales and operating cost savings and capital expenditure efficiencies and annual revenue synergies expected to be achieved from the integration of the Massey assets into the Company's existing operations.

During the six months ended June 30, 2012, the Company recorded adjustments to the provisional opening balance sheet and certain immaterial corrections as shown in the above table. Adjustments were made primarily to reflect corrections to asset retirement obligations, updated estimates of certain tax liabilities, updated estimates of certain property values, updated estimates of below market contract liabilities, updated estimates for litigation related matters and related insurance recoveries, other miscellaneous adjustments and the deferred tax impact of all adjustments made.

The Company adjusted depreciation, depletion and amortization, amortization of acquired intangibles, net, cost of coal sales, other expenses, other revenues and goodwill impairment and restated its consolidated balance sheet as of December 31, 2011 and its consolidated results of operations for three months ended June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012 for the changes to the provisional opening balance sheet of Massey and for certain other immaterial corrections and reclassifying adjustments. As a result, the Company recorded additional goodwill impairment of $57,012, increased its net loss before income taxes by $50,131, and increased its net loss by $53,152 for the year ended December 31, 2011 and decreased its net loss by $351 for the three months ended March 31, 2012.

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the Massey Acquisition occurred on January 1, 2011. The unaudited pro forma results have been prepared based on estimates and

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

assumptions which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the Massey Acquisition occurred on January 1, 2011, or of future results of operations.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenues:
As reported	$1,598,038	$2,728,776
Pro forma	$2,201,057	$4,263,191

Net loss:
As reported	$(50,068)	$(220)
Pro forma	$(125,139)	$(104,323)
Loss per common share-basic:
As reported	$(0.32)	$—
Pro forma	$(0.55)	$(0.46)
Loss per common share-diluted:
As reported	$(0.32)	$—
Pro forma	$(0.55)	$(0.46)

(3)    Asset Impairment and Restructuring

On June 8, 2012, the Company announced plans to curtail coal mining operations in its Eastern operations as continued market pressures and new regulations on coal-fired power plants make production from certain mines in those areas currently uneconomic. This announcement was in addition to a prior announcement made in February 2012 regarding plans to curtail mining at certain mines in its Eastern operations.

U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. As a result of the June 8, 2012 announcement, the Company determined that indicators of impairment with respect to certain of its long-lived assets or asset groups exist. The Company's asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

The Company determined that the undiscounted cash flows were less than the carrying value for certain asset groups. The Company estimated the fair value of these asset groups using a discounted cash flow analysis utilizing market-place participant assumptions. The carrying values of the asset groups exceeded their fair value and accordingly, the Company recorded asset impairment charges of $990,923, of which $985,346 was recorded for asset groups in our Eastern Coal Operations segment and $5,577 was recorded for an asset group in our Other segment. The asset impairment charges reduced the carrying values of mineral reserves $714,580, property, plant and equipment $271,827, and other acquired intangibles $4,516. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based.

In connection with the plans to curtail mining operations and the associated company actions, the Company also recorded severance expenses of $15,436 ($11,380 in the three months ended June 30, 2012), $2,031 for professional fees and other expenses, and reserved $6,544 for advanced royalties and deposits which may not be recoverable.

(4)    Goodwill, Net

In connection with the testing of certain of our long-lived assets for impairment (see Note 3), the Company also performed a goodwill impairment test as of June 1, 2012 and recorded a goodwill impairment charge for the three months ended June 30,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

2012 of $1,525,332 to reduce the carrying value of goodwill to its implied fair value for nine reporting units in its Eastern Coal Operations segment and one reporting unit in its Western Coal Operations segment.

The valuation methodology utilized to estimate the fair value of the reporting units was based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach was based on a discounted cash flow methodology in which expected future net cash flows were discounted to present value, using an appropriate after-tax weighted average cost of capital. The market approach was based on a guideline company and similar transaction approach. Under the guideline company approach, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company's reporting units was used to estimate the fair value of the reporting units. Under the similar transaction approach, recent merger and acquisition transactions for companies that have similar operations to the Company's reporting units were used to estimate the fair value of the Company's reporting units.

	Balance as of December 31, 2011	Acquisitions	Impairments	Balance as of June 30, 2012
Goodwill:
Eastern operations	$3,024,308	$—	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$3,083,528	$—	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$(802,337)	$—	$(1,472,024)	$(2,274,361)
Western operations	—	—	(53,308)	(53,308)
All other	—	—	—	—
Total accumulated impairment losses	$(802,337)	$—	$(1,525,332)	$(2,327,669)

Goodwill, net:
Eastern operations	$2,221,971	$—	$(1,472,024)	$749,947
Western operations	53,308	—	(53,308)	—
All other	5,912	—	—	5,912
Total goodwill, net	$2,281,191	$—	$(1,525,332)	$755,859

	Balance as of December 31, 2010	Acquisitions	Impairments	Balance as of December 31, 2011
Goodwill:
Eastern operations	$323,220	$2,701,088	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$382,440	$2,701,088	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$—	$—	$(802,337)	$(802,337)
Western operations	—	—	—	—
All other	—	—	—	—
Total accumulated impairment losses	$—	$—	$(802,337)	$(802,337)

Goodwill, net:
Eastern operations	$323,220	$2,701,088	$(802,337)	$2,221,971
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill, net	$382,440	$2,701,088	$(802,337)	$2,281,191

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(5)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company's outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company's employees and directors during each period, the Company's outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and the Company's outstanding 3.25% convertible senior notes due 2015 (the “3.25% Convertible Notes”). As of June 30, 2012, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6)    Inventories, net

Inventories, net consisted of the following:

	June 30, 2012	December 31, 2011
Raw coal	$72,597	$52,215
Saleable coal	319,673	340,672
Materials, supplies and other, net	111,295	99,135
Total inventories, net	$503,565	$492,022

(7)    Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	June 30, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$36,778	$49	$(1)	$36,826
Corporate debt securities (a)	64,295	12	(21)	64,286
Total short-term marketable securities	$101,073	$61	$(22)	$101,112

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$18,415	$61	$—	$18,476
Corporate debt securities (a)	61,861	7	(2)	61,866
Total short-term marketable securities	$80,276	$68	$(2)	$80,342

(a)	Unrealized gains and losses are recorded as a component of stockholders' equity.

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$69,375	$32	$(29)	$69,378
Corporate debt securities (a)	80,439	52	(93)	80,398
Mutual funds held in rabbi trust (b)	5,990	1,187	(1,045)	6,132
Total long-term marketable securities	$155,804	$1,271	$(1,167)	$155,908

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$20,451	$49	$(11)	$20,489
Mutual funds held in rabbi trust (b)	4,222	578	(671)	4,129
Total long-term marketable securities	$24,673	$627	$(682)	$24,618

(a)	Unrealized gains and losses are recorded as a component of stockholders' equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	June 30, 2012	December 31, 2011
Plant and mining equipment	$3,551,591	$3,684,154
Mine development	276,910	272,629
Coalbed methane equipment	16,024	15,210
Office equipment and software	64,669	56,547
Vehicles and other	6,605	6,605
Construction in progress	142,430	175,493
Total property, equipment and mine development costs	4,058,229	4,210,638
Less accumulated depreciation and amortization	1,663,642	1,398,569
Total property, equipment and mine development costs, net	$2,394,587	$2,812,069

For discussion regarding asset impairment charges recorded during the three and six months ended June 30, 2012, see Note 3.

(9)    Long-Term Debt

Long-term debt consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2012	December 31, 2011
6.00% senior notes due 2019	$800,000	$800,000
6.25% senior notes due 2021	700,000	700,000
Term loan due 2016	570,000	585,000
3.25% convertible senior notes due 2015	658,673	658,673
2.375% convertible senior notes due 2015	287,500	287,500
Other	47,405	23,554
Debt discount, net	(75,329)	(86,646)
Total long-term debt	2,988,249	2,968,081
Less current portion	68,720	46,029
Long-term debt, net of current portion	$2,919,529	$2,922,052

Credit Agreement Amendment
On June 26, 2012, the Company entered into an amendment (the “Credit Agreement Amendment”) to the Third Amended and Restated Credit Agreement, dated as of May 19, 2011, by and among the Company, the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc. as administrative and collateral agent and Citigroup Global Markets Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement Amendment, among other things:
1) replaces the maximum net leverage ratio covenant with a maximum net secured leverage ratio covenant through the end of 2014, increases the maximum net leverage ratio covenant for the first and second quarters of 2015, and decreases the minimum interest coverage ratio covenant from the fourth quarter of 2012 through the end of 2013;
2) adds a minimum liquidity covenant of $500,000 through the end of 2014;
3) increases the applicable margin for borrowings under the Credit Agreement if the Company’s consolidated net leverage ratio is greater than 3.75 to 1.00 for the preceding fiscal quarter;
4) modifies the requirements for incremental term loan or revolving credit facilities in excess of $500,000; and
5) provides additional real property collateral to secure obligations under the Credit Agreement and certain hedging and cash management obligations with lenders and affiliates of lenders.

Accounts Receivable Securitization Facility Amendment
On June 26, 2012, ANR Receivables Funding, LLC (“ANR Receivables”) and Alpha Natural Resources, LLC (“ANR LLC”), each of which are subsidiaries of the Company, entered into an amendment (the “A/R Facility Amendment”) to the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011, by and among ANR Receivables, ANR LLC, certain financial institutions from time to time parties thereto as conduit purchasers, committed purchasers, purchaser agents and LC Participants (as defined therein) and PNC Bank, National Association, as administrator and LC Bank (as defined therein). The A/R Facility Amendment, among other things, replaces the maximum net leverage ratio termination event with a termination event based on a maximum net secured leverage ratio through the end of 2014 and increases the maximum net leverage ratio termination event for the first and second quarters of 2015.

(10)    Asset Retirement Obligations

As of June 30, 2012 and December 31, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $986,234 and $934,606 respectively. Changes in the asset retirement obligations for the six months ended June 30, 2012 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Total asset retirement obligations at December 31, 2011	$934,606
Accretion for the period	32,336
Sites added during the period	2,154
Revisions in estimated cash flows	39,425
Expenditures for the period	(22,287)
Total asset retirement obligations at June 30, 2012	$986,234
Less current portion	122,649
Long-term portion	$863,585

(11)    Fair Value of Financial Instruments and Fair Value Measurements

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

Long-term Debt: The fair values of the 6.00% senior notes due 2019 and the 6.25% senior notes due 2021 (collectively, the "Senior Notes"), 2.375% Convertible Notes, and 3.25% Convertible Notes, were estimated using observable market prices as these securities are traded and are considered Level 1 in the fair value hierarchy. The fair values of the term loans were estimated based on market rates of interest offered to the Company for debt of similar maturities and are considered Level 2 in the fair value hierarchy.

The estimated fair values of long-term debt were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.00% senior notes due 2019	$800,000	$712,000	$800,000	$780,000
6.25% senior notes due 2021	700,000	598,500	700,000	682,500
Term loan due 2016(1)	569,405	576,123	584,330	584,989
3.25% convertible senior notes due 2015(2)	629,311	570,035	624,946	596,955
2.375% convertible senior notes due 2015(3)	242,128	243,297	235,251	276,596
Total long-term debt	$2,940,844	$2,699,955	$2,944,527	$2,921,040

(1)	Net of debt discount of $595 and $670 as of June 30, 2012 and December 31, 2011, respectively.

(2)	Net of debt discount of $29,362 and $33,727 as of June 30, 2012 and December 31, 2011, respectively.

(3)	Net of debt discount of $45,372 and $52,249 as of June 30, 2012 and December 31, 2011, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company's financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$106,204	$106,204	$—	$—
Mutual funds held in rabbi trust	$6,132	$6,132	$—	$—
Corporate debt securities	$144,684	$—	$144,684	$—
Forward coal sales	$80,800	$—	$80,800	$—
Forward coal purchases	$(24,788)	$—	$(24,788)	$—
Commodity swaps	$(10,618)	$—	$(10,618)	$—
Commodity options	$176	$—	$176	$—
Interest rate swaps	$(4,445)	$—	$(4,445)	$—

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$38,965	$38,965	$—	$—
Mutual funds held in rabbi trust	$4,129	$4,129	$—	$—
Corporate debt securities	$61,866	$—	$61,866	$—
Forward coal sales	$27,254	$—	$27,254	$—
Forward coal purchases	$(15,456)	$—	$(15,456)	$—
Commodity swaps	$3,222	$—	$3,222	$—
Commodity options	$95	$—	$95	$—
Interest rate swaps	$(10,097)	$—	$(10,097)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust - The fair value of marketable securities is based on observable market data.

Level 2 Fair Value Measurements

Corporate Debt Securities - The fair values of the Company's corporate debt securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

Forward Coal Purchases and Sales - The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

when applicable.

Commodity Swaps - The fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party risk, when applicable.

Commodity Options - The fair values of the commodity options were estimated using an option pricing model that incorporates historical volatility of the underlying commodity, the strike price, notional amount, current market price and risk free interest rate. The fair values are adjusted for counter-party risk, when applicable.

Interest Rate Swaps - The fair values of the interest rate swaps were estimated using discounted cash flow calculations based upon forward interest-rate yield curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party risk, when applicable.

(12)    Derivative Financial Instruments

Forward Contracts

The Company manages price risk for coal sales and purchases through the use of coal supply agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception. The majority of the Company's forward contracts do not qualify as derivatives. For those contracts that do meet the definition of a derivative, certain contracts also qualify for the NPNS exception based on management's intent and ability to physically deliver or take physical delivery of the coal. Contracts that meet the definition of a derivative and do not qualify for the NPNS exception are accounted for at fair value and, accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the six months ended June 30, 2012. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to 60% and 39% of anticipated diesel fuel usage for the remaining six months of 2012 and calendar year 2013, respectively. The average fixed price per swap for diesel fuel hedges is $2.92 per gallon and $3.01 per gallon for the remaining six months of 2012 and calendar year 2013, respectively. As of June 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 36% of anticipated explosives usage in the Powder River Basin for the remaining six months of 2012. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011.

The Company sells coalbed methane. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of June 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 80% and 76% of anticipated natural gas production for the remaining six months of 2012 and for calendar year 2013, respectively.

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

The following tables present the fair values and location of the Company's derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2012	December 31, 2011
Commodity swaps (1)	$11,301	$16,532
Commodity options (1)	193	112
	$11,494	$16,644

Derivatives not designated as cash flow hedging instruments	June 30, 2012	December 31, 2011
Forward coal sales (2)	$80,800	$27,254

Total asset derivatives	$92,294	$43,898

(1)
As of June 30, 2012, $7,402 is recorded in prepaid expenses and other current assets and $4,092 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $14,436 is recorded in prepaid expenses and other current assets and $2,208 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
As of June 30, 2012, $73,889 is recorded in prepaid expenses and other current assets and $6,911 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $20,891 is recorded in prepaid expenses and other current assets and $6,363 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	June 30, 2012	December 31, 2011
Commodity swaps (1)	$21,273	$12,874

Derivatives not designated as cash flow hedging instruments	June 30, 2012	December 31, 2011
Forward coal purchases (2)	$24,788	$15,456
Commodity swaps (3)	646	436
Commodity options-coal (4)	17	17
Interest rate swaps (5)	4,445	10,097
Total	$29,896	$26,006
Total liability derivatives	$51,169	$38,880

(1)
As of June 30, 2012, $14,057 is recorded in accrued expenses and other current liabilities and $7,216 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $6,222 is recorded in accrued expenses and other current liabilities and $6,652 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)
As June 30, 2012, $24,788 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $15,456 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3)
As of June 30, 2012, $646 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $436 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(4)
As of June 30, 2012, $17 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $3 is recorded in accrued expenses and other current liabilities and $14 in other

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)
As of June 30, 2012, $4,445 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $10,097 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2012 and 2011 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2012	2011	2012	2011
Commodity swaps (1) (2) (3)	$7,583	$8,101	$230	$13,133
Commodity options (1) (2)	—	—	15	—
	$7,583	$8,101	$245	$13,133

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

(3)	Ineffectiveness during the period was immaterial.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Forward coal sales (1)	$4,296	$(5,169)	$53,555	$(2,806)
Forward coal purchases (1)	3,952	2,305	(9,332)	422
Commodity swaps (2)	(626)	(476)	(251)	(391)
Commodity options-coal (1)	—	—	—	(65)
Interest rate swap (3)	(9)	(1,076)	(330)	(1,520)
Freight swap (2)	—	—	—	84
	$7,613	$(4,416)	$43,642	$(4,276)

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the three months ended June 30, 2012, the Company reclassified $183 out of accumulated other comprehensive income (loss) because the underlying forecasted transaction was probable of not occurring. During the next twelve months, the Company expects to reclassify approximately $(2,003), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$1,333	$8,443
Net change associated with current year hedging transactions	245	13,133
Net amounts reclassified to earnings	(7,583)	(8,101)
Balance at end of period	$(6,005)	$13,475

(13)    Income Taxes

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Income tax expense (benefit) for the three and six months ended June 30, 2012 and 2011 was $(449,798), $(493,583), $(8,498) and $5,469, respectively. A reconciliation of the statutory federal income tax expense (benefit) at 35% to the actual federal income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal statutory income tax expense (benefit)	$(939,559)	$(20,498)	$(964,952)	$1,837
Increases (reductions) in taxes due to:
Percentage depletion allowance	(14,184)	10,038	(32,902)	756
State taxes, net of federal tax impact	(19,033)	(1,251)	(21,730)	(161)
State statutory tax rate change, net of federal tax impact	(6,397)	(9,325)	(6,397)	(9,325)
State apportionment change, net of federal tax impact	—	8,343	—	8,343
Non-deductible acquisition costs	—	5,961	—	5,961
Non-deductible goodwill impairment	506,634	—	506,634	—
Change in valuation allowance	21,300	—	22,754	—
Other, net	1,441	(1,766)	3,010	(1,942)
Income tax expense (benefit)	$(449,798)	$(8,498)	$(493,583)	$5,469

(14)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides workers' compensation and black lung benefits.

The components of net periodic cost are included in the tables below.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$—	$1,095	$—	$1,095
Interest cost	8,333	4,932	16,196	8,083
Expected return on plan assets	(9,129)	(5,918)	(19,163)	(10,003)
Amortization of net actuarial gain (loss)	556	126	735	(134)
Gain on settlement	—	(2,182)	—	(2,182)
Net periodic benefit credit	$(240)	$(1,947)	$(2,232)	$(3,141)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$3,484	$920	$8,084	$5,208
Interest cost	10,275	10,864	22,175	19,657
Amortization of prior service cost (credit)	109	(238)	209	(476)
Amortization of net actuarial (gain) loss	(346)	599	1,904	599
Net periodic benefit cost	$13,522	$12,145	$32,372	$24,988

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2,447	$754	$3,954	$1,161
Interest cost	1,051	989	2,844	1,580
Expected return on plan assets	(14)	(7)	(27)	(13)
Amortization of net actuarial loss	(318)	209	—	418
Net periodic benefit cost	$3,166	$1,945	$6,771	$3,146

The Company participates in the United Mine Workers of America 1974 Pension Plan (the “Plan”). The Plan is a multi-employer pension plan and was considered “seriously endangered” by the Plan's certifying actuary for the plan year beginning July 1, 2011. A funding improvement plan was sent to all participating companies for adoption. The goals of the funding improvement plan are to improve the funded status and to avoid an accumulated funding deficiency for all plan years in the funding improvement period. The funding improvement plan provides increased contribution rates beginning in 2017. The Plan's funded status is reviewed annually by the certifying actuary.

(15)    Stock-Based Compensation Awards

On May 17, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”). The principal purpose of the 2012 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2012 LTIP is currently authorized for the issuance of awards of up to 6,400,000 shares of common stock, and as of June 30, 2012, 5,731,804 shares of common stock were available for grant under the plan. The 2012 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purpose of the 2012 LTIP. Prior to the approval of the 2012 LTIP, the Company issued awards under the 2010 Long Term Incentive Plan (the “2010 LTIP”) and the Alpha Appalachia 2006 Stock and Incentive Compensation Plan (the “2006 SICP”). Upon approval of the 2012 LTIP, no additional awards were issued or are able to be issued under the 2010 LTIP or the 2006 SICP. The 2012 LTIP, the 2010 LTIP and the 2006 SICP are collectively referred to as the “Stock Plans.”

During the six months ended June 30, 2012, the Company awarded certain of its executives and key employees 1,212,895 time-based restricted share units and 1,149,392 performance-based restricted share units under the Stock Plans. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based restricted share units awarded under the Stock Plans during the six months ended June 30, 2012 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At June 30, 2012, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(both time-based and performance-based), and stock options. As a result of assessing the pre-established performance criteria for the performance-based restricted share units awarded during 2010 and 2011, the cumulative stock-based compensation expense recognized during the related vesting periods was reversed during the three months ended June 30, 2012. Stock-based compensation expense (benefit) totaled $(9,478) and $36,061 for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense (benefit) totaled $(2,464) and $47,009, for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, approximately 97% and 76%, respectively, of stock-based compensation expense (benefit) is reported as selling, general and administrative expenses. For the six months ended June 30, 2012 and 2011, approximately 70% and 74%, respectively, of stock-based compensation expense (benefit) is reported as selling, general and administrative expenses. Approximately 3% and 24% of stock-based compensation expense (benefit) was recorded as cost of coal sales for the three months ended June 30, 2012 and 2011, respectively. Approximately 30% and 26%, of stock-based compensation expense (benefit) was recorded as cost of coal sales for the six months ended June 30, 2012 and 2011, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees' minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the six months ended June 30, 2012 and 2011, the Company repurchased 355,517 and 193,948, respectively, of common shares from employees at an average price paid per share of $19.14 and $58.32, respectively.

(16)    Commitments and Contingencies

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

The Company has obligations for a federal coal lease, which contains an estimated 130,200 tons of proven and probable coal reserves in the Powder River Basin. The original lease bid totaled $143,415, payable in annual installments. The annual installment due in 2012 is $28,683. The annual installments due in 2013 through 2015 of $28,683 are due each September until the obligation is satisfied.

Contingencies

Extensive regulation of the impacts of mining on the environment and of maintaining workplace safety, and related litigation, has had or may have a significant effect on the Company's costs of production and results of operations. Further regulations, legislation or litigation in these areas may also cause the Company's sales or profitability to decline by increasing costs or by hindering the Company's ability to continue mining at existing operations or to permit new operations.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company's Condensed Consolidated Balance Sheets. The Company does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company's accounts receivable securitization program as of June 30, 2012 was $160,298. As of June 30, 2012, the Company had $300 of additional letters of credit outstanding under its senior secured revolving facility.

(d) Legal Proceedings
The Company's legal proceedings range from cases brought by a single plaintiff to class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. Other matters have progressed sufficiently that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods and for which the Company is able to estimate a range of possible loss, the current estimated range is up to $500,000 in excess of the accrued liability (if any) related to those matters. This aggregate range represents the Company's estimate of additional possible loss in excess of the accrued liability (if any) with respect to these matters and net of third party indemnification arrangements (if any, other than insurance) as described below related to those matters, based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, the Company may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that the Company had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent the Company's maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in the Company's judgment it would be in the best interest of shareholders to do so.

For purposes of Financial Accounting Standards Board Accounting Standards Codification Topic 450 (“ASC 450”), an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” ASC 450 requires accrual for a liability when it is (a) “probable that one or more future events will occur confirming the fact of loss” and (b) “the amount of loss can be reasonably estimated.” If a range of loss is estimated, the best estimate within the range is required to be accrued. If no amount within the range is a better estimate, the minimum amount of the range is required to be accrued.

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $29,300 and $800 during the three months ended June 30, 2012 and 2011, respectively.

Federal Securities Class Action

On April 29, 2010 and May 28, 2010, two purported class actions that were subsequently consolidated into one case were brought against, among others, Massey, now the Company's subsidiary Alpha Appalachia Holdings, Inc. (“Massey” or “Alpha Appalachia”), in the United States District Court for the Southern District of West Virginia in connection with alleged violations of the federal securities laws.  The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey's operations and that (ii) Massey's former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.  The lead plaintiffs seek a determination that this action is a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed under the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings allegedly arising from the same facts that allegedly give rise to this action.  On March 30, 2012, the court entered an order setting a July 13, 2012 deadline for the parties to serve their initial discovery disclosures. On July 9, 2012, the Court entered an order maintaining the stay of discovery until the earlier of either the completion of the United States' criminal investigation of the UBB explosion or January 15, 2013.

On April 25, 2011, the defendants moved to dismiss the operative complaint.  On March 27, 2012, the court denied the defendants' motion to dismiss. On July 16, 2012, the Company filed its answer to the consolidated amended class action complaint.

Niitsoo v. Alpha Natural Resources, Inc., et al.

On July 13, 2012, a purported class action brought on behalf of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company's Emerald mine in its public filings associated with its acquisition of Massey. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

Upper Big Branch (“UBB”) Explosion and Related Investigations

On April 5, 2010, before the acquisition of Massey by the Company, an explosion occurred at the UBB mine, resulting in the deaths of 29 miners.  The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner's Health, Safety, and Training of the State of West Virginia (“State”), and the Governor's Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues.  Additionally, the U.S. Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation.  The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012.

On December 6, 2011, the Company, the Office and the United States Department of Justice entered into a Non-Prosecution Agreement (the “Agreement”) resolving the criminal investigation against Massey and its affiliates relating to the UBB explosion and other health and safety related issues at Massey, and the Company also reached a comprehensive settlement with MSHA resolving outstanding civil citations, violations, and orders related to MSHA's investigation arising from the UBB explosion and other non-UBB related matters involving legacy Massey entities prior to the Massey Acquisition. The Agreement does not resolve individual responsibilities related to the UBB explosion.

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

The Company cannot predict the outcome of these investigations, including whether or not any individual will become subject to possible criminal and civil penalties or enforcement actions.  In order to accommodate these investigations, the UBB mine has been idled since the explosion. On April 20, 2012, the Company was authorized by regulatory authorities to close the UBB mine permanently, and on June 19, 2012, the sealing of the mine was completed.

On June 28, 2012, sixteen individuals who claim to have been injured in the UBB explosion filed a petition in the United

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

States District Court for the Southern District of West Virginia to amend or set aside the Agreement. On July 27, 2012, Alpha and Alpha Appalachia filed a motion to dismiss.

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

On October 19, 2011, the Boone County Circuit Court ordered that the cases pending before it be mediated by a panel of three mediators. These mediations are, per order of the court, strictly confidential. The Company has reached agreements in principle to settle with all twenty-nine families of the deceased miners as well as the two employees who were seriously injured. Twenty-seven of the twenty-nine settlements that have been reached with the families of the deceased miners have received court approval and the remaining two settlements have yet to be approved by the court. The settlements relating to the two serious injuries did not require court approval.

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from the court. The stay was lifted on July 6, 2012 but mediation was ordered to continue. On July 20, 2012, the stay was reinstated for discovery-related activities at the request of the United States Attorney and by agreement of the parties. This stay is expected to remain in effect until the criminal investigation is completed or until January 15, 2013, whichever is earlier.

On April 5, 2012, one of the families of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries, the Company's CEO and the Company's Board of Directors.

Uniform Fraudulent Transfers Act Action

On June 1, 2011, certain of the plaintiffs who had filed wrongful death cases filed a complaint against Massey, Massey Coal Services, Inc., Performance Coal Company, and certain individuals in the Circuit Court of Boone County, West Virginia, alleging that the Massey Acquisition represented a fraudulent transfer intended to prevent plaintiffs from recovering damages in their wrongful death actions.  Plaintiffs request that the court order defendants to post a bond of at least $500,000. Each plaintiff in this action has agreed to settle their wrongful death cases, as discussed above, and as part of those settlements, has also agreed to dismiss this action. On May 14, 2012, the Court entered an order dismissing this case with prejudice.

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

Delaware Chancery Court

In a case filed on April 23, 2010 in Delaware Chancery Court, In re Massey Energy Company Derivative and Class Action Litigation (“In re Massey”), a number of purported former Massey stockholders (the “Delaware Plaintiffs”) allege, purportedly on behalf of Massey, that certain former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey's employees, allegedly resulting in fines against Massey and the explosion at UBB, and by wasting corporate assets by paying allegedly excessive and inflated amounts to former Massey Chairman and Chief Executive Officer Don L.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Blankenship as part of his retirement package.  The Delaware Plaintiffs also allege, on behalf of a purported class of former Massey stockholders, that certain former Massey directors breached their fiduciary duties by agreeing to the Massey Acquisition.  The Delaware Plaintiffs allege that defendants breached their fiduciary duties by failing to secure the best price possible, by failing to secure any downside protection for the acquisition consideration, and by purportedly eliminating the possibility of a superior proposal by agreeing to a “no shop” provision and a termination fee.  In addition, the Delaware Plaintiffs allege that defendants agreed to the Massey Acquisition to eliminate the liability that defendants faced on the Delaware Plaintiffs' derivative claims.  Finally, the Delaware Plaintiffs allege that defendants failed to fully disclose all material information necessary for Massey stockholders to cast an informed vote on the Massey Acquisition.

The Delaware Plaintiffs also name the Company and Mountain Merger Sub, Inc. (“Merger Sub”), the Company's wholly-owned subsidiary created for purposes of effecting the Massey Acquisition, which, at the effective time of the Massey Acquisition, was merged with and into Massey, as defendants. The Delaware Plaintiffs allege that the Company and Merger Sub aided and abetted the former Massey directors' alleged breaches of fiduciary duty and agreed to orchestrate the Massey Acquisition for the purpose of eliminating the former Massey directors' potential liability on the derivative claims. Two additional putative class actions were brought against Massey, certain former Massey directors and officers, the Company and Merger Sub in the Delaware Court of Chancery following the announcement of the Massey Acquisition, which were consolidated for all purposes with In re Massey on February 9, 2011 and February 24, 2011, respectively.

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

On June 10, 2011, Massey moved to dismiss the Delaware Plaintiffs' derivative claims on the ground that the Delaware Plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, and the Company and Alpha Appalachia Merger Sub moved to dismiss the purported class action claim against them for failure to state a claim upon which relief may be granted.  On June 10 and 13, 2011, certain former Massey director and officer defendants moved to dismiss the derivative claims and filed answers to the remaining direct claims.

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stays the matter until March 1, 2012, without prejudice to the parties' right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.  On January 31, 2012, the Company and Alpha Appalachia requested that the Delaware Plaintiffs consent to a six month extension of  the stay order (the “Stay Order”); the Delaware Plaintiffs refused to do so.  On February 21, 2012, the Company and Alpha Appalachia filed a motion to extend the Stay Order. On June 15, 2012, the Court held a hearing on Defendants' motion to extend the Stay Order and granted the motion, extending the stay of proceedings until the earlier of either the completion of the United States' criminal investigation or January 15, 2013.

West Virginia State Court Derivative Suit

In a case filed on April 15, 2010 in West Virginia state court, three purported former Massey stockholders (the “West Virginia Plaintiffs”) allege, purportedly on behalf of Massey, that certain former Massey directors and officers breached their fiduciary duties by failing to monitor and oversee Massey's employees, allegedly resulting in fines against Massey and the explosion at UBB. The West Virginia Plaintiffs seek an award against each defendant and in favor of Massey for the amount of damages sustained by Massey as a result of defendants' alleged breaches of fiduciary duty and an award to the West Virginia Plaintiffs of the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs, and expenses.

On May 2, 2011, the West Virginia Plaintiffs moved for leave to amend their complaint to add Alpha and Merger Sub as additional defendants and to add claims allegedly arising out of the then-proposed Massey Acquisition. In their proposed amended complaint, the West Virginia Plaintiffs allege that certain former Massey directors breached their fiduciary duties by failing to obtain the highest price reasonably available for Massey and by failing to disclose material information to Massey's then-stockholders in connection with the stockholder vote on the Massey Acquisition. The West Virginia Plaintiffs also allege that Massey, Merger Sub and the Company aided and abetted the former Massey directors' breaches of fiduciary duty. The West Virginia Plaintiffs further allege that certain former Massey directors wasted corporate assets by failing to maintain sufficient internal controls over Massey's safety and environmental reporting; failing to properly consider the interests of Massey and its stockholders, including the value of the derivative claims asserted by the West Virginia Plaintiffs in the Massey Acquisition;

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

failing to conduct proper supervision; paying undeserved incentive compensation to certain Massey executive directors, particularly former Massey Chairman and CEO Don L. Blankenship during Massey's alleged years of noncompliance with safety regulations and more recently as part of Blankenship's retirement package; incurring millions of dollars in fines due to safety and environmental violations; and incurring potentially hundreds of millions of dollars of legal liability and/or legal costs to defend defendants' allegedly unlawful actions. Finally, the West Virginia Plaintiffs' proposed amended complaint alleges that certain former Massey directors were unjustly enriched by their compensation as directors.

On May 25, 2011, the West Virginia Plaintiffs filed a petition with the West Virginia Supreme Court for a preliminary injunction against the consummation of the Massey Acquisition, which was denied on May 31, 2011.

On June 24, 2011, the defendants moved to dismiss the West Virginia Plaintiffs' original complaint on the grounds that plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, or, alternatively, to stay this case in favor of In re Massey, described above.  Defendants also filed an opposition to the West Virginia Plaintiffs' motion to amend.  On August 19, 2011, the West Virginia Plaintiffs filed a combined memorandum in opposition to defendants' motion to dismiss or stay and in further support of their motion to amend.  On August 22, 2011, defendants filed a memorandum in further support of their motion to dismiss or stay and in further opposition to plaintiffs' motion to amend.  On August 23, 2011, the court held a hearing on defendants' motion to dismiss and plaintiffs' motion to amend.  Without deciding the motions, the court requested the parties to submit competing proposed orders containing findings of fact and conclusions of law and proposed scheduling orders for the court's consideration, which the parties did on September 9, 2011.  The motions remain pending.

West Virginia State Court - Contempt Proceedings

On April 16, 2010, Manville Personal Injury Settlement Trust (“Manville”), one of the West Virginia Plaintiffs, filed a petition in the Circuit Court of Kanawha County, West Virginia, requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey's board of directors with respect to alleged violations of a settlement agreement.  In July 2007, Manville filed a complaint, purportedly on behalf of Massey, alleging that certain of Massey's then directors and officers breached their fiduciary duties.  On May 20, 2008, the parties executed a stipulation of settlement, which the court subsequently approved.  The settlement provided for a release of all claims that were or could have been asserted on behalf of Massey in exchange for, among other things, certain corporate governance reforms and an agreement that the Massey board of directors would make a Corporate Social Responsibility Report to its stockholders on an annual basis that would include, among other things, a report on Massey's environmental and worker safety compliance.  Manville alleges that Massey's 2009 Corporate Social Responsibility Report did not contain a sufficient report on worker safety compliance.  On April 22, 2010, the court issued an order for a rule to show cause, initiating the contempt proceedings.

On May 31, 2011, Manville, now joined by the other two West Virginia Plaintiffs, filed a new petition for civil contempt, requesting that the court initiate civil contempt proceedings against certain of the then-current members of Massey's board of directors and certain then-current Massey officers in connection with certain additional alleged violations of the settlement.

On June 22, 2011, the individual defendants that have been served with the new petition filed a motion to dismiss that petition, as well as the original April 16 petition, and also moved to vacate the 2008 order, in which the court approved the settlement, as against them.  On June 28, 2011, nominal defendant Alpha Appalachia joined in the individual defendants' motions to dismiss and vacate.  On July 21, 2011, the court held a hearing on the defendants' motions to dismiss and vacate.

On September 29, 2011, the court granted the individual defendants' motions to dismiss and vacate and ordered that the contempt proceedings be terminated in their entirety.  The plaintiffs have filed an appeal, which remains pending.

U.S. District Court - Eastern District of Virginia

In the United States District Court for the Eastern District of Virginia, purported former Massey stockholder Benjamin Mostaed (“Mostaed”) alleges in a suit filed on February 2, 2011, and amended thereafter, purportedly on behalf of a class of former Massey stockholders, that Massey, Alpha and certain former Massey directors violated Sections 14(a) of the Exchange Act and Rule 14a-9 thereunder by filing a false and misleading preliminary proxy statement in connection with the then-proposed Massey Acquisition; that Massey and certain former Massey directors violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 14(a) of the Exchange Act; that certain former Massey directors violated their fiduciary duties by causing Massey to enter into the Merger Agreement with Alpha pursuant to an unfair process that resulted in an unfair offer with preclusive deal protection devices that allegedly inhibited

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

superior proposals; and that Massey and Alpha aided and abetted the former Massey directors' alleged breaches of fiduciary duty.  Mostaed sought an injunction preventing the consummation of the Massey Acquisition; rescission of the Merger Agreement; and an award of the costs and disbursements of the action, including reasonable attorneys' and experts' fees.

On February 4, 2011, William D. Perkins (“Perkins”), another purported former Massey stockholder, filed a suit in the Eastern District of Virginia similar to Mostaed's.  On February 17, 2011, Mostaed requested that the court consolidate the two pending actions, along with any subsequently filed actions challenging the proposed transaction.  Defendants did not oppose the motion.  On June 3, 2011, the court granted the motion.

On June 24, 2011, Mostaed informed the court that, aside from a motion for an award of attorneys' fees, he did not intend to prosecute the action further and would voluntarily dismiss his claims.

On July 13, 2011, Mostaed and Perkins moved for an award of attorneys' fees, reimbursement of expenses and incentive awards, contending that voluntary remedial measures implemented by defendants and sought by Mostaed (i.e., additional disclosure) had mooted Mostaed's claims.  On July 26, 2011, defendants filed their opposition and on August 4, 2011, Mostaed and Perkins filed their reply brief.  The court subsequently denied plaintiffs' request for oral argument.  The motion remains pending.

Well Water Suit

Since September 2004, approximately 738 plaintiffs have filed approximately 400 suits against the Company's subsidiaries Alpha Appalachia and Rawl Sales & Processing Co. in the Circuit Court of Mingo County, West Virginia, for alleged property damage and personal injuries arising out of slurry injection and impoundment practices during the period of 1978 through 1987 allegedly contaminating plaintiffs' water wells. Plaintiffs sought injunctive relief and compensatory damages in excess of $170,000 and unquantified punitive damages, including medical monitoring for the next 30 years.

A mediation session held on July 25-27, 2011 resulted in settlement of all plaintiffs' claims.  Court approval of the settlement was granted on April 20, 2012. The Company believes that the terms of the settlement will not result in any material impact on its results of operations.

Mine Water Discharge Suits

The West Virginia Department of Environmental Protection ("WVDEP") has brought civil enforcement actions against two of the Company's subsidiaries, Paynter Branch Mining, Inc. and Pioneer Fuel Corporation, in various West Virginia state courts seeking civil penalties based on alleged discharge of selenium, and in one case, other additional materials, in excess of permitted levels.  The Company has reached agreements to resolve both claims with WVDEP, but both agreements remain subject to court approval. The Company does not believe the amounts of any civil penalties or fines resulting from the Paynter Branch Mining, Inc. and Pioneer Fuel Corporation cases will be material to its results of operations.

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

On March 20, 2012, three environmental groups filed a citizen's suit against two of the Company's subsidiaries, Alex Energy, Inc. and Elk Run Coal Company, Inc., in federal court in the Southern District of West Virginia alleging violations of the terms of the subsidiaries' water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

On April 16, 2012, three environmental groups filed a citizen's suit in federal court in the Southern District of West Virginia against one of the Company's subsidiaries, Boone East Development Company (“Boone East”), which owns land previously mined and reclaimed by other companies, alleging that Boone East is discharging pollutants without a permit.

On May 15, 2012, WVDEP filed a civil enforcement action against the Company's subsidiary Riverside Energy Company, LLC, in McDowell County Circuit Court in West Virginia seeking civil penalties and injunctive relief based on alleged discharge of selenium in excess of permitted levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On July 16, 2012, three environmental groups filed a filed a citizen's suit in federal court in the Southern District of West Virginia against seven of the Company's subsidiaries alleging violations of the terms of the subsidiaries' water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

Nicewonder Litigation

In December 2004, prior to the Company's acquisition of Nicewonder in October 2005, the Affiliated Construction Trades Foundation (“ACTF”), a division of the West Virginia State Building and Construction Trades Council, brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became the Company's wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the United States District Court in the Southern District of West Virginia. The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI's road construction project was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws and sought to enjoin performance of the contract, but did not seek monetary damages.

On September 30, 2009, the District Court issued an order that dismissed or denied for lack of standing all of the plaintiff's claims under federal law and remanded the remaining state claims to the Circuit Court of Kanawha County, West Virginia for resolution.  On May 7, 2010, the Circuit Court of Kanawha County entered summary judgment in favor of NCI.  On June 22, 2011, the West Virginia Supreme Court of Appeals reversed the Circuit Court order granting summary judgment in favor of NCI, and remanded the case back to the Circuit Court for further proceedings. Following remand, ACTF filed a motion for summary judgment, which the Circuit Court denied on November 9, 2011.  ACTF challenged the order denying its summary judgment motion to the West Virginia Supreme Court of Appeals.

On June 21, 2012, the West Virginia Supreme Court of Appeals issued an opinion finding that ACTF does have standing to pursue its claims and remanded the case back to the Circuit Court of Kanawha County, West Virginia for further proceedings. NCI's portion of the highway project under the contract is nearly complete.

 Fluor Litigation

Alpha Appalachia and certain of its subsidiaries are also parties to a number of lawsuits and other legal proceedings related to certain non-coal businesses (the “Prior Business”) previously conducted by its former affiliate Fluor Corporation. These lawsuits include the Alexander-Pederson-Helig cases in which two of Alpha Appalachia's subsidiaries, Appalachia Holding Company (“Appalachia Holding”) and DRIH Corporation (“DRIH”), were named defendants along with Fluor. In July 2011, those cases resulted in a jury award in the City of St. Louis Circuit Court in favor of the plaintiffs for $38,500 in compensatory and economic damages and $320,000 in punitive damages. The total aggregate judgment against Alpha Appalachia's subsidiaries is $118,500.

Under the terms of the Distribution Agreement entered into by Alpha Appalachia (then called Massey) and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the Court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia's subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor's motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia's subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at June 30, 2012. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending

In connection with Fluor's sale of the Prior Business to a group of purchasers (the “Rennert Entities”) in 1994, the Rennert Entities had agreed to indemnify Fluor and its affiliates for losses and liabilities arising from the Prior Business. In late 2010, the Rennert Entities settled with the plaintiffs in the Alexander-Pederson-Helig cases without indemnifying or obtaining a release for the benefit of Fluor and Alpha Appalachia's subsidiaries.

In January 2012, the Rennert Entities filed suit against Fluor and two of Alpha Appalachia's subsidiaries in the United

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

States District Court for the Eastern District of Missouri seeking return of funds previously paid by the Rennert Entities to settle personal injury and property damage claims against Fluor and Alpha Appalachia's subsidiaries allegedly arising out of the Prior Business and a declaration of non-liability for indemnification with respect to the Alexander-Pederson-Helig cases and any future claims or judgments against Fluor and Alpha Appalachia's subsidiaries arising out of the Prior Business. Also in January 2012, Fluor filed suit against the Rennert Entities in Missouri state court alleging various breach of contract and tort claims and seeking a declaratory judgment regarding the Rennert Entities' indemnification obligations to Fluor and Alpha Appalachia's subsidiaries against claims arising out of the Prior Business. On February 21, 2012, Appalachia Holding and DRIH joined Fluor as plaintiffs in this suit. At the same time, Fluor, Appalachia Holding and DRIH moved to dismiss, or in the alternative, to stay the suit pending in federal court in Missouri in favor of the Missouri state court action. On June 21, 2012, Missouri federal court stayed the case before it in favor of the suit pending in the Missouri state court.

On April 4, 2012, the Rennert entities moved to dismiss the Missouri state court action. On July 13, 2012, the Missouri state court scheduled an expedited hearing on the Rennert entities' pending motions to dismiss for August 15, 2012.

Other Legal Proceedings

In addition to the matters disclosed above, the Company and its subsidiaries are involved in a number of legal proceedings and governmental examinations incident to its normal business activities.  While the Company cannot predict the outcome of these proceedings, the Company does not believe that any liability arising from these matters individually or in the aggregate should have a material impact upon its consolidated cash flows, results of operations or financial condition.

(17)    Segment Information

The Company discloses information about operating segments based on the way that management organizes the enterprise for making operating decisions and assessing performance. The Company periodically evaluates its application of accounting guidance for reporting its segments.

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2012, and Eastern Coal Operations, which consists of 77 underground mines and 37 surface mines in Northern and Central Appalachia as of June 30, 2012, as well as road construction and coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended June 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,696,548	$132,601	$18,960	$1,848,109
Depreciation, depletion, and amortization	$250,862	$15,414	$6,574	$272,850
Amortization of acquired intangibles, net	$(21,637)	$3,411	$940	$(17,286)
EBITDA	$(2,318,843)	$(36,637)	$(28,200)	$(2,383,680)
Capital expenditures	$112,791	$4,677	$2,002	$119,470
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures for the three months ended June 30, 2011 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,446,543	$132,695	$18,800	$1,598,038
Depreciation, depletion, and amortization	$127,698	$14,411	$5,002	$147,111
Amortization of acquired intangibles, net	$(16,325)	$6,862	$535	$(8,928)
EBITDA	$256,825	$8,972	$(157,224)	$108,573
Capital expenditures	$98,787	$9,709	$7,071	$115,567
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures for the six months ended June 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,453,056	$287,338	$42,328	$3,782,722
Depreciation, depletion, and amortization	$514,933	$30,415	$13,274	$558,622
Amortization of acquired intangibles, net	$(62,127)	$6,992	$2,337	$(52,798)
EBITDA	$(2,102,105)	$(16,690)	$(42,839)	$(2,161,634)
Capital expenditures	$223,315	$12,777	$9,152	$245,244
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures for the six months ended June 30, 2011 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,411,607	$283,230	$33,939	$2,728,776
Depreciation, depletion, and amortization	$197,060	$29,485	$9,204	$235,749
Amortization of acquired intangibles, net	$(1,098)	$17,915	$238	$17,055
EBITDA	$453,447	$31,675	$(183,548)	$301,574
Capital expenditures	$122,301	$19,432	$30,935	$172,668
Acquisition of mineral rights under federal lease	—	$36,108	—	$36,108

The following table presents a reconciliation of EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBITDA	$(2,383,680)	$108,573	$(2,161,634)	$301,574
Interest expense	(46,534)	(29,968)	(91,968)	(45,578)
Interest income	1,324	1,012	2,421	2,057
Income tax (expense) benefit	449,798	8,498	493,583	(5,469)
Depreciation, depletion and amortization	(272,850)	(147,111)	(558,622)	(235,749)
Amortization of acquired intangibles, net	17,286	8,928	52,798	(17,055)
Net loss	$(2,234,656)	$(50,068)	$(2,263,422)	$(220)

The following table presents total assets and goodwill as of June 30, 2012 and December 31, 2011:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Total Assets		Goodwill
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Eastern Coal Operations	$11,499,326	$14,427,166	$749,947	$2,221,971
Western Coal Operations	613,190	657,419	—	53,308
All Other	1,228,175	1,509,460	5,912	5,912
Total	$13,340,691	$16,594,045	$755,859	$2,281,191

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $888,685 and $1,656,392, or approximately 48% and 44%, respectively, of total revenues for the three and six months ended June 30, 2012, respectively. Export revenues totaled $792,714 and $1,291,708, or approximately 50% and 47%, respectively, of total revenues for the three and six months ended June 30, 2011, respectively.

(18)    Supplemental Guarantor and Non-Guarantor Financial Information

On June 1, 2011, the Company issued the Senior Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company's subsidiaries (the “Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, respectively, based on the guarantor structure that was put in place in connection with the issuance of the Company's Senior Notes, and would be in place in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of its Senior Notes and of any New Notes that may be issued in the future. "Non-Guarantor Subsidiaries" refers, for the tables below, to ANR Receivables Funding LLC, Alpha Australia Pty. Limited, Alpha Coal India Private Limited, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. The Non-Guarantor Subsidiaries are not guarantors of the Company's Senior Notes and would not be guarantors of any New Notes. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of its Senior Notes or to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$(83)	$251,227	$1,048	$—	$252,192
Trade accounts receivable, net	—	133,505	401,057	—	534,562
Inventories, net	—	503,565	—	—	503,565
Prepaid expenses and other current assets	—	672,884	2,861	—	675,745
Total current assets	(83)	1,561,181	404,966	—	1,966,064
Property, equipment and mine development costs, net	—	2,394,587	—	—	2,394,587
Owned and leased mineral rights and land, net	—	7,483,048	—	—	7,483,048
Goodwill, net	—	755,859	—	—	755,859
Other acquired intangibles, net	—	284,195	—	—	284,195
Other non-current assets	8,810,073	9,094,435	5,451	(17,453,021)	456,938
Total assets	$8,809,990	$21,573,305	$410,417	$(17,453,021)	$13,340,691
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$60,000	$8,720	$—	$—	$68,720
Trade accounts payable	4,708	359,491	24	—	364,223
Accrued expenses and other current liabilities	1,422	1,034,097	62	—	1,035,581
Total current liabilities	66,130	1,402,308	86	—	1,468,524
Long-term debt	2,251,532	667,997	—	—	2,919,529
Pension and postretirement medical benefit obligations	—	1,275,310	—	—	1,275,310
Asset retirement obligations	—	863,585	—	—	863,585
Deferred income taxes	—	953,698	—	—	953,698
Other non-current liabilities	1,417,533	1,813,846	388,937	(2,835,066)	785,250
Total liabilities	3,735,195	6,976,744	389,023	(2,835,066)	8,265,896
Stockholders' Equity
Total stockholders' equity	5,074,795	14,596,561	21,394	(14,617,955)	5,074,795
Total liabilities and stockholders' equity	$8,809,990	$21,573,305	$410,417	$(17,453,021)	$13,340,691

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$613	$584,273	$996	$—	$585,882
Trade accounts receivable, net	—	284,675	357,300	—	641,975
Inventories, net	—	492,022	—	—	492,022
Prepaid expenses and other current assets	—	825,348	2,848	—	828,196
Total current assets	613	2,186,318	361,144	—	2,548,075
Property, equipment and mine development costs, net	—	2,812,069	—	—	2,812,069
Owned and leased mineral rights, net	—	8,284,328	—	—	8,284,328
Goodwill, net	—	2,281,191	—	—	2,281,191
Other acquired intangibles, net	—	347,889	—	—	347,889
Other non-current assets	11,627,250	11,772,085	4,272	(23,083,114)	320,493
Total assets	$11,627,863	$27,683,880	$365,416	$(23,083,114)	$16,594,045
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$45,000	$1,029	$—	$—	$46,029
Trade accounts payable	5,018	499,016	25	—	504,059
Accrued expenses and other current liabilities	9,151	1,349,986	23	—	1,359,160
Total current liabilities	59,169	1,850,031	48	—	1,909,248
Long-term debt	2,274,580	647,472	—	—	2,922,052
Pension and postretirement medical benefit obligations	—	1,214,724	—	—	1,214,724
Asset retirement obligations	—	743,613	—	—	743,613
Deferred income taxes	—	1,507,923	—	—	1,507,923
Other non-current liabilities	1,919,070	2,494,411	346,099	(3,838,139)	921,441
Total liabilities	4,252,819	8,458,174	346,147	(3,838,139)	9,219,001
Stockholders' Equity
Total stockholders' equity	7,375,044	19,225,706	19,269	(19,244,975)	7,375,044
Total liabilities and stockholders' equity	$11,627,863	$27,683,880	$365,416	$(23,083,114)	$16,594,045

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,565,281	$—	$—	$1,565,281
Freight and handling revenues	—	233,357	—	—	233,357
Other revenues	—	45,949	3,522	—	49,471
Total revenues	—	1,844,587	3,522	—	1,848,109
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,406,394	—	—	1,406,394
Freight and handling costs	—	233,357	—	—	233,357
Other expenses	—	10,444	—	—	10,444
Depreciation, depletion, and amortization	—	272,850	—	—	272,850
Amortization of acquired intangibles, net	—	(17,286)	—	—	(17,286)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	45,228	783	—	46,011
Asset impairment and restructuring	—	1,010,878	—	—	1,010,878
Goodwill impairment	—	1,525,332	—	—	1,525,332
Total costs and expenses	—	4,487,197	783	—	4,487,980
Income (loss) from operations	—	(2,642,610)	2,739	—	(2,639,871)
Other income (expense):
Interest expense	(39,290)	(6,535)	(709)	—	(46,534)
Interest income	—	1,311	13	—	1,324
Miscellaneous expense, net	—	628	(1)	—	627
Total other expense, net	(39,290)	(4,596)	(697)	—	(44,583)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(39,290)	(2,647,206)	2,042	—	(2,684,454)
Income tax benefit (expense)	15,323	435,271	(796)	—	449,798
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(2,210,689)	—	—	2,210,689	—
Net income (loss)	$(2,234,656)	$(2,211,935)	$1,246	$2,210,689	$(2,234,656)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,410,892	$—	$—	$1,410,892
Freight and handling revenues	—	150,871	—	—	150,871
Other revenues	—	33,541	2,734	—	36,275
Total revenues	—	1,595,304	2,734	—	1,598,038
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,106,999	—	—	1,106,999
Freight and handling costs	—	150,871	—	—	150,871
Other expenses	—	38,227	—	—	38,227
Depreciation, depletion, and amortization	—	147,111	—	—	147,111
Amortization of acquired intangibles, net	—	(8,928)	—	—	(8,928)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	188,756	915	—	189,671
Total costs and expenses	—	1,623,036	915	—	1,623,951
Income (loss) from operations	—	(27,732)	1,819	—	(25,913)
Other income (expense):
Interest expense	(21,434)	(8,077)	(457)	—	(29,968)
Interest income	—	1,012	—	—	1,012
Loss on early extinguishment of debt	(4,751)	195	—	—	(4,556)
Miscellaneous expense, net	—	859	—	—	859
Total other expense, net	(26,185)	(6,011)	(457)	—	(32,653)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(26,185)	(33,743)	1,362	—	(58,566)
Income tax benefit (expense)	10,212	(1,183)	(531)	—	8,498
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(34,095)	742	—	33,353	—
Net income (loss)	$(50,068)	$(34,184)	$831	$33,353	$(50,068)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$3,204,839	$—	$—	$3,204,839
Freight and handling revenues	—	442,707	—	—	442,707
Other revenues	—	128,299	6,877	—	135,176
Total revenues	—	3,775,845	6,877	—	3,782,722
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	2,821,790	—	—	2,821,790
Freight and handling costs	—	442,707	—	—	442,707
Other expenses	—	29,837	—	—	29,837
Depreciation, depletion, and amortization	—	558,622	—	—	558,622
Amortization of acquired intangibles, net	—	(52,798)	—	—	(52,798)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	109,098	1,924	—	111,022
Asset impairment and restructuring	—	1,014,934	—	—	1,014,934
Goodwill impairment	—	1,525,332	—	—	1,525,332
Total costs and expenses	—	6,449,522	1,924	—	6,451,446
Income (loss) from operations	—	(2,673,677)	4,953	—	(2,668,724)
Other income (expense):
Interest expense	(77,890)	(12,655)	(1,423)	—	(91,968)
Interest income	—	2,407	14	—	2,421
Miscellaneous expense, net	—	1,327	(61)	—	1,266
Total other expense, net	(77,890)	(8,921)	(1,470)	—	(88,281)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(77,890)	(2,682,598)	3,483	—	(2,757,005)
Income tax benefit (expense)	30,377	464,564	(1,358)	—	493,583
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(2,215,909)	—	—	2,215,909	—
Net income (loss)	$(2,263,422)	$(2,218,034)	$2,125	$2,215,909	$(2,263,422)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$2,397,870	$—	$—	$2,397,870
Freight and handling revenues	—	266,926	—	—	266,926
Other revenues	—	58,829	5,151	—	63,980
Total revenues	—	2,723,625	5,151	—	2,728,776
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,841,984	—	—	1,841,984
Freight and handling costs	—	266,926	—	—	266,926
Other expenses	—	56,806	—	—	56,806
Depreciation, depletion, and amortization	—	235,749	—	—	235,749
Amortization of acquired intangibles, net	—	17,055	—	—	17,055
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	255,238	1,717	—	256,955
Total costs and expenses	—	2,673,758	1,717	—	2,675,475
Income from operations	—	49,867	3,434	—	53,301
Other income (expense):
Interest expense	(29,679)	(15,056)	(843)	—	(45,578)
Interest income	—	2,057	—	—	2,057
Loss on early extinguishment of debt	(4,751)	195	—	—	(4,556)
Miscellaneous expense, net	—	25	—	—	25
Total other expense, net	(34,430)	(12,779)	(843)	—	(48,052)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(34,430)	37,088	2,591	—	5,249
Income tax benefit (expense)	13,428	(17,887)	(1,010)	—	(5,469)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	20,782	(19,501)	—	(1,281)	—
Net income (loss)	$(220)	$(300)	$1,581	$(1,281)	$(220)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,234,656)	$(2,211,935)	$1,246	$2,210,689	$(2,234,656)
Total comprehensive income (loss)	$(2,276,926)	$(2,254,205)	$1,246	$2,252,959	$(2,276,926)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(50,068)	$(34,184)	$831	$33,353	$(50,068)
Total comprehensive income (loss)	$(71,085)	$(55,201)	$831	$54,370	$(71,085)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,263,422)	$(2,218,034)	$2,125	$2,215,909	$(2,263,422)
Total comprehensive income (loss)	$(2,287,833)	$(2,242,445)	$2,125	$2,240,320	$(2,287,833)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(220)	$(300)	$1,581	$(1,281)	$(220)
Total comprehensive income (loss)	$(5,195)	$(5,275)	$1,581	$3,694	$(5,195)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(8,038)	$143,348	$39	$135,349
Investing activities:
Capital expenditures	—	(245,244)	—	(245,244)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchase of equity-method investments	—	(10,100)	—	(10,100)
Purchases of marketable securities, net	—	(152,702)	—	(152,702)
Other, net	—	5,973	—	5,973
Net cash used in investing activities	—	(438,181)	—	(438,181)
Financing activities:
Principal repayments of long-term debt	(15,000)	—	—	(15,000)
Principal repayments of capital lease obligations	—	(1,767)	—	(1,767)
Debt issuance costs	(6,436)	—	—	(6,436)
Common stock repurchases	(6,804)	—	—	(6,804)
Proceeds from exercise of stock options	149	—	—	149
Other, net	—	(1,000)	—	(1,000)
Transactions with affiliates	35,433	(35,446)	13	—
Net cash (used in) provided by financing activities	7,342	(38,213)	13	(30,858)
Net increase (decrease) in cash and cash equivalents	(696)	(333,046)	52	(333,690)
Cash and cash equivalents at beginning of period	613	584,273	996	585,882
Cash and cash equivalents at end of period	$(83)	$251,227	$1,048	$252,192

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by operating activities	$7,640	$287,200	$34	$294,874
Investing activities:
Cash paid for Massey Acquisition, net of cash acquired	(711,387)	—	—	(711,387)
Capital expenditures	—	(172,668)	—	(172,668)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchase of equity-method investment	—	(4,000)	—	(4,000)
Purchases of marketable securities, net	—	(97,842)	—	(97,842)
Other, net	—	(3,185)	—	(3,185)
Net cash used in investing activities	(711,387)	(313,803)	—	(1,025,190)
Financing activities:
Principal repayments of long-term debt	—	(737,610)	—	(737,610)
Payment to redemption trust	—	(264,017)	—	(264,017)
Proceeds from borrowing on long-term debt	2,100,000	—	—	2,100,000
Debt issuance	(84,041)	—	—	(84,041)
Excess tax benefit from stock-based awards	—	4,777	—	4,777
Common stock repurchases	(32,310)	—	—	(32,310)
Proceeds from exercise of stock options	3,030	—	—	3,030
Transactions with affiliates	(1,302,315)	1,302,211	104	—
Net cash provided by financing activities	684,364	305,361	104	989,829
Net increase (decrease) in cash and cash equivalents	(19,383)	278,758	138	259,513
Cash and cash equivalents at beginning of period	20,331	534,441	—	554,772
Cash and cash equivalents at end of period	$948	$813,199	$138	$814,285

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•	reductions or increases in customer coal inventories and the timing of those changes;

•	global economic, capital market or political conditions, including a prolonged economic recession in the markets in which we operate;

•	changes in safety and health laws and regulations and the ability to comply with such changes;

•	inherent risks of coal mining beyond our control;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	competition in coal markets;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	changes in postretirement benefit obligations, pension obligations and federal and state black lung obligations;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	our ability to negotiate new UMWA wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

•	availability of skilled employees and other employee workforce factors, such as labor relations;

•	potential instability and volatility in worldwide financial markets;

•	future legislation and changes in regulations, governmental policies or taxes or changes in interpretation thereof;

•	disruption in coal supplies;

•	our production capabilities and costs;

•
our ability to integrate successfully operations that we have acquired or developed with our existing operations, including those of Massey Energy Company (“Massey”), as well as those operations that we may acquire or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	our plans and objectives for future operations and expansion or consolidation;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•	uncertainty of the expected financial performance of Alpha following the Massey Acquisition (defined below);

•	our ability to achieve the cost savings and synergies contemplated by the Massey Acquisition within the expected time frame;

•	disruption from the Massey Acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•	the outcome of pending or potential litigation or governmental investigations, including with respect to the Upper Big Branch explosion;

•	the inability of our third-party coal suppliers to make timely deliveries and the refusal by our customers to receive coal under agreed contract terms;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in and renewal or acquisition of new long-term coal supply arrangements;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	availability of mining and processing equipment and parts;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	indemnification of certain obligations not being met;

•	continued funding of the road construction business, related costs, and profitability estimates;

•	restrictive covenants in our secured credit facility and the indentures governing our outstanding debt securities;

•	certain terms of our outstanding debt securities, including any conversions of our convertible debt, that may adversely impact our liquidity;

•	our substantial indebtedness and potential future indebtedness;

•	significant or rapid increases in commodity prices;

•	reclamation and mine closure obligations;

•	terrorist attacks and threats, and escalation of military activity in response to such attacks;

•	inflationary pressures on supplies and labor;

•	utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;

•	weather conditions or catastrophic weather-related damage; and

•
other factors, including the other factors discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Explanatory Note

On June 1, 2011, we completed our acquisition (the “Massey Acquisition”) of Massey. Accordingly, our consolidated results of operations for the three and six months ended June 30, 2011 include Massey's results of operations only for the period June 1, 2011 to June 30, 2011.

Overview

We are one of America's premier coal suppliers, operating 116 mines and 30 coal preparation and load-out facilities as of June 30, 2012 in Northern and Central Appalachia and the Powder River Basin, with approximately 13,500 employees.

On February 3, 2012, we announced that subsidiaries in Kentucky and West Virginia planned to idle four mines immediately and two others between the date of announcement and early 2013, while several other mines altered work schedules or reduced the number of production crews. Altogether ten mining operations were affected, four in eastern Kentucky and six in southern West Virginia. The adjustments are expected to reduce 2012 coal production by approximately 4.0 million tons. The total includes approximately 2.5 million tons of thermal coal and 1.5 million tons of lower quality, high-volatility metallurgical coal.

In addition, on May 3, 2012, we announced further reductions in production that would be implemented during the remainder of 2012. As part of the implementation of planned reductions, we announced on June 8, 2012 that subsidiaries in Kentucky will discontinue mining at four mines and idle two preparation plants. Production will be scaled back at several other mines, and four contract mines will be closed. The adjustments are expected to reduce shipments of thermal coal by an additional 2.0 million tons in 2012 and 4.0 million tons in 2013. Additionally, satellite offices in Richmond, VA., Denver, CO., Latrobe, PA., and Linthicum Heights, MD. will be closed by the end of 2012 and support functions will be consolidated from other locations as well.

During the three months ended June 30, 2012, we tested certain of our long-lived assets and goodwill for impairment and recorded charges for asset impairment and restructuring of $1,010.9 million and goodwill impairment of $1,525.3 million.

We produce, process, and sell steam and metallurgical coal from twelve business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately. For the three and six months ended June 30, 2012, sales of steam coal were 21.2 million and 44.5 million tons, respectively, and accounted for approximately 79% and 81%, respectively, of our coal sales volume. Comparatively, for the three and six months ended June 30, 2011, sales of steam coal were 18.7 million and 36.0 million tons, respectively, and accounted for approximately 81% and 82%, respectively, of our coal sales volume. For the three and six months ended June 30, 2012, sales of metallurgical coal, which generally sells at a premium over steam coal, were 5.6 million and 10.5 million tons, respectively, and accounted for approximately 21% and 19%, respectively, of our coal sales volume. For the three and six months ended June 30, 2011, sales of metallurgical coal were 4.4 million and 8.0 million tons, respectively, and accounted for approximately 19% and 18%, respectively, of our coal sales volume.

Our sales of steam coal for the three and six months ended June 30, 2012 and 2011 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2012, approximately 48% and 44% of our total revenues were derived from coal sales made outside the United States, compared to 50% and 47% for the three and six months ended June 30, 2011, respectively.

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

Coal Pricing Trends, Uncertainties and Outlook

The domestic market for thermal coal has been extraordinarily weak in the first half of 2012, as the combination of low-priced natural gas and mild winter weather led to a sharp reduction in coal burn and a rapid increase in utility inventories. Thermal coal consumption in 2012 is expected to decrease compared with last year, and spot prices for thermal coal in Central Appalachia and the Powder River Basin (PRB) have languished at levels below each basin's typical cash production costs. However, the domestic thermal coal market is showing signs of gradual improvement. Natural gas prices have risen from recent lows. Domestic utility inventories, which peaked in the month of April, decreased slightly in the month of May, demonstrating the impact of production cutbacks implemented by U.S. producers in the first half of 2012. Inventories stood at an estimated 204 million tons at the end of June, a level that implies the drawdown was slightly greater than the historical average due to reduced production and a heat wave throughout much of the country. While inventories have fallen and thermal coal spot prices have begun to improve recently, inventories remain elevated, new contracting is limited, and spot pricing remains unattractive. As expected, the need for baseload coal-fired generation and an uptick in natural gas prices to the $3 per MCF level drove a quick resurgence in PRB shipments, which have recently returned to more historically normal levels for

Alpha. Despite the signs of improvement in the domestic thermal coal market, conditions remain challenging.

The Energy Information Administration ("EIA") 2012 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 3.1% through 2015. The EIA estimates that electric power generation from coal decreased by 19.5% in the second quarter of 2012 compared to the same period in 2011 as low natural gas prices, increased environmental regulation, and other factors weighed on coal-fired generation. Driven by recent low natural gas prices, coal-to-gas switching in the first half of 2012 expanded into areas served by PRB coals. Based on weekly coal production reporting through June 30, 2012 from the EIA, year-over-year Appalachian production decreased by approximately 7.7% and western coal production decreased by approximately 7.4% in the first half of 2012. Requests for shipment deferrals have become commonplace in all regions. U.S. coal producers have responded to the current market environment by adjusting production volumes and idling high cost mines. Long-term demand for coal and coal-based electricity generation in the U.S. will likely be driven by various factors such as the economy, increasing population, increasing demand to power residential electronics and plug-in hybrid electric vehicles, public demands for affordable electricity, relative costs for competing fuels for base-load generation such as natural gas and nuclear, the extent to which renewable energy sources such as wind and solar might become base load sources of electric power, geopolitical risks associated with importing large quantities of global oil, increasing demand for coal outside the U.S. resulting in increased exports, and the relatively abundant steam coal reserves located within the United States. In this environment, we will continue to assess expected demand and adjust our thermal coal production accordingly.

In light of the burgeoning utility inventories in the U.S., producers, traders and some utilities have attempted to move thermal coal onto the seaborne market. As a result, U.S. thermal exports are up and on pace for a record year. Given the significant increase in supply, primarily into the Atlantic basin, seaborne prices for thermal coal have fallen, and opportunities for additional near-term export business have diminished. Metallurgical coal export volumes have remained relatively healthy by historical standards but are down year-over-year through May 2012. Our metallurgical coal exports during the second quarter of 2012 increased to just over 4 million tons, a 17 percent increase from the first quarter of 2012.

While export volumes have held up reasonably well, the global market for metallurgical coal has been softening across the board recently. Spot pricing for benchmark quality coals in Asia has decreased from the third quarter benchmark of $225 per tonne and is reportedly under the $200 per metric tonne mark due to slowing steel production in China and the expected recovery of Australian export volumes following the apparent resolution of recent labor disputes. In the face of European economic weakness, year-to-date European steel production is down compared to 2011. Given the challenging conditions in Europe, metallurgical coals are being contracted at a discount to similar qualities sold into Asia, and the market is awash with lower-quality metallurgical coals, placing significant downward pressure on pricing. In the near-term, we have pared back production of our lower quality metallurgical coals, but we believe we are well-positioned to capitalize on improving market fundamentals for metallurgical coal with up to 30 million tons of export terminal capacity and the ability to rapidly increase metallurgical coal shipments in the future.

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

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(2,234,656)	$(50,068)	$(2,263,422)	$(220)
Interest expense	46,534	29,968	91,968	45,578
Interest income	(1,324)	(1,012)	(2,421)	(2,057)
Income tax expense (benefit)	(449,798)	(8,498)	(493,583)	5,469
Depreciation, depletion and amortization	272,850	147,111	558,622	235,749
Amortization of acquired intangibles, net	(17,286)	(8,928)	(52,798)	17,055
EBITDA	$(2,383,680)	$108,573	$(2,161,634)	$301,574

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Summary

Total revenues increased $250.1 million, or 16%, for the three months ended June 30, 2012 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $154.4 million, increased freight and handling revenues of $82.5 million and increased other revenues of $13.2 million. The increase in coal revenues was due primarily to the inclusion of the Massey operations for the full three month period in 2012. The increase in coal revenues consisted of increased steam coal revenues of $207.5 million, partially offset by decreased metallurgical coal revenues of $53.1 million. The increase in freight and handling revenues was due primarily to increased freight rates and increased export shipments. The increase in other revenues was due primarily to derivative contracts accounted for at fair value and contractual settlement-related revenues.

Net loss increased $2,184.6 million for the three months ended June 30, 2012 compared to the prior year period. The increase was largely due to goodwill impairment expense of $1,525.3 million, asset impairment and restructuring expense of $1,010.9 million, increased certain operating costs and expenses, which are described below, of $245.3 million, and increased other expense, net of $11.9 million, partially offset by increased coal revenues and other revenues discussed above and increased tax benefits of $441.3 million.

The increase in certain operating costs and expenses of $245.3 million consisted of increased cost of coal sales of $299.4 million, or 27%, increased depreciation, depletion and amortization expenses of $125.7 million, or 85%, partially offset by decreased selling, general and administrative expenses of $143.6 million, or 76%, decreased other expenses of $27.8 million, or 73%, and increased credits to expense for amortization of acquired intangibles, net of $8.4 million.

The increase in cost of coal sales was due primarily to the inclusion of the Massey operations for the full three month period in 2012 and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. Cost of coal sales for the three months ended June 30, 2012 included approximately $12.7 million of expenses related to a closed mine and approximately $30.0 million of merger-related expenses primarily for contract-related matters. Comparatively, the same period in 2011 included approximately $5.8 million of expenses related to a closed mine and approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

The increase in depreciation, depletion and amortization expenses was primarily due to the inclusion of the Massey operations, including the fair value adjustments made in acquisition accounting to property, equipment and owned and leased mineral rights. Selling, general and administrative expenses decreased primarily due to decreased stock compensation expense and decreased merger-related expenses. The increase in credits to expense for amortization of acquired intangibles, net, was primarily due to amortizing below-market contracts assumed in the Massey Acquisition.

Coal sales volumes increased 3.8 million tons, or 16% compared to the prior year period. The increase in coal sales volumes was due to increases of 3.4 million and 1.2 million tons of eastern steam and metallurgical coal, respectively, and a decrease of 0.8 million tons of western steam coal. The increase in eastern steam and metallurgical coal was due primarily to the inclusion of the Massey operations for the full three month period in 2012.

The consolidated average coal sales realization per ton for the three months ended June 30, 2012 was $58.41 compared to $61.22 in the prior year period, a decrease of $2.81 per ton, or 5%. The decrease was largely attributable to a decrease of

$48.25 per ton, or 27%, in metallurgical average coal sales realization per ton, a decrease of $1.60 per ton, or 2%, in eastern steam average coal sales realization per ton, and a higher proportion of eastern metallurgical and steam coal in the average during the second quarter of 2012. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $127.83 and $65.05, respectively, for the three months ended June 30, 2012 compared to $176.08 and $66.65 in the prior year period. The average coal sales realization per ton for western steam coal was $12.96 for the three months ended June 30, 2012 compared to $11.92 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 11% for the three months ended June 30, 2012 compared to 23% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 11% and 15%, respectively, for the three months ended June 30, 2012 compared to 24% and 11% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $6.57 for the three months ended June 30, 2012 compared to $13.75 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $9.38 and $1.95, respectively, for the three months ended June 30, 2012 compared to $25.18 and $1.26 in the prior year period.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	718,416	511,430	206,986	40%
Western steam	131,733	131,223	510	—%
Metallurgical	715,132	768,239	(53,107)	(7)%
Freight and handling revenues	233,357	150,871	82,486	55%
Other revenues	49,471	36,275	13,196	36%
Total revenues	1,848,109	1,598,038	250,071	16%
Tons sold :
Eastern steam	11,043	7,673	3,370	44%
Western steam	10,161	11,011	(850)	(8)%
Metallurgical	5,595	4,363	1,232	28%
Total	26,799	23,047	3,752	16%
Coal sales realization per ton:
Eastern steam	65.05	66.65	(1.60)	(2)%
Western steam	12.96	11.92	1.04	9%
Metallurgical	127.83	176.08	(48.25)	(27)%
Average	58.41	61.22	(2.81)	(5)%

Coal revenues. Coal revenues increased $154.4 million, or 11%, for the three months ended June 30, 2012 compared to the prior year period. The increase in coal revenues consisted of increased eastern and western steam coal revenues, partially offset by decreased metallurgical coal revenues.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full three month period in 2012, partially offset by lower average coal sales realizations per ton. Total eastern steam coal shipments increased 3.4 million tons, which consisted of increased export shipments of 1.8 million tons, or 289%, and increased domestic shipments of 1.6 million tons, or 22%, compared to the prior year period. Total eastern steam coal revenues increased $207.0 million, or 40%, which consisted of increased export coal revenues of $107.4 million, or 291%, and increased domestic coal revenues of $99.6 million, or 21%, compared to the prior year period.

The decrease in metallurgical coal revenues was due to a decrease in average coal sales realization per ton of $48.25, or 27%. Metallurgical coal shipments increased 1.2 million tons, which consisted of increased export shipments of 1.1 million tons, or 33%, and increased domestic shipments of 0.1 million tons, or 12%, compared to the prior year period. Total metallurgical coal revenues decreased $53.1 million, or 7%, which consisted of decreased export coal revenues of $80.8 million, or 13%, and increased domestic coal revenues of $27.7 million, or 18%, compared to the prior year period.

The increase in western steam coal revenues was due to an increase of $1.04, or 9%, in average coal sales realization. Western coal sales volumes decreased 0.8 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 21% and 79%, respectively, for the three months ended June 30, 2012 compared with 19% and 81% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 46% and 54%, respectively, for the three months ended June 30, 2012 compared with 54% and 46% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $233.4 million for the three months ended June 30, 2012, an increase of $82.5 million, or 55%, compared to the prior year period. The increase was primarily due to increased export volumes and increased rates compared to the prior year period.

Other. Other revenues increased $13.2 million, or 36%, and other expenses decreased $27.8 million, or 73%, for the three months ended June 30, 2012 compared to the prior year period resulting in a net increase to income from operations of $41.0 million. The increase was due primarily to increased contractual settlement related income of $23.1 million and increased mark-to-market gains of $11.0 million for derivative contracts accounted for at fair value.

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,406,394	$1,106,999	$299,395	27%
Freight and handling costs	233,357	150,871	82,486	55%
Other expenses	10,444	38,227	(27,783)	(73)%
Depreciation, depletion and amortization	272,850	147,111	125,739	85%
Amortization of acquired intangibles, net	(17,286)	(8,928)	(8,358)	94%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	46,011	189,671	(143,660)	(76)%
Asset impairment and restructuring	1,010,878	—	1,010,878	NM
Goodwill impairment	1,525,332	—	1,525,332	NM
Total costs and expenses	$4,487,980	$1,623,951	$2,864,029	176%
Cost of coal sales per ton:[1]
Eastern coal operations	$76.78	$81.14	$(4.36)	(5)%
Western coal operations	$11.01	$10.66	$0.35	3%
Average	$51.84	$47.47	$4.37	9%
1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $299.4 million, or 27%, for the three months ended June 30, 2012 compared to the prior year period. The increase in cost of coal sales was primarily related to the inclusion of the Massey operations for the full three month period in 2012, and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. The increase in cost of coal sales consisted of increased labor and benefits, increased supplies and maintenance expenses and increased sales-related variable costs, partially offset by decreased purchased coal expenses. Cost of coal sales for the three months ended June 30, 2012 included approximately $12.7 million of expenses related to a closed mine and approximately $30.0 million of merger-related expenses primarily for contract-related matters. Cost of coal sales for the three months ended June 30, 2011 included approximately $5.8 million of expenses related to a closed mine, approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $125.7 million, or 85%, for the three months ended June 30, 2012 compared to the prior year period. The increase was primarily due to depreciation, depletion and amortization of assets acquired in the Massey Acquisition, which include the impacts of fair value adjustments made in acquisition accounting.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $8.4 million, or 94%, for the three months ended June 30, 2012 compared to the prior year period. The increase in credits to expense for amortization of acquired intangibles, net, was primarily due to amortizing below-market contracts assumed in the Massey Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $143.6 million, or 76%, for the three months ended June 30, 2012 compared to the prior year period. Selling, general and administrative expenses decreased primarily due to the reversal of approximately $15.0 million of stock compensation expense related to certain awards with performance conditions that are not probable of being met, and decreased merger-related expenses. For the second quarter of 2012, selling, general and administrative expenses included approximately $4.7 million in merger-related expenses primarily related to professional fees. Comparatively, the second quarter of 2011 included approximately $124.8 million in merger-related expenses primarily related to professional fees for legal and transaction services, severance and stock compensation, and bridge loan fees incurred in connection with the Massey Acquisition.

Asset impairment and restructuring. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Goodwill impairment. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Interest expense. Interest expense increased $16.6 million, or 55%, during the three months ended June 30, 2012 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Massey Acquisition and the financing transactions that were completed in June 2011.

Income taxes. Income tax benefit of $449.8 million was recorded for the three months ended June 30, 2012 on a loss before income taxes of $2,684.5 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of non-deductible goodwill impairment.

Income tax benefit of $8.5 million was recorded for the three months ended June 30, 2011 on a loss before income taxes of $58.6 million. The rate differs from the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and non-deductible acquisition costs..

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

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	10,161	11,011	(850)	(8)%
Steam coal sales realization per ton	$12.96	$11.92	$1.04	9%
Total revenues	$132,601	$132,695	$(94)	—%
EBITDA	$(36,637)	$8,972	$(45,609)	(508)%
Eastern Coal Operations
Steam tons sold	11,043	7,673	3,370	44%
Metallurgical tons sold	5,595	4,363	1,232	28%
Steam coal sales realization per ton	$65.06	$66.65	$(1.59)	(2)%
Metallurgical coal sales realization per ton	$127.83	$176.08	$(48.25)	(27)%
Total revenues	$1,696,548	$1,446,544	$250,004	17%
EBITDA	$(2,318,843)	$256,825	$(2,575,668)	(1,003)%

Western Coal Operations - EBITDA decreased $45.6 million for the three months ended June 30, 2012 compared to the prior year period. The decrease in EBITDA was due primarily to goodwill impairment expense of $53.3 million, increased other expense of $0.4 million, partially offset by decreased cost of coal sales of $5.5 million, or 5%, and decreased selling, general and administrative expenses of $2.7 million.

The decrease in cost of coal sales was primarily due to decreased supplies and maintenance costs. Cost of coal sales per ton increased $0.35, or 3%, while average coal sales realization per ton increased $1.04, or 9%, resulting in an increase to coal margin per ton of $0.69, or 55%.

Eastern Coal Operations - EBITDA decreased $2,575.7 million for the three months ended June 30, 2012 compared to the prior year period. The decrease in EBITDA was largely due to goodwill impairment expense of $1,472.0 million, asset impairment and restructuring expenses of $996.9 million, increased cost of coal sales of $300.9 million, partially offset by increased coal and other revenues of $170.1 million and decreased other expense of $23.8 million. The increase in coal and other revenues and cost of coal sales was primarily related to the inclusion of the Massey operations for the full three month period in 2012.

The increase in coal and other revenues consisted of increased coal revenues of $153.9 million and increased other revenues of $16.2 million. The increase in coal revenues consisted of increased steam coal revenues partially offset by decreased metallurgical coal revenues. The increase in other revenues was due primarily to derivative contracts accounted for at fair value and contractual settlement-related revenues.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full three month period in 2012, partially offset by lower average coal sales realizations per ton. Total eastern steam coal shipments increased 3.4 million tons, which consisted of increased export shipments of 1.8 million tons, or 289%, and increased domestic shipments of 1.6 million tons, or 22%, compared to the prior year period. Total eastern steam coal revenues increased $207.0 million, or 40%, which consisted of increased export coal revenues of $107.4 million, or 291%, and increased domestic coal revenues of $99.6 million, or 21%, compared to the prior year period.

The decrease in metallurgical coal revenues was due to a decrease in average coal sales realization per ton of $48.25, or 27%. Metallurgical coal shipments increased 1.2 million tons, which consisted of increased export shipments of 1.1 million tons, or 33%, and increased domestic shipments of 0.1 million tons, or 12%, compared to the prior year period. Total metallurgical coal revenues decreased $53.1 million, or 7%, which consisted of decreased export coal revenues of $80.8 million, or 13%, and increased domestic coal revenues of $27.7 million, or 18%, compared to the prior year period.

Cost of coal sales for Eastern Coal Operations for the three months ended June 30, 2012 included approximately $12.7 million of expenses related to a closed mine and approximately $30.0 million of merger-related expenses primarily for contract-related matters. Cost of coal sales for Eastern Coal Operations for the three months ended June 30, 2011 included approximately $5.8 million of expenses related to a closed mine, approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to

Massey's beginning inventory.

Average coal sales realization per ton decreased $20.16, or 19%, while cost of coal sales per ton decreased $4.36, or 5%, resulting in a decrease to coal margin per ton of $15.80, or 63%. The decrease in average coal sales realization per ton was due primarily to a decrease in metallurgical coal sales realization per ton and a higher proportion of steam tons in the average compared to the prior year period. The decrease in cost of coal sales per tons was due primarily to lower volumes of purchased coal and a higher mix of steam coal in the average compared to the prior year period.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Summary

Total revenues increased $1,053.9 million, or 39%, for the six months ended June 30, 2012 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $806.9 million, increased freight and handling revenues of $175.8 million and increased other revenues of $71.2 million. The increase in coal revenues was due primarily to the inclusion of the Massey operations for the full six month period in 2012. The increase in coal revenues consisted of increased steam coal revenues of $660.5 million and increased metallurgical coal revenues of $146.4 million. The increase in freight and handling revenues was due primarily to increased freight rates and increased export shipments. The increase in other revenues was due primarily to derivative contracts accounted for at fair value, increased contractual settlement-related revenues, increased royalties and rental revenues, partially offset by lower road construction revenues.

Net loss increased $2,263.2 million for the six months ended June 30, 2012 compared to the prior year period. The increase was largely due to goodwill impairment expense of $1,525.3 million, asset impairment and restructuring expense of $1,014.9 million, increased certain operating costs and expenses, which are described below, of $1,059.9 million, and increased other expense, net of $40.2 million, partially offset by increased coal and other revenues discussed above and increased tax benefits of $499.1 million.

The increase in certain operating costs and expenses of $1,059.9 million consisted of increased cost of coal sales of $979.8 million, or 53%, increased depreciation, depletion and amortization expenses of $322.8 million, or 137%, partially offset by decreased selling, general and administrative expenses of $145.9 million, or 57%, decreased other expenses of $27.0 million, or 47%, and increased credits to expense for amortization of acquired intangibles, net of $69.8 million.

The increase in cost of coal sales was due primarily to the inclusion of the Massey operations for the full six month period in 2012 and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. Cost of coal sales for the six months ended June 30, 2012 included expenses of approximately $19.2 million related to the lower-of-cost or market adjustment to inventory, approximately $27.0 million of expenses related to a closed mine, and approximately $33.9 million of merger-related expenses primarily related to contract matters. Cost of coal sales for the six months ended June 30, 2011 included approximately $5.8 million of expenses related to a closed mine, approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

The increase in depreciation, depletion and amortization expenses was primarily due to the inclusion of the Massey operations, including the fair value adjustments made in acquisition accounting to property, equipment and owned and leased mineral rights. Selling, general and administrative expenses decreased primarily due to merger-related expenses incurred in the first six months of 2011 in connection with the acquisition of Massey for professional fees, advisory services and severance and stock compensation expenses. The increase in credits to expense for amortization of acquired intangibles, net, was primarily due to amortizing below-market contracts assumed in the Massey Acquisition.

Coal sales volumes increased 10.9 million, or 25%, for the six months ended June 30, 2012 compared to the prior year period. The increase in coal sales volumes was due to increases of 10.0 million and 2.5 million tons of eastern steam and metallurgical coal, respectively, and a decrease of 1.6 million tons of western steam coal. The increase in eastern steam and metallurgical coal was due primarily to the inclusion of the Massey operations for the full six month period in 2012.

The consolidated average coal sales realization per ton for the six months ended June 30, 2012 was $58.33 compared to $54.48 in the prior year period, an increase of $3.85 per ton, or 7%. The increase was largely attributable to a higher proportion of eastern metallurgical and steam coal in the average during the first six months of 2012, partially offset by a decrease of $24.44 per ton, or 15%, in metallurgical average coal sales realization per ton and a decrease of $0.45 per ton, or 1%, in eastern steam average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $136.08 and $66.29, respectively, for the six months ended June 30, 2012 compared to $160.52 and $66.74 in the prior year period. The average coal sales realization per ton for western steam coal was $12.96 compared to $11.92 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 13% for the six months ended June 30, 2012 compared to 24% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 13% and 15%, respectively, for the six months ended June 30, 2012 compared to 25% and 15% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $7.67 for the six months ended June 30, 2012 compared to $13.15 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $11.46 and $1.97, respectively, for the six months ended June 30, 2012 compared to $26.16 and $1.79 in the prior year period.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	1,492,840	836,441	656,399	78%
Western steam	284,174	280,002	4,172	1%
Metallurgical	1,427,825	1,281,427	146,398	11%
Freight and handling revenues	442,707	266,926	175,781	66%
Other revenues	135,176	63,980	71,196	111%
Total revenues	3,782,722	2,728,776	1,053,946	39%
Tons sold :
Eastern steam	22,519	12,532	9,987	80%
Western steam	21,933	23,498	(1,565)	(7)%
Metallurgical	10,493	7,983	2,510	31%
Total	54,945	44,013	10,932	25%
Coal sales realization per ton:
Eastern steam	66.29	66.74	(0.45)	(1)%
Western steam	12.96	11.92	1.04	9%
Metallurgical	136.08	160.52	(24.44)	(15)%
Average	58.33	54.48	3.85	7%

Coal revenues. Coal revenues increased $806.9 million, or 34%, for the six months ended June 30, 2012 compared to the prior year period. The increase in coal revenues consisted of increased eastern and western steam coal revenues and increased metallurgical coal revenues.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full six month period in 2012, partially offset by slightly lower average coal sales realizations per ton. Total eastern steam coal shipments increased 10.0 million tons, which consisted of increased export shipments of 2.5 million tons, or 310%, and increased domestic shipments of 7.5 million tons, or 64%, compared to the prior year period. Total eastern steam coal revenues increased $656.4 million, or 78%, which consisted of increased export coal revenues of $152.6 million, or 313%, and increased domestic coal revenues of $503.8 million, or 64%, compared to the prior year period.

The increase in metallurgical coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full six month period in 2012, partially offset by lower average coal sales realizations per ton. Metallurgical coal shipments increased 2.5 million tons, which consisted of increased export shipments of 2.0 million tons, or 32%, and increased domestic shipments of 0.5 million tons, or 28%, compared to the prior year period. Total metallurgical coal revenues increased $146.4 million, or 11%, which consisted of increased export coal revenues of $64.9 million, or 7%, and increased domestic coal revenues of $81.5 million, or 28%, compared to the prior year period.

The increase in western steam coal revenues was due to an increase of $1.04, or 9%, in average coal sales realization. Western coal sales volumes decreased 1.6 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 19% and 81%, respectively, for the six months ended June 30, 2012 compared with 18% and 82% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 45% and 55%, respectively, for the six months ended June 30, 2012 compared with 53% and 47% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $442.7 million for the six months ended June 30, 2012, an increase of $175.8 million, or 66%, compared to the prior year period. The increase was primarily due to increased export volumes and increased freight rates compared to the prior year period.

Other. Other revenues increased $71.2 million, or 111% and other expenses decreased $27.0 million, or 47%, for the six months ended June 30, 2012 compared to the prior year period resulting in a net increase to income from operations of $98.2 million. The increase was due primarily to increased mark-to-market gains of $46.7 million for derivative contracts accounted for at fair value, increased contractual settlement related income of $29.2 million and increased royalty and rail rebate income of $14.5 million.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$2,821,790	$1,841,984	$979,806	53%
Freight and handling costs	442,707	266,926	175,781	66%
Other expenses	29,837	56,806	(26,969)	(47)%
Depreciation, depletion and amortization	558,622	235,749	322,873	137%
Amortization of acquired intangibles, net	(52,798)	17,055	(69,853)	(410)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	111,022	256,955	(145,933)	(57)%
Asset impairment and restructuring	1,014,934	—	1,014,934	NM
Goodwill impairment	1,525,332	—	1,525,332	NM
Total costs and expenses	$6,451,446	$2,675,475	$3,775,971	141%
Cost of coal sales per ton:[1]
Eastern coal operations	$77.01	$77.07	$(0.06)	—%
Western coal operations	$10.99	$10.13	$0.86	8%
Average	$50.66	$41.33	$9.33	23%
1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $979.8 million, or 53%, for the six months ended June 30, 2012 compared to the prior year period. The increase in cost of coal sales was primarily related to the inclusion of the Massey operations for the full six month period in 2012, and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. The increase in cost of coal sales consisted of increased labor and benefits, increased supplies and maintenance expenses and increased sales-related variable costs, partially offset by decreased purchased coal expenses. Cost of coal sales for the six months ended June 30, 2012 included expenses of approximately $19.2 million related to the lower-of-cost or market adjustment to inventory, approximately $27.0 million of expenses related to a closed mine, approximately $33.9 million of merger-related expenses primarily for contract-related matters. Comparatively, the same period in 2011 included approximately $5.8 million of expenses related to a closed mine, approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $322.8 million, or 137%, for the six months ended June 30, 2012 compared to the prior year period. The increase was primarily due to depreciation, depletion and amortization of assets acquired in the Massey Acquisition, which include the impacts of fair value adjustments made in acquisition accounting.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $69.8 million for the six months ended June 30, 2012 compared to the prior year period. The increase in credits to expense for amortization of acquired intangibles, net, was primarily due to amortizing below-market contracts assumed in the Massey Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $145.9 million, or 57%, for the six months ended June 30, 2012 compared to the prior year period. Selling, general and administrative expenses decreased primarily due to merger-related expenses incurred in the first six months of 2011 in connection with the acquisition of Massey for professional fees, advisory services and severance and stock compensation expenses. For the six months ended June 30, 2012, selling, general and administrative expenses included approximately $10.3 million in merger-related expenses primarily related to professional fees and severance. Comparatively, the same period in 2011 included approximately $146.9 million in merger-related expenses primarily related to professional fees for legal and transaction services, severance and stock compensation, and bridge loan fees incurred in connection with the Massey Acquisition.

Asset impairment and restructuring. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Goodwill impairment. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Interest expense. Interest expense increased $46.4 million, or 102%, during the six months ended June 30, 2012 compared to the prior year period primarily due to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Massey Acquisition and the financing transactions that were completed in June 2011.

Income taxes. Income tax benefit of $493.6 million was recorded for the six months ended June 30, 2012 on a loss before income taxes of $2,757 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of non-deductible goodwill impairment.

Income tax expense of $5.5 million was recorded for the six months ended June 30, 2011 on income before income taxes of $5.2 million. The rate differs from the federal statutory rate of 35% primarily due to the impact of non-deductible acquisition costs.

Segment Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	21,933	23,498	(1,565)	(7)%
Steam coal sales realization per ton	$12.96	$11.92	$1.04	9%
Total revenues	$287,338	$283,230	$4,108	1%
EBITDA	$(16,690)	$31,675	$(48,365)	(153)%
Eastern Coal Operations
Steam tons sold	22,519	12,532	9,987	80%
Metallurgical tons sold	10,493	7,983	2,510	31%
Steam coal sales realization per ton	$66.29	$66.74	$(0.45)	(1)%
Metallurgical coal sales realization per ton	$136.08	$160.52	$(24.44)	(15)%
Total revenues	$3,453,056	$2,411,607	$1,041,449	43%
EBITDA	$(2,102,105)	$453,447	$(2,555,552)	(564)%

Western Coal Operations - EBITDA decreased $48.4 million for the six months ended June 30, 2012 compared to the prior year period. The decrease in EBITDA was due primarily to goodwill impairment expense of $53.3 million, increased cost of coal sales of $3.0 million, increased other expense of $1.0 million, partially offset by increased coal and other revenues of

$4.1 million and decreased selling, general and administrative expenses of $4.8 million. Cost of coal sales per ton increased $0.86, or 8% while average coal sales realization per ton increased $1.04, or 9%, resulting in a increase to coal margin per ton of $0.18, or 10%.

Eastern Coal Operations - EBITDA decreased $2,555.6 million for the six months ended June 30, 2012 compared to the prior year period. The decrease in EBITDA was largely due to goodwill impairment expense of $1,472.0 million, asset impairment and restructuring expenses of $1,000.9 million, increased cost of coal sales of $961.2 million, increased selling, general and administrative expenses of $24.8 million, partially offset by increased coal and other revenues of $871.4 million, decreased other expense of $30.9 million and decreased other expense, net of $1.1 million. The increase in coal and other revenues, cost of coal sales and selling, general and administrative expenses was primarily related to the inclusion of the Massey operations for the full six month period in 2012.

The increase in coal and other revenues consisted of increased coal revenues of $802.8 million and increased other revenues of $68.6 million. The increase in coal revenues consisted of increased steam and metallurgical coal revenues. The increase in other revenues was due primarily to increased mark-to-market gains for derivative contracts accounted for at fair value, increased contractual settlement related income, and increased rail rebate income.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full six month period in 2012, partially offset by slightly lower average coal sales realizations per ton. Total eastern steam coal shipments increased 10.0 million tons, which consisted of increased export shipments of 2.5 million tons, or 310%, and increased domestic shipments of 7.5 million tons, or 64%, compared to the prior year period. Total eastern steam coal revenues increased $656.4 million, or 78%, which consisted of increased export coal revenues of $152.6 million, or 313%, and increased domestic coal revenues of $503.8 million, or 64%, compared to the prior year period.

The increase in metallurgical coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full six month period in 2012, partially offset by lower average coal sales realizations per ton. Metallurgical coal shipments increased 2.5 million tons, which consisted of increased export shipments of 2.0 million tons, or 32%, and increased domestic shipments of 0.5 million tons, or 28%, compared to the prior year period. Total metallurgical coal revenues increased $146.4 million, or 11%, which consisted of increased export coal revenues of $64.9 million, or 7%, and increased domestic coal revenues of $81.5 million, or 28%, compared to the prior year period.

Cost of coal sales for Eastern Coal Operations for the six months ended June 30, 2012 included expenses of approximately $19.2 million related to the lower-of-cost or market adjustment to inventory, approximately $27.0 million of expenses related to a closed mine, and approximately $33.9 million of merger-related expenses primarily for contract-related matters. Cost of coal sales for Eastern Coal Operations for the six months ended June 30, 2011 included approximately $5.8 million of expenses related to a closed mine, approximately $117.7 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Average coal sales realization per ton decreased $14.76, or 14%, while cost of coal sales per ton decreased $0.06, resulting in a decrease to coal margin per ton of $14.70, or 56%. The decrease in average coal sales realization per ton was due primarily to a decrease in metallurgical coal sales realization per ton and a higher proportion of steam tons in the average compared to the prior year period. The decrease in cost of coal sales per tons was due primarily to lower volumes of purchased coal and a higher mix of steam coal in the average compared to the prior year period.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, our debt service, our reclamation obligations, and from time to time, our share repurchases. Our primary sources of liquidity have been from sales of our coal production; borrowings under our credit facility and debt arrangements (see “Long-Term Debt”); and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Third Amended and Restated Credit Agreement (the "Credit Agreement") and our accounts receivable securitization facility (the “A/R Facility”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential share and debt repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At June 30, 2012, we had total liquidity of $1,596.4 million, including cash and cash equivalents of $252.2 million,

marketable securities of $250.9 million and $1,093.3 million of unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility, after giving effect to $0.3 million and $160.3 million of letters of credit outstanding, respectively, as of June 30, 2012, subject to limitations described in our Credit Agreement and the A/R Facility. Our total long-term debt, including debt discount, was $2,988.2 million at June 30, 2012.

On May 8, 2012, Standard & Poor's rating service lowered its rating for our overall corporate credit to BB- from BB, lowered its rating for our senior notes due 2019 and 2021, and lowered its rating of our 2.375% convertible notes. On June 27, 2012, Moody's lowered our corporate family rating from Ba2 to B1 and also lowered the ratings on our senior unsecured debt from Ba3 to B2.  Given that we do not have negative ratings triggers in our credit facilities or bond indentures, availability of funds under these facilities has not been impacted by these downgrades.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Our pension plans were not at risk as of December 31, 2011. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The volatile financial markets in 2008 and 2009 caused investment income and the value of investment assets held in our pension trust to decline. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. We currently expect to make contributions in 2012 in the range of $0.5 million to $30.0 million for our defined benefit pension plans.

We have obligations for a federal coal lease, which contains an estimated 130.2 million tons of proven and probable coal reserves in the Powder River Basin. The original lease bonus bids totaled $143.4 million, payable in annual installments. Annual installments totaling $28.7 million are due in the remainder of 2012. The remaining four annual installments of $28.7 million are due each September until the obligation is satisfied in 2015.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry, and these issues bring potential liquidity risks for us. These risks could include declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers and potential counterparty defaults and failures. The creditworthiness of our customers is constantly monitored by us. We believe that our current group of customers is sound and represents no abnormal business risk.

Cash Flows

Cash and cash equivalents decreased by $333.7 million for the six months ended June 30, 2012. The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended June 30,
	2012	2011
Cash Flows (in thousands):
Net cash provided by operating activities	$135,349	$294,874
Net cash used in investing activities	(438,181)	(1,025,190)
Net cash (used in) provided by financing activities	(30,858)	989,829
Net (decrease) increase in cash and cash equivalents	$(333,690)	$259,513

Net cash provided by operating activities for the six months ended June 30, 2012 was $135.3 million compared to $294.9 million for the six months ended June 30, 2011. The decrease in operating cash flows is partially due to cash payments, net of insurance recoveries, to settle litigation matters acquired from Massey, including UBB wrongful death claims.

Net cash used in investing activities for the six months ended June 30, 2012 was $438.2 million, a decrease of $587.0 million from the $1,025.2 million of net cash used in investing activities during the six months ended June 30, 2011. The primary uses of cash for investing activities included $245.2 million in capital expenditures, $36.1 million used in the acquisition of mineral rights under federal lease and $262.0 million of purchases of marketable securities, offset by cash generated from sales of marketable securities of $109.3 million for the six months ended June 30, 2012.

Net cash used in financing activities for the six months ended June 30, 2012 was $30.9 million compared to net cash provided by financing activities of $989.8 million for the six months ended June 30, 2011. The primary uses of cash for financing activities included principal repayments of long-term debt of $15.0 million, debt issuance costs of $6.4 million and common stock repurchases of $6.8 million for the six months ended June 30, 2012. Common stock repurchases consist of repurchases of common shares from employees to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.

Accounts Receivable Securitization

We and certain of our subsidiaries are party to the A/R Facility. The A/R Facility expires on October 17, 2014 and has a capacity of $275.0 million. As of June 30, 2012, letters of credit in the amount of $160.3 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.
On June 26, 2012, ANR Receivables Funding, LLC (“ANR Receivables”) and Alpha Natural Resources, LLC (“ANR LLC”), each of which are our subsidiaries, entered into an amendment to the A/R Facility (the “A/R Facility Amendment”). The A/R Facility Amendment, among other things, replaces the maximum net leverage ratio termination event with a termination event based on a maximum net secured leverage ratio through the end of 2014 and increases the maximum net leverage ratio termination event for the first and second quarters of 2015.

Long-Term Debt

As of June 30, 2012, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2012
6.00% senior notes due 2019	$800,000
6.25% senior notes due 2021	700,000
Term loan due 2016	570,000
3.25% convertible senior notes due 2015	658,673
2.375% convertible senior notes due 2015	287,500
Other	47,405
Debt discount, net	(75,329)
Total long-term debt	$2,988,249
Less current portion	68,720
Long-term debt, net of current portion	$2,919,529

On June 26, 2012, we entered into an amendment (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment, among other things:
1) replaces the maximum net leverage ratio covenant with a maximum net secured leverage ratio covenant through the end of 2014, increases the maximum net leverage ratio covenant for the first and second quarters of 2015, and decreases the minimum interest coverage ratio covenant from the fourth quarter of 2012 through the end of 2013;
2) adds a minimum liquidity covenant of $500 million through the end of 2014;
3) increases the applicable margin for borrowings under the Credit Agreement if our consolidated net leverage ratio is greater than 3.75 to 1.00 for the preceding fiscal quarter;
4) modifies the requirements for incremental term loan or revolving credit facilities in excess of $500 million; and
5) provides additional real property collateral to secure obligations under the Credit Agreement and certain hedging and cash management obligations with lenders and affiliates of lenders.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of June 30, 2012. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended June 30, 2012	Required Covenant Levels;
Minimum Adjusted EBITDA to cash interest ratio	7.2	2.5x
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	0.1	2.5x
Minimum consolidated liquidity	$1,596,382	$500,000

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

Certain non-cash items that may adjust EBITDA in the compliance calculation are: (a) accretion of asset retirement obligations; (b) amortization of intangibles; (c) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; and (d) gains or losses associated with the change in fair value of derivative instruments. Certain non-recurring items that may adjust EBITDA in the compliance calculation are: (a) business optimization expenses or other restructuring charges; (b) non-cash impairment charges; (c) certain non-cash expenses or charges arising as a result of the application of acquisition accounting; (d) non-cash charges associated with loss on early extinguishment of debt; and (e) charges associated with litigation, arbitration, or contract settlements. Certain other items that may adjust EBITDA in the compliance calculation are: (a) after-tax gains or losses from discontinued operations; (b) franchise taxes; and (c) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

The calculation of adjusted EBITDA shown below is based on our results of operations in accordance with the Credit Agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended				Twelve Months Ended
	September 30, 2011 (2)	December 31, 2011 (2)	March 31, 2012 (2)	June 30, 2012	June 30, 2012
	(In thousands)
Net income (loss)	$62,604	$(792,927)	$(28,766)	$(2,234,656)	$(2,993,745)
Interest expense	49,148	47,188	45,434	46,534	188,304
Interest income	(930)	(991)	(1,097)	(1,324)	(4,342)
Income tax benefit	(3,225)	(38,150)	(43,785)	(449,798)	(534,958)
Amortization of acquired intangibles, net	(80,618)	(50,859)	(35,512)	(17,286)	(184,275)
Depreciation, depletion and amortization	249,253	285,767	285,772	272,850	1,093,642
EBITDA	$276,232	$(549,972)	$222,046	$(2,383,680)	$(2,435,374)
Non-cash charges (1) (3)	4,708	753,521	(4,451)	1,526,823	2,280,601
Other adjustments (1) (4)	71,237	28,838	10,184	1,042,389	1,152,648
Adjusted EBITDA	$352,177	$232,387	$227,779	$185,532	$997,875

(1)	Calculated in accordance with the Credit Agreement.

(2)
Restated to reflect immaterial corrections and adjustments to the provisional opening balance sheet of Massey. See Note 2 in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

(3)
Includes $1,525.3 million for the three months ended June 30, 2012 and $802.3 million for the three months ended December 31, 2011 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described elsewhere in this Quarterly Report on Form 10-Q.

(4)
Includes $1,010.9 million for the three months ended June 30, 2012 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA to cash interest ratio...................................................................................................................... 7.2
Total senior secured debt less unrestricted cash to Adjusted EBITDA ratio............................................................... 0.1
Minimum consolidated liquidity.................................................................................................................................. $1,596,382

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended June 30, 2012 is calculated as follows (in thousands):

Interest expense	$188,304
Less interest income	(4,342)
Less non-cash interest expense	(41,828)
Plus pro forma interest	(3,379)
Net cash interest expense (1)	$138,755

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity is calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, marketable securities and unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility. At June 30, 2012, we had available liquidity of $1.6 billion, including cash and cash equivalents of $252.2 million, marketable securities of $250.9 million and $1.1 billion of unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility.

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

We are required to provide financial assurance in order to perform the post-mining reclamation required by our mining permits, pay our federal production royalties, pay workers' compensation claims under self-insured workers' compensation laws in various states, pay federal black lung benefits, pay retiree health care benefits to certain retired United Mine Workers of America (“UMWA”) employees and perform certain other obligations. In order to provide the required financial assurance, we generally use surety bonds and self-bonding for post-mining reclamation and bank letters of credit for self-insured workers' compensation obligations and UMWA retiree health care obligations. Federal black lung benefits are paid from a dedicated trust fund to which future contributions will be required. Bank letters of credit are also used to collateralize a portion of the surety bonds.

As of June 30, 2012, we had outstanding surety bonds with a total face amount of $999.2 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $160.6 million of letters of credit in place, of which $0.3 million was outstanding under our Credit Agreement and $160.3 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers' compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers' compensation obligations and other miscellaneous obligations. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our credit facility and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our coal purchase commitments totaled $164.8 million for the remainder of 2012, $34.6 million for 2013 and $30.3 million for 2014. We entered into capital leases during the three months ended June 30, 2012 which have principal payments of $3.7 million in the remainder of 2012, $7.7 million in 2013, $7.8 million in 2014, $3.2 million in 2015, $1.7 million in 2016 and $0.6 million thereafter. There have been no other significant changes as of June 30, 2012 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies and estimates.

Asset Impairment. On June 8, 2012, we announced plans to curtail coal mining operations in our Eastern operations as continued market pressures and new regulations on coal-fired power plants make production from certain mines in those areas currently uneconomic. This announcement was in addition to a prior announcement made in February, 2012 regarding plans to curtail mining at certain mines in our Eastern operations.

U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. As a result of the June 8, 2012 announcement, we determined that an indicator of impairment of certain of our long-lived assets may exist. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

We determined that the undiscounted cash flows were less than the carrying value for five of our asset groups. For these five asset groups, we proceeded to step two and estimated the fair values of the asset groups. The fair values of the asset groups were estimated using an income approach utilizing market-place participant assumptions. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital (discount rate).The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our asset groups. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be be received for our coal. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our asset groups. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our asset groups. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our asset groups.

The carrying values of the five asset groups that proceeded to step two exceeded their estimated fair values and accordingly, we recorded asset impairment charges of $990.9 million. The asset impairment charges reduced the carrying values of mineral reserves $714.6 million, property, plant and equipment $271.8 million, and other acquired intangibles $4.5 million. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based.

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

The valuation methodology utilized in step one to estimate the fair value of the reporting units is based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital (discount rate). The market approach is based on a guideline company and similar transaction methodology. Under the guideline company approach, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company's reporting units are used to estimate the fair value of the reporting units. Under the similar transaction approach, recent merger and acquisition transactions for companies that have similar operations to the Company's reporting units are used to estimate the fair value of the Company's reporting units.

The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be be received for our coal. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our reporting units. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our reporting units. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our reporting units.

In connection with the testing of certain of our long-lived assets for impairment, we performed a goodwill impairment test as of June 1, 2012 and recorded goodwill impairment of $1,525.3 million for the six months ended June 30, 2012 to reduce the carrying value of goodwill to its implied fair value for nine of our reporting units in our Eastern Coal Operations segment and one reporting unit in our Western Coal Operations segment.

The fair values of our other reporting units exceeded their carrying values by a total of $457.9 million, or 41%.

We may be required to further adjust our production to match demand which may require the idling of additional facilities and may require us to test one or more asset groups and goodwill for impairment. This may require us to record additional impairment expenses that could be material to our results of operations.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes historical earnings, forecasted future results, timing of temporary differences reversals, and tax planning strategies. The valuation allowance is monitored and reviewed quarterly. We recorded $21.3 million of valuation allowances during the second quarter, due in part to long-lived asset impairment charges recorded during the current quarter. As of June 30, 2012, we have $87.3 million of valuation allowance booked against our deferred tax assets.

If our conclusions change in the future regarding the realization of some or all of our deferred tax assets, we may record a change to the valuation allowance resulting in income tax expense in the period the determination is made. As of June 30, 2012, we were in a net deferred tax liability position with respect to deferred taxes computed at regular tax rates on the gross temporary differences. If federal tax attributes related to alternative minimum tax credit carryforwards and federal net operating loss carryforwards increase relative to our deferred tax liabilities, we may be required to establish additional valuation allowances which could materially impact our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of July 18, 2012, we had sales commitments for approximately 99% of planned shipments for 2012. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 18,000 tons of explosives for the last six months of 2012 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 36% of our expected explosive needs for the remaining six months of 2012. If the price of natural gas were to decrease during the remaining six months of 2012, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 47.7 million gallons of diesel fuel for the last six months of 2012 and 95.2 million gallons of diesel fuel for 2013. Through our derivative swap contracts, we have fixed prices for approximately 60% and 39% of our expected diesel fuel needs for the remaining six months of 2012 and for the year of 2013, respectively. If the price of diesel fuel were to decrease during the remaining six months of 2012, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

We sell coalbed methane and the revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, we enter into “pay variable, receive fixed” natural gas swaps for a portion of our anticipated gas production in order to fix the selling price for a portion of our production. The natural gas swaps have been designated as qualifying cash flow hedges. As of June 30, 2012, we had swap agreements outstanding to hedge the variable cash flows related to approximately 80% and 76% of anticipated natural gas production for the remaining six months of 2012 and for calendar year 2013, respectively.

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

We have exposure to changes in interest rates through our credit agreement, which has a variable interest rate of 2.25 percentage points over the LIBOR rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of June 30, 2012, our term loan due 2016 under our credit agreement had an outstanding balance of $569.4 million. The current portion of the term loan due is $60.0 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.7 million, which would be partially offset by our interest rate swap.

To achieve risk mitigation objectives, we have in the past managed our interest rate exposure through the use of interest rate swaps. To reduce our exposure to rising interest rates, effective May 22, 2006 we entered into an interest rate swap to reduce the risk that changing interest rates could have on our operations. If interest rates were to decrease during the remaining term of the swaps, our expense resulting from our interest rate swap would increase, which would be partially offset by a decrease in the amount of actual interest paid on our term loan.

Item 4.	Controls and Procedures

Our Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Securities and Exchange Commission ("SEC") reports is timely recorded, processed, summarized and reported. In addition, we have established a Code of Business Ethics designed to provide a statement of the values and ethical standards to which we require our employees and directors to adhere. The Code of Business Ethics provides the framework for maintaining the highest possible standards of professional conduct.  We also maintain an ethics hotline for employees. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

On June 1, 2011, Alpha acquired Massey. Management's assessment of internal controls over financial reporting as of December 31, 2011 excluded certain controls of Massey and we are in the process of integrating those controls into our control environment. The integration of those controls will be complete as soon as practical and will be included in Management's assessment as of December 31, 2012.

There have not been any significant changes, except as described in the preceding paragraph, in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company's legal proceedings, see Note 16, part (d), to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2011, the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report and the additional risks set forth below. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. The prices we receive for coal depend upon factors beyond our control, including:

•	air emission standards for coal-fired power plants;

•	the supply of and demand for domestic and foreign coal;

•	the demand for electricity;

•	domestic and foreign demand for steel and the continued financial viability of the domestic and foreign steel industry;

•	interruptions due to transportation delays;

•	domestic and foreign governmental regulations and taxes;

•	regulatory, administrative, and judicial decisions;

•	the price and availability of natural gas and other alternative fuels, including the effects of technological developments;

•	the effect of worldwide energy conservation measures; and

•	the proximity to, capacity of, and cost of transportation and port facilities.

Sustained declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to improve our productivity and invest in our operations. For example, because of lower prices for certain types of coal that we produce, we have reduced or halted production at certain of our mines, and anticipate further reductions in our production in the future if coal prices remain at their current levels or decline further.

Failure to obtain or renew surety bonds on acceptable terms or maintain self-bonding status could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.
Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. We also maintain self-bonding in certain states, and the relevant state regulators may determine that we are no longer eligible for that status, which would require us to acquire additional surety bonds from third parties. Those events could result from a variety of factors including, without limitation:

•	a significant decline in our financial position or creditworthiness;

•	the lack of availability, higher expense or unfavorable market terms of new bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond issuers under the indentures governing our outstanding debt and under our credit agreements;

•	the exercise by third-party surety bond issuers of their right to refuse to renew the surety or to require collateral for new or existing bonds; and

•	a determination by state regulators that a change to our self-bonding status is necessary to protect the state's interests.

We have discussions from time to time, including recently, with state regulators regarding our self-bonding status and with surety bond providers regarding our existing and current surety bonds. In addition, if the financial markets experience the instability and volatility that they did in the recent past, our current surety bond providers may experience difficulties in providing new surety bonds to us, maintaining existing surety bonds, or satisfying liquidity requirements under existing surety bond contracts.
A failure to maintain our self-bonding status, difficulty in acquiring surety bonds or additional collateral requirements would increase our costs and likely require greater use of our credit facility, A/R Facility or alternative sources of funding for this purpose, which would reduce our liquidity. If we were to be unable to provide the financial assurance that is required by state and federal law to secure our reclamation and coal lease obligations, our ability to mine or lease coal and, as a result, our results of operations could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
April 1, 2012 through April 30, 2012	603	15.46	—	500,002
May 1, 2012 through May 31, 2012	41,733	10.67	—	500,002
June 1, 2012 through June 30, 2012	2,272	9.79	—	500,002
	44,608		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2012, the Company issued 139,215 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 44,608 shares of common stock to satisfy the employees' minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: August 9, 2012	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

10.1*
Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2012, among ANR Receivables Funding, LLC, Alpha Natural Resources, LLC, the various financial institutions party thereto and PNC Bank, National Association.

10.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 26, 2012, among Alpha Natural Resources, Inc., the guarantors party thereto, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 27, 2012).

10.3
Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of June 26, 2012, among ANR Receivables Funding, LLC, Alpha Natural Resources, LLC, the various financial institutions party thereto and PNC Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on June 27, 2012).

10.4
Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012).

10.5
Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees (Grades 22-30) under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012).

10.6
Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 17, 2012).

10.7
Form of Alpha Natural Resources, Inc. Restricted Stock Unit Award Agreement for Employees (Grades 22-30) under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012).

10.8
Form of Alpha Natural Resources, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012).

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