Form 10-Q
period 2012-09-30
Alpha Natural Resources, Inc.
filed 2012-11-08
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 31, 2012 - 220,498,797

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Coal revenues	$1,455,702	$1,997,933	$4,660,541	$4,395,803
Freight and handling revenues	154,450	213,834	597,157	480,760
Other revenues	23,657	96,986	158,833	160,966
Total revenues	1,633,809	2,308,753	5,416,531	5,037,529
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,259,174	1,683,902	4,080,964	3,525,886
Freight and handling costs	154,450	213,834	597,157	480,760
Other expenses	13,357	54,239	43,194	111,045
Depreciation, depletion and amortization	238,894	249,253	797,516	485,002
Amortization of acquired intangibles, net	(11,682)	(80,618)	(64,480)	(63,563)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	49,604	75,643	160,626	332,598
Asset impairment and restructuring	13,676	—	1,028,610	—
Goodwill impairment	—	—	1,525,332	—
Total costs and expenses	1,717,473	2,196,253	8,168,919	4,871,728
Income (loss) from operations	(83,664)	112,500	(2,752,388)	165,801
Other income (expense):
Interest expense	(47,345)	(49,148)	(139,313)	(94,726)
Interest income	1,328	930	3,749	2,987
Loss on early extinguishment of debt	—	(5,212)	—	(9,768)
Miscellaneous income, net	353	309	1,619	334
Total other expense, net	(45,664)	(53,121)	(133,945)	(101,173)
Income (loss) before income taxes	(129,328)	59,379	(2,886,333)	64,628
Income tax (expense) benefit	83,182	3,225	576,765	(2,244)
Net income (loss)	$(46,146)	$62,604	$(2,309,568)	$62,384
Basic income (loss) per common share	$(0.21)	$0.28	$(10.49)	$0.37
Diluted income (loss) per common share	$(0.21)	$0.28	$(10.49)	$0.37
Weighted average shares - basic	220,417,448	224,394,487	220,167,198	166,931,448
Weighted average shares - diluted	220,417,448	226,281,985	220,167,198	168,833,010

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(46,146)	$62,604	$(2,309,568)	$62,384
Other comprehensive income (loss), net of tax:
Adjustments to and amortization of employee benefit costs, net of income tax of $(40,203) and $46,349, and $(30,028) and $52,490 for the three and nine months ended September 30, 2012 and 2011, respectively	52,136	(77,017)	35,127	(87,153)
Change in fair value of cash flow hedges, net of income tax of $(7,672) and $11,019, and $(3,292) and $7,970 for the three and nine months ended September 30, 2012 and 2011, respectively	12,824	(18,310)	5,486	(13,278)
Unrealized gains (losses) on available-for-sale marketable securities:
Unrealized holding gains (losses) arising during the period, net of income tax of $(231) and $31, and $(196) and $(45) for the three and nine months ended September 30, 2012 and 2011, respectively	386	(52)	329	74
Less: reclassification adjustment for (gains) losses included in net income (loss), net of tax of $196 and $(2), and $199 and $(3) for the three and nine months ended September 30, 2012 and 2011, respectively	(327)	2	(334)	5
Total other comprehensive income (loss), net of tax	65,019	(95,377)	40,608	(100,352)
Total comprehensive income (loss)	$18,873	$(32,773)	$(2,268,960)	$(37,968)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$342,204	$585,882
Trade accounts receivable, net	455,238	641,975
Inventories, net	457,195	492,022
Prepaid expenses and other current assets	777,898	828,196
Total current assets	2,032,535	2,548,075
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $1,752,754 and $1,355,937, respectively)	2,316,640	2,812,069
Owned and leased mineral rights and land (net of accumulated depletion of $839,833 and $633,207, respectively)	7,442,438	8,284,328
Goodwill, net	755,859	2,281,191
Other acquired intangibles (net of accumulated amortization of $630,518 and $551,584, respectively)	254,315	347,889
Other non-current assets	303,344	320,493
Total assets	$13,105,131	$16,594,045
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$80,605	$46,029
Trade accounts payable	301,266	504,059
Accrued expenses and other current liabilities	924,913	1,359,160
Total current liabilities	1,306,784	1,909,248
Long-term debt	2,912,528	2,922,052
Pension and postretirement medical benefit obligations	1,188,680	1,214,724
Asset retirement obligations	899,157	743,613
Deferred income taxes	961,001	1,507,923
Other non-current liabilities	739,211	921,441
Total liabilities	8,007,361	9,219,001

Commitments and Contingencies (Note 16)
Stockholders' Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 232.1 million issued and 220.5 million outstanding at September 30, 2012 and 231.0 million issued and 219.8 million outstanding at December 31, 2011	2,321	2,310
Additional paid-in capital	8,072,172	8,073,512
Accumulated other comprehensive income (loss)	(161,222)	(201,830)
Treasury stock, at cost: 11.6 million and 11.2 million shares at September 30, 2012 and December 31, 2011, respectively	(269,780)	(262,795)
Accumulated deficit	(2,545,721)	(236,153)
Total stockholders' equity	5,097,770	7,375,044
Total liabilities and stockholders' equity	$13,105,131	$16,594,045

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(2,309,568)	$62,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	878,924	529,825
Amortization of acquired intangibles, net	(64,480)	(63,563)
Mark-to-market adjustments for derivatives	(12,820)	(57,392)
Stock-based compensation	3,945	55,856
Goodwill impairment	1,525,332	—
Asset impairment and restructuring	1,028,610	—
Employee benefit plans, net	56,033	45,305
Loss on early extinguishment of debt	—	9,768
Deferred income taxes	(577,744)	(5,801)
Other, net	(16,271)	16,064
Changes in operating assets and liabilities:
Trade accounts receivable, net	186,737	(169,509)
Inventories, net	34,826	122,530
Prepaid expenses and other current assets	170,642	21,486
Other non-current assets	(729)	(23,528)
Trade accounts payable	(195,607)	82,222
Accrued expenses and other current liabilities	(342,838)	(93,463)
Pension and postretirement medical benefit obligations	(35,667)	(89,530)
Asset retirement obligations	(37,611)	(13,457)
Other non-current liabilities	13,933	108,035
Net cash provided by operating activities	305,647	537,232
Investing activities:
Cash paid for Massey Acquisition, net of cash acquired	—	(711,387)
Capital expenditures	(332,592)	(314,929)
Acquisition of mineral rights under federal lease	(53,501)	(65,013)
Purchase of equity-method investments	(10,100)	(8,000)
Purchases of marketable securities	(419,275)	(350,617)
Sales of marketable securities	307,137	434,349
Other, net	7,420	(4,672)
Net cash used in investing activities	(500,911)	(1,020,269)
Financing activities:
Principal repayments of long-term debt	(30,000)	(1,307,834)
Principal repayments of capital lease obligations	(3,862)	—
Proceeds from borrowings on long-term debt	—	2,100,000
Debt issuance costs	(6,737)	(84,306)
Common stock repurchases	(6,985)	(206,381)
Proceeds from exercise of stock options	170	4,079
Other	(1,000)	—
Net cash (used in) provided by financing activities	(48,414)	505,558
Net (decrease) increase in cash and cash equivalents	(243,678)	22,521
Cash and cash equivalents at beginning of period	585,882	554,772
Cash and cash equivalents at end of period	$342,204	$577,293
Supplemental cash flow information:
Cash paid for interest	$90,946	$53,178
Cash paid for income taxes	$2,832	$17,874
Cash received for income tax refunds	$36,707	$—
Non-cash investing and financing activities:
Issuance of equity in connection with Massey Acquisition	$—	$5,673,092
Capital equipment leases	$28,569	$—
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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.

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

Prior to the finalization of the purchase price allocation, the Company recorded adjustments to the provisional opening balance sheet and certain immaterial corrections as shown in the above table. Adjustments were made primarily to reflect corrections to asset retirement obligations, updated estimates of certain tax liabilities, updated estimates of certain property values, updated estimates of below market contract liabilities, updated estimates for litigation related matters and related insurance recoveries, other miscellaneous adjustments and the deferred tax impact of all adjustments made.

As previously disclosed, the Company adjusted depreciation, depletion and amortization, amortization of acquired intangibles, net, cost of coal sales, other expenses, other revenues and goodwill impairment and restated its consolidated balance sheet as of December 31, 2011 and its consolidated results of operations for the three months ended June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012 for the changes to the provisional opening balance sheet of Massey and for certain other immaterial corrections and reclassifying adjustments. As a result, the Company recorded additional goodwill impairment of $57,012, increased its net loss before income taxes by $50,131, and increased its net loss by $53,152 for the year ended December 31, 2011 and decreased its net loss by $351 for the three months ended March 31, 2012.

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

Nine Months Ended September 30, 2011
Total revenues:
As reported	$5,037,529
Pro forma	$6,571,944

Net income (loss):
As reported	$62,384
Pro forma	$(41,719)

Income (loss) per common share-basic:
As reported	$0.37
Pro forma	$(0.18)

Income (loss) per common share-diluted:
As reported	$0.37
Pro forma	$(0.18)

(3)    Asset Impairment and Restructuring

U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. As previously disclosed, as a result of announcements made during 2012 regarding plans to curtail certain coal mining operations, the Company determined that indicators of impairment with respect to certain of its long-lived assets or asset groups exist. The Company's asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

The Company determined that the undiscounted cash flows were less than the carrying value for certain asset groups. The Company estimated the fair value of these asset groups using a discounted cash flow analysis utilizing market-place participant assumptions. The carrying values of the asset groups exceeded their fair value and accordingly, the Company recorded asset impairment charges during the second quarter of 2012 of $990,923, of which $985,346 was recorded for asset groups in our Eastern Coal Operations segment and $5,577 was recorded for an asset group in the Company's Other segment. The asset impairment charges reduced the carrying values of mineral reserves $714,580, property, plant and equipment $271,827, and other acquired intangibles $4,516. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based.

In connection with the plans to curtail mining operations and the associated company actions, the Company also recorded severance expenses of $7,495 and $22,931, professional fees and other expenses of $5,462 and $7,493, and reserved $719 and $7,263 for advanced royalties and deposits which may not be recoverable for the three and nine months ended September 30, 2012, respectively.

(4)    Goodwill, Net

In connection with the testing of certain of our long-lived assets for impairment (see Note 3), the Company also performed a goodwill impairment test as of June 1, 2012 and recorded a goodwill impairment charge in the second quarter of $1,525,332 to reduce the carrying value of goodwill to its implied fair value for nine reporting units in its Eastern Coal Operations segment

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

and one reporting unit in its Western Coal Operations segment.

The valuation methodology utilized to estimate the fair value of the reporting units was based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach was based on a discounted cash flow methodology in which expected future net cash flows were discounted to present value, using an appropriate after-tax weighted average cost of capital. The market approach was based on a guideline company and similar transaction approach. Under the guideline company approach, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company's reporting units were used to estimate the fair value of the reporting units. Under the similar transaction approach, recent merger and acquisition transactions for companies that have similar operations to the Company's reporting units were used to estimate the fair value of the Company's reporting units.

	Balance as of December 31, 2011	Acquisitions	Impairments	Balance as of September 30, 2012
Goodwill:
Eastern operations	$3,024,308	$—	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$3,083,528	$—	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$(802,337)	$—	$(1,472,024)	$(2,274,361)
Western operations	—	—	(53,308)	(53,308)
All other	—	—	—	—
Total accumulated impairment losses	$(802,337)	$—	$(1,525,332)	$(2,327,669)

Goodwill, net:
Eastern operations	$2,221,971	$—	$(1,472,024)	$749,947
Western operations	53,308	—	(53,308)	—
All other	5,912	—	—	5,912
Total goodwill, net	$2,281,191	$—	$(1,525,332)	$755,859

	Balance as of December 31, 2010	Acquisitions	Impairments	Balance as of December 31, 2011
Goodwill:
Eastern operations	$323,220	$2,701,088	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$382,440	$2,701,088	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$—	$—	$(802,337)	$(802,337)
Western operations	—	—	—	—
All other	—	—	—	—
Total accumulated impairment losses	$—	$—	$(802,337)	$(802,337)

Goodwill, net:
Eastern operations	$323,220	$2,701,088	$(802,337)	$2,221,971
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill, net	$382,440	$2,701,088	$(802,337)	$2,281,191

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(5)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company's outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company's employees and directors during each period, the Company's outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and the outstanding 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (formerly Massey) (the “3.25% Convertible Notes”). As of September 30, 2012 and September 30, 2011, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible. The 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money and amounted to 68,548 shares for the nine months ended September 30, 2011. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

The following table provides a reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares - basic	220,417,448	224,394,487	220,167,198	166,931,448
Dilutive impact of stock options and restricted stock plans	—	1,887,498	—	1,833,014
Dilutive impact of the 2.375% Convertible Notes	—	—	—	68,548
Weighted average shares - diluted	220,417,448	226,281,985	220,167,198	168,833,010

(6)    Inventories, net

Inventories, net consisted of the following:

	September 30, 2012	December 31, 2011
Raw coal	$72,372	$52,215
Saleable coal	275,757	340,672
Materials, supplies and other, net	109,066	99,135
Total inventories, net	$457,195	$492,022

(7)    Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$84,334	$32	$(4)	$84,362
Corporate debt securities (a)	122,772	86	(21)	122,837
Total short-term marketable securities	$207,106	$118	$(25)	$207,199

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$18,415	$61	$—	$18,476
Corporate debt securities (a)	61,861	7	(2)	61,866
Total short-term marketable securities	$80,276	$68	$(2)	$80,342

(a)	Unrealized gains and losses are recorded as a component of stockholders' equity.

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

	September 30, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate debt securities (a)	$755	$2	$—	$757
Mutual funds held in rabbi trust (b)	7,779	1,519	(1,052)	8,246
Total long-term marketable securities	$8,534	$1,521	$(1,052)	$9,003

	December 31, 2011
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities (a)	$20,451	$49	$(11)	$20,489
Mutual funds held in rabbi trust (b)	4,222	578	(671)	4,129
Total long-term marketable securities	$24,673	$627	$(682)	$24,618

(a)	Unrealized gains and losses are recorded as a component of stockholders' equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2012	December 31, 2011
Plant and mining equipment	$3,592,290	$3,641,522
Mine development	293,912	272,629
Coalbed methane equipment	16,024	15,210
Office equipment and software	64,766	56,547
Vehicles and other	6,605	6,605
Construction in progress	95,797	175,493
Total property, equipment and mine development costs	4,069,394	4,168,006
Less accumulated depreciation and amortization	1,752,754	1,355,937
Total property, equipment and mine development costs, net	$2,316,640	$2,812,069

For discussion regarding asset impairment charges recorded during the second quarter of 2012, see Note 3.

(9)    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
6.00% senior notes due 2019	$800,000	$800,000
6.25% senior notes due 2021	700,000	700,000
Term loan due 2016	555,000	585,000
3.25% convertible senior notes due 2015	658,673	658,673
2.375% convertible senior notes due 2015	287,500	287,500
Other	61,478	23,554
Debt discount, net	(69,518)	(86,646)
Total long-term debt	2,993,133	2,968,081
Less current portion	80,605	46,029
Long-term debt, net of current portion	$2,912,528	$2,922,052

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

Other Debt
In September 2011, the Company entered into a federal coal lease, which contains an estimated 130,200 tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $143,415, payable in five equal annual installments of $28,683. The first installment was paid in September 2011. In August 2012, the Company entered into an agreement with a third party to exchange this federal coal lease for a federal coal lease from a third party, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin adjacent to the Company's existing mining operations. As a result of the exchange, the Company paid $17,392 at closing and recorded a note payable, which had a present value of $14,091 as of September 30, 2012, of which $3,946 is recorded as current portion of long-term debt and $10,145 is recorded as long-term debt in the Company's Condensed Consolidated Balance Sheet as of September 30, 2012. The note is payable in four annual installments of $3,946 due each November through 2015.

The Company has entered into capital leases for equipment during the nine months ended September 30, 2012. The Company's liabilities for capital leases as of September 30, 2012 totaled $45,093.

See Note 19 regarding subsequent events related to long-term debt.

(10)    Asset Retirement Obligations

As of September 30, 2012 and December 31, 2011, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $987,635 and $934,606 respectively. Changes in the asset retirement obligations for the nine months ended September 30, 2012 were as follows:

Total asset retirement obligations at December 31, 2011	$934,606
Accretion for the period	49,127
Sites added during the period	2,154
Revisions in estimated cash flows	39,359
Expenditures for the period	(37,611)
Total asset retirement obligations at September 30, 2012	$987,635
Less current portion	88,478
Long-term portion	$899,157

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

The Company's long-term debt is comprised of the 6.00% senior notes due 2019 and the 6.25% senior notes due 2021 (collectively, the "Senior Notes"), 2.375% Convertible Senior Notes, 3.25% Convertible Senior Notes, and Term Loan due

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

2016. The following tables set forth by level, within the fair value hierarchy, the Company's long-term debt at fair value as of September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.00% senior notes due 2019	$800,000	$674,000	$674,000	$—	$—
6.25% senior notes due 2021	700,000	583,625	583,625	—	—
Term loan due 2016(1)	554,443	551,553	—	551,553	—
3.25% convertible senior notes due 2015(2)	631,534	608,751	608,751	—	—
2.375% convertible senior notes due 2015(3)	245,678	247,624	247,624	—	—
Total long-term debt	$2,931,655	$2,665,553	$2,114,000	$551,553	$—

	December 31, 2011
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.00% senior notes due 2019	$800,000	$780,000	$780,000	$—	$—
6.25% senior notes due 2021	700,000	682,500	682,500	—	—
Term loan due 2016(1)	584,330	584,989	—	584,989	—
3.25% convertible senior notes due 2015(2)	624,946	596,955	596,955	—	—
2.375% convertible senior notes due 2015(3)	235,251	276,596	276,596	—	—
Total long-term debt	$2,944,527	$2,921,040	$2,336,051	$584,989	$—

(1)	Net of debt discount of $557 and $670 as of September 30, 2012 and December 31, 2011, respectively.

(2)	Net of debt discount of $27,139 and $33,727 as of September 30, 2012 and December 31, 2011, respectively.

(3)	Net of debt discount of $41,822 and $52,249 as of September 30, 2012 and December 31, 2011, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company's financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$84,362	$84,362	$—	$—
Mutual funds held in rabbi trust	$8,246	$8,246	$—	$—
Corporate debt securities	$123,594	$—	$123,594	$—
Forward coal sales	$32,670	$—	$32,670	$—
Forward coal purchases	$(8,065)	$—	$(8,065)	$—
Commodity swaps	$11,976	$—	$11,976	$—
Commodity options	$90	$—	$90	$—
Interest rate swaps	$(1,465)	$—	$(1,465)	$—

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$38,965	$38,965	$—	$—
Mutual funds held in rabbi trust	$4,129	$4,129	$—	$—
Corporate debt securities	$61,866	$—	$61,866	$—
Forward coal sales	$27,254	$—	$27,254	$—
Forward coal purchases	$(15,456)	$—	$(15,456)	$—
Commodity swaps	$3,222	$—	$3,222	$—
Commodity options	$95	$—	$95	$—
Interest rate swaps	$(10,097)	$—	$(10,097)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust - The fair value of marketable securities is based on observable market data.

Senior Notes, 2.375% Convertible Notes and 3.25% Convertible Notes - The fair value is based on observable market data.

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

Term Loan due 2016 - The fair value of the Term Loan due 2016 is estimated based on market rates of interest offered for debt of similar maturities.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 7% of cost of coal sales for the nine months ended September 30, 2012. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to 79% and 58% of anticipated diesel fuel usage for the remaining three months of 2012 and calendar year 2013, respectively. The average fixed price per swap for diesel fuel hedges is $2.99 per gallon and $3.01 per gallon for the remaining three months of 2012 and calendar year 2013, respectively. As of September 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 36% of anticipated explosives usage in the Powder River Basin for the remaining three months of 2012. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.

The Company sells coalbed methane. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of September 30, 2012, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 81% and 76% of anticipated natural gas production for the remaining three months of 2012 and for calendar year 2013, respectively.

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

The following tables present the fair values and location of the Company's derivative instruments within the Condensed Consolidated Balance Sheets:

	Asset Derivatives
Derivatives designated as cash flow hedging instruments	September 30, 2012	December 31, 2011
Commodity swaps (1)	$15,549	$16,532
Commodity options (1)	107	112
	$15,656	$16,644

Derivatives not designated as cash flow hedging instruments	September 30, 2012	December 31, 2011
Forward coal sales (2)	$32,670	$27,254
Commodity swaps (3)	57	—
Total	$32,727	$27,254

Total asset derivatives	$48,383	$43,898

(1)
As of September 30, 2012, $10,102 is recorded in prepaid expenses and other current assets and $5,554 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $14,436 is recorded in prepaid expenses and other current assets and $2,208 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(2)
As of September 30, 2012, $30,048 is recorded in prepaid expenses and other current assets and $2,622 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $20,891 is recorded in prepaid expenses and other current assets and $6,363 is recorded in other non-current assets in the Condensed Consolidated Balance Sheets.

(3)	As of September 30, 2012, $57 is recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

	Liability Derivatives
Derivatives designated as cash flow hedging instruments	September 30, 2012	December 31, 2011
Commodity swaps (1)	$3,625	$12,874

Derivatives not designated as cash flow hedging instruments	September 30, 2012	December 31, 2011
Forward coal purchases (2)	$8,065	$15,456
Commodity swaps (3)	5	436
Commodity options-coal (4)	17	17
Interest rate swaps (5)	1,465	10,097
Total	$9,552	$26,006

Total liability derivatives	$13,177	$38,880

(1)	As of September 30, 2012, $1,984 is recorded in accrued expenses and other current liabilities and $1,641 is recorded in

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

other non-current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $6,222 is recorded in accrued expenses and other current liabilities and $6,652 is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(2)
As September 30, 2012, $8,065 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $15,456 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(3)
As of September 30, 2012, $5 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $436 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

(4)
As of September 30, 2012, $17 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $3 is recorded in accrued expenses and other current liabilities and $14 in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(5)
As of September 30, 2012, $1,465 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2011, $10,097 is recorded in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The following tables present the gains and losses from derivative instruments for the nine months ended September 30, 2012 and 2011 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2012	2011	2012	2011
Commodity swaps (1) (2) (3)	$9,190	$11,519	$14,715	$(1,759)
Commodity options (1) (2)	—	—	(39)	—
	$9,190	$11,519	$14,676	$(1,759)

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

(3)	Ineffectiveness during the period was immaterial.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Forward coal sales (1)	$(48,131)	$68,451	$5,424	$65,685
Forward coal purchases (1)	16,723	(7,179)	7,391	(6,757)
Commodity swaps (2)	625	(389)	377	(780)
Commodity options-coal (1)	—	311	—	246
Interest rate swap (3)	(42)	434	(372)	(1,086)
Freight swap (2)	—	—	—	84
	$(30,825)	$61,628	$12,820	$57,392

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the three and nine months ended September 30, 2012, the Company reclassified $(260) and $(77), respectively, out of accumulated other comprehensive income (loss) because the underlying forecasted transactions were probable of not occurring. During the next twelve months, the Company expects to reclassify approximately $(4,560), net of tax, to earnings. The following table summarizes the changes to accumulated other comprehensive income (loss) related to hedging activities during the nine months ended September 30,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$1,333	$8,443
Net change associated with current year hedging transactions	14,676	(1,759)
Net amounts reclassified to earnings	(9,190)	(11,519)
Balance at end of period	$6,819	$(4,835)

(13)    Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2012 and 2011 was $(83,182), $(576,765), $(3,225) and $2,244, respectively. A reconciliation of the statutory federal income tax expense (benefit) at 35% to the actual income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal statutory income tax expense (benefit)	$(45,265)	$20,783	$(1,010,217)	$22,620
Increases (reductions) in taxes due to:
Percentage depletion allowance	(28,255)	(30,060)	(61,157)	(29,304)
State taxes, net of federal tax impact	(10,760)	532	(32,490)	371
State statutory tax rate change, net of federal tax impact	—	341	(6,397)	(8,984)
State apportionment change, net of federal tax impact	—	—	—	8,343
Non-deductible acquisition costs	—	—	—	5,961
Non-deductible goodwill impairment	—	—	506,634	—
Change in valuation allowance	(2,048)	—	20,706	—
Other, net	3,146	5,179	6,156	3,237
Income tax expense (benefit)	$(83,182)	$(3,225)	$(576,765)	$2,244

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

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$—	$3,284	$—	$4,379
Interest cost	7,952	8,295	24,148	16,378
Expected return on plan assets	(9,815)	(9,594)	(28,978)	(19,597)
Amortization of net actuarial (gain) loss	551	(71)	1,286	(205)
Gain on settlement	—	(145)	—	(2,327)
Net periodic benefit cost (credit)	$(1,312)	$1,769	$(3,544)	$(1,372)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$4,381	$3,218	$12,465	$8,426
Interest cost	10,748	11,822	32,923	31,479
Amortization of prior service cost (credit)	104	(238)	313	(714)
Amortization of net actuarial loss	1,749	299	3,653	898
Net periodic benefit cost	$16,982	$15,101	$49,354	$40,089

During the three months ended September 30, 2012, the Company remeasured its retiree medical plans to reflect certain plan changes. As a result of the remeasurement, the discount rate was updated to 3.74% and the accumulated benefit obligation was reduced by approximately $87,891, with an offsetting amount recorded in accumulated other comprehensive income (loss), net of tax.
Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$2,080	$1,450	$6,034	$2,611
Interest cost	1,384	1,787	4,228	3,367
Expected return on plan assets	(12)	(6)	(39)	(19)
Amortization of net actuarial loss	—	209	—	627
Net periodic benefit cost	$3,452	$3,440	$10,223	$6,586

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

(15)    Stock-Based Compensation Awards

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On May 17, 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (the “2012 LTIP”). The principal purpose of the 2012 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. The 2012 LTIP is currently authorized for the issuance of awards of up to 6,400,000 shares of common stock, and as of September 30, 2012, 5,690,686 shares of common stock were available for grant under the plan. The 2012 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purpose of the 2012 LTIP. Prior to the approval of the 2012 LTIP, the Company issued awards under the 2010 Long Term Incentive Plan (the “2010 LTIP”) and the Alpha Appalachia 2006 Stock and Incentive Compensation Plan (the “2006 SICP”). Upon approval of the 2012 LTIP, no additional awards were issued or are able to be issued under the 2010 LTIP or the 2006 SICP. The 2012 LTIP, the 2010 LTIP and the 2006 SICP are collectively referred to as the “Stock Plans.”

During the nine months ended September 30, 2012, the Company awarded certain of its executives and key employees 1,232,895 time-based restricted share units and 1,149,392 performance-based restricted share units under the Stock Plans. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based restricted share units awarded under the Stock Plans during the nine months ended September 30, 2012 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At September 30, 2012, the Company had three types of stock-based awards outstanding: restricted stock, restricted share units (both time-based and performance-based), and stock options. As a result of assessing the pre-established performance criteria for the performance-based restricted share units awarded during 2010 and 2011, the cumulative stock-based compensation expense recognized during the related vesting periods was reversed during the nine months ended September 30, 2012. Stock-based compensation expense totaled $6,409 and $8,847 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense totaled $3,945 and $55,856, for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, approximately 76% and 72%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. For the nine months ended September 30, 2012 and 2011, approximately 15% and 74%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 24% and 28% of stock-based compensation expense was recorded as cost of coal sales for the three months ended September 30, 2012 and 2011, respectively. Approximately 85% and 26%, of stock-based compensation expense was recorded as cost of coal sales for the nine months ended September 30, 2012 and 2011, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees' minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the nine months ended September 30, 2012 and 2011, the Company repurchased 381,969 and 211,976, respectively, of common shares from employees at an average price paid per share of $18.29 and $56.69, respectively.

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

The Company has obligations for a federal coal lease, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin. The annual installments due in 2013 through 2015 of $42,130 are due each November until the obligation is satisfied. See Note 9.

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company's accounts receivable securitization program as of September 30, 2012 was $160,230. As of September 30, 2012, the Company had $300 of additional letters of credit outstanding under its senior secured revolving facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized income (expense), net of expected insurance recoveries, associated with litigation-related reserves of $7,893 and $41 during the three months ended September 30, 2012 and 2011, respectively.

Federal Securities Class Actions

Upper Big Branch ("UBB") Purported Securities Class Action

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

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company's Emerald mine in its public filings associated with its acquisition of Massey. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

On August 16, 2012, the defendants removed the case to the United States District Court for the Southern District of West Virginia. On August 30, 2012, the plaintiff filed a motion to remand the case back to the Circuit Court of Boone County, West Virginia. On September 13, 2012, the defendants filed an opposition to the plaintiff's motion to remand. Alpha filed a motion to dismiss the action on October 19, 2012, and the plaintiff filed an opposition to that motion on November 2, 2012.  On November 5, 2012, the federal court remanded the case back to the Circuit Court of Boone County.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

UBB Explosion and Related Investigations

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

On June 28, 2012, sixteen individuals who claim to have been injured in the UBB explosion filed a petition in the United States District Court for the Southern District of West Virginia to amend or set aside the Agreement. On July 27, 2012, Alpha and Alpha Appalachia filed a motion to dismiss. The injury claims of those sixteen individuals were separately settled in August 2012, and on August 29, 2012, the court ordered that the action be dismissed and stricken from the docket.

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action in the United States District Court for the Southern District of West Virginia claiming they are entitled to "criminal restitution" under the Agreement. The Company has not yet responded to the complaint.

Wrongful Death and Personal Injury Suits

As of November 1, 2012, twenty of the twenty-nine families of the deceased miners had filed wrongful death suits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court. In addition, as of November 1, 2012, two seriously injured employees had filed personal injury claims against Massey and certain of its subsidiaries in Boone County Circuit Court seeking damages for physical injuries and/or alleged psychiatric injuries, and thirty-nine employees had filed lawsuits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court alleging emotional distress or personal injuries due to their proximity to the explosion.  On April 19, 2012, the Company filed a motion to transfer the Wyoming County lawsuits to Boone County.

On October 19, 2011, the Boone County Circuit Court ordered that the cases pending before it be mediated by a panel of three mediators. These mediations are, per order of the court, strictly confidential. The Company has reached agreements to settle with all twenty-nine families of the deceased miners as well as the two employees who were seriously injured. The settlements reached with the families of the deceased miners have received court approval. The settlements relating to the two serious injuries did not require court approval.

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

the court. The stay was lifted on July 6, 2012 but mediation was ordered to continue. On July 20, 2012, the stay was reinstated for discovery-related activities at the request of the United States Attorney and by agreement of the parties. This stay is expected to remain in effect until the United States' criminal investigation of the UBB explosion is completed or until January 15, 2013, whichever is earlier. Mediation efforts in August 2012 successfully resolved all but two of the personal injury and emotional distress claims. A motion to dismiss these two claims is pending before the Boone County Circuit Court.

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

Delaware Chancery Court Suit

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties' right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.  On January 31, 2012, the Company and Alpha Appalachia requested that the Delaware Plaintiffs consent to a six-month extension of  the stay order (the “Stay Order”); the Delaware Plaintiffs refused to do so.  On February 21, 2012, the Company and Alpha Appalachia filed a motion to extend the Stay Order. On June 15, 2012, the Court held a hearing on Defendants' motion to extend the Stay Order and granted the motion, extending the stay of proceedings until the earlier of either the completion of the United States' criminal investigation of the UBB explosion or January 15, 2013.

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

On June 22, 2011, the individual defendants that had been served with the new petition filed a motion to dismiss that petition, as well as the original April 16 petition, and also moved to vacate the 2008 order, in which the court approved the settlement, as against them.  On June 28, 2011, nominal defendant Alpha Appalachia joined in the individual defendants' motions to dismiss and vacate.  On July 21, 2011, the court held a hearing on the defendants' motions to dismiss and vacate.

On September 29, 2011, the court granted the individual defendants' motions to dismiss and vacate and ordered that the contempt proceedings be terminated in their entirety.  The plaintiffs have filed an appeal, which remains pending.

U.S. District Court - Eastern District of Virginia - Purported Stockholder Class Action

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

On September 10, 2012, the court denied plaintiffs' motion for attorneys' fees, reimbursement of expenses and incentive awards. On September 24, 2012, the court dismissed the action with prejudice.

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

Mine Water Discharge Suits

The West Virginia Department of Environmental Protection ("WVDEP") has brought civil enforcement actions against two of the Company's subsidiaries, Paynter Branch Mining, Inc. and Pioneer Fuel Corporation, in various West Virginia state courts seeking civil penalties based on alleged discharge of selenium, and in one case, other additional materials, in excess of permitted levels.  The Company has reached agreements to resolve both claims with WVDEP. The circuit court has approved the Pioneer Fuel consent decree, and Pioneer Fuel has paid the civil penalty. The Paynter Branch Mining consent decree is awaiting court approval. The Company does not believe the amounts of any civil penalties or fines resulting from the Paynter Branch Mining, Inc. case will be material to its results of operations.

The estimated future costs to treat for selenium discharges on specific permits involved include costs to build and to maintain water treatment systems. For permits that are active, capital costs (expected to be approximately $23,000) will be capitalized as property and equipment and depreciated over the expected lives and annual water treatment costs (expected to be approximately $2,300 annually) will be expensed as incurred. For post-mine closing periods on active permits as well as non-active permits, estimated future treatment costs have been included in asset retirement obligations.

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

On May 9, 2012, three environmental groups filed a citizen's suit in federal court in the Southern District of West Virginia against two of the Company's subsidiaries alleging violations of the terms of the subsidiaries' water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

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

On June 21, 2012, the West Virginia Supreme Court of Appeals issued an opinion finding that ACTF has standing to pursue its claims and remanded the case back to the Circuit Court of Kanawha County, West Virginia for further proceedings. NCI's portion of the highway project under the contract is complete.

The case is now pending in the Circuit Court of Kanawha County, West Virginia, with discovery and other pretrial proceedings underway.  Trial is scheduled to commence on January 14, 2013.  ACTF has moved for summary judgment on the merits of its claims.  A hearing on that motion is set for November 8, 2012.  The only relief currently requested by ACTF is a declaration that the contract at issue does not comply with West Virginia laws applicable to government contracts in regards to competitive bidding and payment of prevailing wages, and is therefore void.  ACTF has withdrawn its request for injunctive relief.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia (then called Massey) and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the Court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia's subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor's motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia's subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at September 30, 2012. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending

In connection with Fluor's sale of the Prior Business to a group of purchasers (the “Rennert Entities”) in 1994, the Rennert Entities had agreed to indemnify Fluor and its affiliates for losses and liabilities arising from the Prior Business. In late 2010, the Rennert Entities settled with the plaintiffs in the Alexander-Pederson-Helig cases without indemnifying or obtaining a release for the benefit of Fluor and Alpha Appalachia's subsidiaries.

In January 2012, the Rennert Entities filed suit against Fluor and two of Alpha Appalachia's subsidiaries in the United States District Court for the Eastern District of Missouri seeking return of funds previously paid by the Rennert Entities to settle personal injury and property damage claims against Fluor and Alpha Appalachia's subsidiaries allegedly arising out of the Prior Business and a declaration of non-liability for indemnification with respect to the Alexander-Pederson-Helig cases and any future claims or judgments against Fluor and Alpha Appalachia's subsidiaries arising out of the Prior Business. Also in January 2012, Fluor filed suit against the Rennert Entities in Missouri state court alleging various breach of contract and tort

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

claims and seeking a declaratory judgment regarding the Rennert Entities' indemnification obligations to Fluor and Alpha Appalachia's subsidiaries against claims arising out of the Prior Business. On February 21, 2012, Appalachia Holding and DRIH joined Fluor as plaintiffs in this suit. At the same time, Fluor, Appalachia Holding and DRIH moved to dismiss, or in the alternative, to stay the suit pending in federal court in Missouri in favor of the Missouri state court action. On June 21, 2012, Missouri federal court stayed the case before it in favor of the suit pending in the Missouri state court.

On April 4, 2012, the Rennert entities moved to dismiss the Missouri state court action. On July 13, 2012, the Missouri state court scheduled an expedited hearing on the Rennert entities' pending motions to dismiss for August 15, 2012. On October 5, 2012, the court denied the Rennert entities' motions to dismiss each of Fluor's and Alpha Appalachia's subsidiaries' claims except for one claim for contribution, which the court dismissed.

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

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of September 30, 2012, and Eastern Coal Operations, which consists of 74 underground mines and 32 surface mines in Northern and Central Appalachia as of September 30, 2012, as well as road construction and coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended September 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,446,374	$171,982	$15,453	$1,633,809
Depreciation, depletion, and amortization	$215,961	$16,868	$6,065	$238,894
Amortization of acquired intangibles, net	$(15,940)	$3,480	$778	$(11,682)
EBITDA	$123,544	$42,305	$(21,948)	$143,901
Capital expenditures	$80,695	$4,150	$2,503	$87,348
Acquisition of mineral rights under federal lease	$—	$17,393	$—	$17,393

Segment operating results and capital expenditures for the three months ended September 30, 2011 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,134,246	$151,617	$22,890	$2,308,753
Depreciation, depletion, and amortization	$228,066	$15,293	$5,894	$249,253
Amortization of acquired intangibles, net	$(89,918)	$7,960	$1,340	$(80,618)
EBITDA	$274,801	$14,081	$(12,650)	$276,232
Capital expenditures	$126,580	$5,084	$10,597	$142,261
Acquisition of mineral rights under federal lease	$—	$28,905	$—	$28,905

Segment operating results and capital expenditures for the nine months ended September 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$4,899,430	$459,320	$57,781	$5,416,531
Depreciation, depletion, and amortization	$730,894	$47,284	$19,338	$797,516
Amortization of acquired intangibles, net	$(78,067)	$10,472	$3,115	$(64,480)
EBITDA	$(1,978,561)	$25,616	$(64,788)	$(2,017,733)
Capital expenditures	$304,010	$16,927	$11,655	$332,592
Acquisition of mineral rights under federal lease	$—	$53,501	$—	$53,501

Segment operating results and capital expenditures for the nine months ended September 30, 2011 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$4,545,854	$434,846	$56,829	$5,037,529
Depreciation, depletion, and amortization	$425,422	$44,779	$14,801	$485,002
Amortization of acquired intangibles, net	$(91,312)	$25,874	$1,875	$(63,563)
EBITDA	$728,248	$45,757	$(196,199)	$577,806
Capital expenditures	$246,712	$24,516	$43,701	$314,929
Acquisition of mineral rights under federal lease	$—	$65,013	$—	$65,013

The following table presents a reconciliation of EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBITDA	$143,901	$276,232	$(2,017,733)	$577,806
Interest expense	(47,345)	(49,148)	(139,313)	(94,726)
Interest income	1,328	930	3,749	2,987
Income tax (expense) benefit	83,182	3,225	576,765	(2,244)
Depreciation, depletion and amortization	(238,894)	(249,253)	(797,516)	(485,002)
Amortization of acquired intangibles, net	11,682	80,618	64,480	63,563
Net income (loss)	$(46,146)	$62,604	$(2,309,568)	$62,384

The following table presents total assets and goodwill as of September 30, 2012 and December 31, 2011:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Total Assets		Goodwill
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Eastern Coal Operations	$11,192,521	$14,427,166	$749,947	$2,221,971
Western Coal Operations	625,185	657,419	—	53,308
All Other	1,287,425	1,509,460	5,912	5,912
Total	$13,105,131	$16,594,045	$755,859	$2,281,191

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $639,977 and $2,296,369, or approximately 39% and 42%, respectively, of total revenues for the three and nine months ended September 30, 2012, respectively. Export revenues totaled $998,601 and $2,290,309, or approximately 43% and 45%, respectively, of total revenues for the three and nine months ended September 30, 2011, respectively.

(18)    Supplemental Guarantor and Non-Guarantor Financial Information

On June 1, 2011, the Company issued the Senior Notes, and on October 11, 2012, it issued the 9.75% Senior Notes (as defined in Note 19). See Note 19. The Company may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company's subsidiaries (the “Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, respectively, based on the guarantor structure for the Company's Senior Notes and 9.75% Senior Notes, and would apply in the event the Company issues New Notes in the future. The tables below refer to the Company as the issuer of the Senior Notes, the 9.75% Senior Notes and any New Notes that may be issued in the future. "Non-Guarantor Subsidiaries" refers, for the tables below, to ANR Receivables Funding LLC, Alpha Australia Pty. Limited, Alpha Coal India Private Limited, Coalsolv, LLC, Gray Hawk Insurance Company and Rockridge Coal Company. The Non-Guarantor Subsidiaries are not guarantors of the Senior Notes or 9.75% Senior Notes and would not be guarantors of any New Notes. Separate consolidated financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of the Senior Notes or 9.75% Senior Notes or to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$341,188	$1,016	$—	$342,204
Trade accounts receivable, net	—	33,431	421,807	—	455,238
Inventories, net	—	457,195	—	—	457,195
Prepaid expenses and other current assets	—	775,145	2,753	—	777,898
Total current assets	—	1,606,959	425,576	—	2,032,535
Property, equipment and mine development costs, net	—	2,316,640	—	—	2,316,640
Owned and leased mineral rights and land, net	—	7,442,438	—	—	7,442,438
Goodwill, net	—	755,859	—	—	755,859
Other acquired intangibles, net	—	254,315	—	—	254,315
Other non-current assets	8,826,492	8,965,764	5,236	(17,494,148)	303,344
Total assets	$8,826,492	$21,341,975	$430,812	$(17,494,148)	$13,105,131
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$67,500	$13,105	$—	$—	$80,605
Trade accounts payable	5,039	296,203	24	—	301,266
Accrued expenses and other current liabilities	3,130	921,780	3	—	924,913
Total current liabilities	75,669	1,231,088	27	—	1,306,784
Long-term debt	2,232,621	679,907	—	—	2,912,528
Pension and postretirement medical benefit obligations	—	1,188,680	—	—	1,188,680
Asset retirement obligations	—	899,157	—	—	899,157
Deferred income taxes	—	961,001	—	—	961,001
Other non-current liabilities	1,420,432	1,743,290	416,353	(2,840,864)	739,211
Total liabilities	3,728,722	6,703,123	416,380	(2,840,864)	8,007,361
Stockholders' Equity
Total stockholders' equity	5,097,770	14,638,852	14,432	(14,653,284)	5,097,770
Total liabilities and stockholders' equity	$8,826,492	$21,341,975	$430,812	$(17,494,148)	$13,105,131

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
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,455,702	$—	$—	$1,455,702
Freight and handling revenues	—	154,450	—	—	154,450
Other revenues	—	20,324	3,333	—	23,657
Total revenues	—	1,630,476	3,333	—	1,633,809
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,259,174	—	—	1,259,174
Freight and handling costs	—	154,450	—	—	154,450
Other expenses	—	13,357	—	—	13,357
Depreciation, depletion, and amortization	—	238,894	—	—	238,894
Amortization of acquired intangibles, net	—	(11,682)	—	—	(11,682)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	48,246	1,358	—	49,604
Asset impairment and restructuring	—	13,676	—	—	13,676
Total costs and expenses	—	1,716,115	1,358	—	1,717,473
Income (loss) from operations	—	(85,639)	1,975	—	(83,664)
Other income (expense):
Interest expense	(40,125)	(6,451)	(769)	—	(47,345)
Interest income	—	1,325	3	—	1,328
Miscellaneous expense, net	—	321	32	—	353
Total other expense, net	(40,125)	(4,805)	(734)	—	(45,664)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(40,125)	(90,444)	1,241	—	(129,328)
Income tax benefit (expense)	15,649	68,017	(484)	—	83,182
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(21,670)	—	—	21,670	—
Net income (loss)	$(46,146)	$(22,427)	$757	$21,670	$(46,146)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,997,933	$—	$—	$1,997,933
Freight and handling revenues	—	213,834	—	—	213,834
Other revenues	—	94,314	2,672	—	96,986
Total revenues	—	2,306,081	2,672	—	2,308,753
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,683,902	—	—	1,683,902
Freight and handling costs	—	213,834	—	—	213,834
Other expenses	—	54,239	—	—	54,239
Depreciation, depletion, and amortization	—	249,253	—	—	249,253
Amortization of acquired intangibles, net	—	(80,618)	—	—	(80,618)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	74,541	1,102	—	75,643
Total costs and expenses	—	2,195,151	1,102	—	2,196,253
Income from operations	—	110,930	1,570	—	112,500
Other income (expense):
Interest expense	(40,191)	(8,303)	(654)	—	(49,148)
Interest income	—	930	—	—	930
Loss on early extinguishment of debt	—	(5,212)	—	—	(5,212)
Miscellaneous expense, net	—	309	—	—	309
Total other expense, net	(40,191)	(12,276)	(654)	—	(53,121)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(40,191)	98,654	916	—	59,379
Income tax benefit (expense)	15,673	(12,091)	(357)	—	3,225
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	87,122	2,306	—	(89,428)	—
Net income (loss)	$62,604	$88,869	$559	$(89,428)	$62,604

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$4,660,541	$—	$—	$4,660,541
Freight and handling revenues	—	597,157	—	—	597,157
Other revenues	—	148,623	10,210	—	158,833
Total revenues	—	5,406,321	10,210	—	5,416,531
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	4,080,964	—	—	4,080,964
Freight and handling costs	—	597,157	—	—	597,157
Other expenses	—	43,194	—	—	43,194
Depreciation, depletion, and amortization	—	797,516	—	—	797,516
Amortization of acquired intangibles, net	—	(64,480)	—	—	(64,480)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	157,344	3,282	—	160,626
Asset impairment and restructuring	—	1,028,610	—	—	1,028,610
Goodwill impairment	—	1,525,332	—	—	1,525,332
Total costs and expenses	—	8,165,637	3,282	—	8,168,919
Income (loss) from operations	—	(2,759,316)	6,928	—	(2,752,388)
Other income (expense):
Interest expense	(118,015)	(19,106)	(2,192)	—	(139,313)
Interest income	—	3,732	17	—	3,749
Miscellaneous expense, net	—	1,648	(29)	—	1,619
Total other expense, net	(118,015)	(13,726)	(2,204)	—	(133,945)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(118,015)	(2,773,042)	4,724	—	(2,886,333)
Income tax benefit (expense)	46,025	532,582	(1,842)	—	576,765
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(2,237,578)	—	—	2,237,578	—
Net income (loss)	$(2,309,568)	$(2,240,460)	$2,882	$2,237,578	$(2,309,568)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$4,395,803	$—	$—	$4,395,803
Freight and handling revenues	—	480,760	—	—	480,760
Other revenues	—	153,130	7,836	—	160,966
Total revenues	—	5,029,693	7,836	—	5,037,529
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	3,525,886	—	—	3,525,886
Freight and handling costs	—	480,760	—	—	480,760
Other expenses	—	111,045	—	—	111,045
Depreciation, depletion, and amortization	—	485,002	—	—	485,002
Amortization of acquired intangibles, net	—	(63,563)	—	—	(63,563)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	329,876	2,722	—	332,598
Total costs and expenses	—	4,869,006	2,722	—	4,871,728
Income from operations	—	160,687	5,114	—	165,801
Other income (expense):
Interest expense	(69,871)	(23,358)	(1,497)	—	(94,726)
Interest income	—	2,987	—	—	2,987
Loss on early extinguishment of debt	(4,751)	(5,017)	—	—	(9,768)
Miscellaneous expense, net	—	334	—	—	334
Total other expense, net	(74,622)	(25,054)	(1,497)	—	(101,173)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(74,622)	135,633	3,617	—	64,628
Income tax benefit (expense)	29,102	(29,935)	(1,411)	—	(2,244)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	107,904	(17,195)	—	(90,709)	—
Net income (loss)	$62,384	$88,503	$2,206	$(90,709)	$62,384

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(46,146)	$(22,427)	$757	$21,670	$(46,146)
Total comprehensive income (loss)	$18,873	$(87,446)	$757	$86,689	$18,873

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$62,604	$88,869	$559	$(89,428)	$62,604
Total comprehensive income (loss)	$(32,773)	$184,246	$559	$(184,805)	$(32,773)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,309,568)	$(2,240,460)	$2,882	$2,237,578	$(2,309,568)
Total comprehensive income (loss)	$(2,268,960)	$(2,281,068)	$2,882	$2,278,186	$(2,268,960)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$62,384	$88,503	$2,206	$(90,709)	$62,384
Total comprehensive income (loss)	$(37,968)	$188,855	$2,206	$(191,061)	$(37,968)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(6,000)	$311,667	$(20)	$305,647
Investing activities:
Capital expenditures	—	(332,592)	—	(332,592)
Acquisition of mineral rights under federal lease	—	(53,501)	—	(53,501)
Purchase of equity-method investments	—	(10,100)	—	(10,100)
Purchases of marketable securities, net	—	(112,138)	—	(112,138)
Other, net	—	7,420	—	7,420
Net cash used in investing activities	—	(500,911)	—	(500,911)
Financing activities:
Principal repayments of long-term debt	(30,000)	—	—	(30,000)
Principal repayments of capital lease obligations	—	(3,862)	—	(3,862)
Debt issuance costs	(6,737)	—	—	(6,737)
Common stock repurchases	(6,985)	—	—	(6,985)
Proceeds from exercise of stock options	170	—	—	170
Other, net	—	(1,000)	—	(1,000)
Transactions with affiliates	48,939	(48,979)	40	—
Net cash (used in) provided by financing activities	5,387	(53,841)	40	(48,414)
Net increase (decrease) in cash and cash equivalents	(613)	(243,085)	20	(243,678)
Cash and cash equivalents at beginning of period	613	584,273	996	585,882
Cash and cash equivalents at end of period	$—	$341,188	$1,016	$342,204

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by operating activities	$10,406	$526,738	$88	$537,232
Investing activities:
Cash paid for Massey Acquisition, net of cash acquired	(711,387)	—	—	(711,387)
Capital expenditures	—	(314,929)	—	(314,929)
Acquisition of mineral rights under federal lease	—	(65,013)	—	(65,013)
Purchase of equity-method investment	—	(8,000)	—	(8,000)
Purchases of marketable securities, net	—	83,732	—	83,732
Other, net	—	(4,672)	—	(4,672)
Net cash used in investing activities	(711,387)	(308,882)	—	(1,020,269)
Financing activities:
Principal repayments of long-term debt	(235,396)	(1,072,438)	—	(1,307,834)
Proceeds from borrowing on long-term debt	2,100,000	—	—	2,100,000
Debt issuance	(84,306)	—	—	(84,306)
Common stock repurchases	(206,381)	—	—	(206,381)
Proceeds from exercise of stock options	4,079	—	—	4,079
Transactions with affiliates	(896,491)	896,079	412	—
Net cash provided by (used in) financing activities	681,505	(176,359)	412	505,558
Net increase (decrease) in cash and cash equivalents	(19,476)	41,497	500	22,521
Cash and cash equivalents at beginning of period	20,331	534,441	—	554,772
Cash and cash equivalents at end of period	$855	$575,938	$500	$577,293

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(19)    Subsequent Events
9.75% Senior Notes due 2018
On October 11, 2012, Alpha, certain of its wholly-owned domestic subsidiaries, as guarantors, and Union Bank, N.A., as trustee, entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture dated June 1, 2011 (the “Base Indenture” and, together with the Third Supplemental Indenture, the “9.75% Senior Notes Indenture”). The 9.75% Senior Notes Indenture governs Alpha's 9.75% senior notes due 2018 (the “9.75% Senior Notes”), which were issued on October 11, 2012 in an aggregate principal amount of $500,000.
The 9.75% Senior Notes bear interest at a rate of 9.75% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2013, and will mature on April 15, 2018.
Alpha may redeem the 9.75% Senior Notes, in whole or in part, at any time prior to maturity, at a price equal to 100% of the aggregate principal amount of the 9.75% Senior Notes plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, Alpha may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net cash proceeds from certain equity offerings, at any time prior to October 15, 2015, at a redemption price equal to 109.75% of the aggregate principal amount of the 9.75% Senior Notes, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date, if at least 65% of the aggregate principal amount of the 9.75% Senior Notes originally issued under the 9.75% Senior Notes Indenture remains outstanding immediately after the redemption and the redemption occurs within 180 days of the date of the closing of such equity offering.
Upon the occurrence of a change of control repurchase event with respect to the 9.75% Senior Notes, unless Alpha has exercised its right to redeem the 9.75% Senior Notes, Alpha will be required to offer to repurchase each holder's 9.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The 9.75% Senior Notes Indenture contains covenants that limit, among other things, Alpha's ability to:

•	incur, or permit its subsidiaries to incur, additional debt;

•	issue, or permit its subsidiaries to issue, certain types of stock;

•	pay dividends on its or its subsidiaries' capital stock or repurchase its capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	limit dividends or other payments by its restricted subsidiaries to it and its other restricted subsidiaries;

•	consolidate, merge or sell all or substantially all of its assets; and

•	make certain payments on its or its subsidiaries' subordinated debt.
These covenants are subject to a number of qualifications and exceptions. These covenants may not apply at any time after the 9.75% Senior Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor's Ratings Services and of at least Ba1 (stable) from Moody's Investor Service, Inc.

3.25% Convertible Senior Notes due 2015
In October, 2012, pursuant to a cash tender offer with respect to the 3.25% Convertible Notes, the Company and Alpha Appalachia Holdings, Inc. (formerly Massey) repurchased $122,511 in aggregate principal amount of the 3.25% Convertible Notes using a portion of the net proceeds from the offering of the 9.75% Senior Notes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
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

•
other factors, including the other factors discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2012 and March 31, 2012, respectively,and our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Explanatory Note

On June 1, 2011, we completed our acquisition (the “Massey Acquisition”) of Massey. Accordingly, our consolidated results of operations for the nine months ended September 30, 2011 include Massey's results of operations only for the period June 1, 2011 to September 30, 2011.

Overview

We are one of America's premier coal suppliers, operating 108 mines and 30 coal preparation and load-out facilities as of September 30, 2012 in Northern and Central Appalachia and the Powder River Basin, with approximately 13,000 employees.

During the nine months ended September 30, 2012, we announced the planned idling of certain mining operations and preparation plants in our eastern operations and other planned production curtailments and organizational streamlining. The mines impacted are located in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming. The combination of mine and equipment idlings, production curtailments and mining out reserves will take place through early 2013, reducing annualized coal production and shipments by approximately 32 million tons. Approximately 20 million tons of the reduction will come from higher-cost thermal coal operations in the east and approximately 8 million tons of the reduction will come from production curtailments in the Power River Basin in order to match currently committed sales volumes in 2013. These reductions of higher-cost and lower-quality production will allow us to focus on higher margin products. We will continue to evaluate market conditions and will make further adjustments if market conditions warrant. The balance will come from reduced production of lesser quality metallurgical coal. Additionally, to align with our smaller production footprint, in the future we plan to operate under two regions to reduce overhead while enhancing operational effectiveness. We plan to establish an operational performance group to support the deployment of best practices across the organization in areas such as operations improvement and predictive/preventive maintenance. Satellite offices in Richmond, VA., Denver, CO., Latrobe, PA., and Linthicum Heights, MD. will be closed by the end of 2012 and overhead support functions will be consolidated from other locations as well. We expect to achieve overhead savings from the streamlining of field and corporate support functions which are expected to be reflected in lower cost of coal sales and lower selling, general and administrative expenses.

During the nine months ended September 30, 2012, we tested certain of our long-lived assets and goodwill for impairment. In the second quarter of 2012, we recorded charges for asset impairment of $990.9 million and goodwill impairment of $1,525.3 million. Additionally, we recorded severance expenses of $7.5 million and $22.9 million, professional fees and other expenses of $5.5 million and $7.5 million, and reserves of $0.7 million and $7.3 million for advanced royalties and deposits which may not be recoverable for the three and nine months ended September 30, 2012, respectively.

We produce, process, and sell steam and metallurgical coal from twelve business units located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately. For the three and nine months ended September 30, 2012, sales of steam coal were 23.1 million and 67.5 million tons, respectively, and accounted for approximately 83% and 81%, respectively, of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2011, sales of steam coal were 25.3 million and 61.3 million tons, respectively, and accounted for approximately 81% and 82%, respectively, of our coal sales volume. For the three and nine months ended September 30, 2012, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.9 million and 15.4 million tons, respectively, and accounted for approximately 17% and 19%, respectively, of our coal sales volume. For the three and nine months ended September 30, 2011, sales of metallurgical coal were 5.9 million and 13.9 million tons, respectively, and accounted for approximately 19% and 18%, respectively, of our coal sales volume.

Our sales of steam coal for the three and nine months ended September 30, 2012 and 2011 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and nine months ended September 30, 2012, approximately 39% and 42% of our total revenues were derived from coal sales made to customers outside the United States, compared to 43% and 45% for the three and nine months ended September 30, 2011, respectively.

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

Coal Pricing Trends, Uncertainties and Outlook

The global seaborne metallurgical coal market has been recently characterized by excess supply, weak demand and falling prices which, based on spot market transactions, are estimated to be below production costs for a portion of the world's supply. This market weakness, which is expected to continue into the fourth quarter of 2012, has driven a rapid supply response, and producers in the U.S., Australia and elsewhere have curtailed an estimated 20 to 30 million tons of annualized production. Taken together with renewed expectations of increasing infrastructure spending in China, this recent supply response is anticipated to restore the market to a more balanced supply/demand picture in the near-term. We have responded to the deterioration in market conditions, reducing our production of lower quality metallurgical coal by three to four million tons on an annual run-rate basis through a series of cutbacks announced throughout 2012. When the market rebounds from its recent weakness, we have the capability to increase our metallurgical coal shipments to take advantage of opportunities in this highly cyclical market.

The thermal market in the United States has rebounded from levels in the Spring of 2012 when coal reached its lowest proportional level of electricity generation in four decades, and nationwide utility inventories peaked at an estimated 213 million tons due to the combined and inter-related forces of weak winter burn and natural gas prices that were briefly below $2 per thousand cubic feet ("MCF"). However, the improvement has been gradual, and inventories remain elevated, falling to 191 million tons by the end of September 2012, a level still well above historical averages. Despite the inventory drawdown, an improvement in coal's share of electricity generation, and the expectation of increased natural gas prices in 2013, the domestic market for steam coal currently remains weak. Requests for shipment deferrals have become commonplace in all regions. The Energy Information Administration ("EIA") 2012 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 3.1% through 2015. The EIA estimates that electric power generation from coal decreased by 9.2% in the third quarter of 2012 compared to the same period in 2011 as low natural gas prices, increased environmental regulation, and other factors weighed on coal-fired generation. Based on weekly coal production reporting through September 30, 2012 from the EIA, year-over-year Appalachian production decreased by approximately 8.5% and western coal production decreased by approximately 5.8% in the first nine months of 2012. In light of this market environment, we announced plans in September to curtail production in the Powder River Basin (PRB) and Central Appalachia. In the PRB, we plan to ship only those tons that are currently committed and priced and provide acceptable profit levels until the market comes back into balance. In Central Appalachia, where we believe steam coal demand has been structurally reduced due to plant retirements, competition from natural gas and coal supplied from other basins, we are idling high cost thermal coal production to create a sustainable thermal coal business that can profitably dispatch throughout the business cycle.

In terms of exports, the U.S. is on pace for a record year of export volumes for both steam and metallurgical coal, with the majority of the export growth coming from steam coal. However, weak demand and ample supply have resulted in lower seaborne prices, and, as expected, U.S. exports have slowed since mid-year 2012 in the face of these cyclical market headwinds. Looking past the current market downturn, seaborne demand for both metallurgical and thermal coal is expected to grow in 2013 and beyond. We are well-positioned to take advantage of future growth in the seaborne market with more export terminal capacity than any other U.S. producer, at approximately 25 million to 30 million tons of potential annual throughput, and we are on pace to more than double thermal exports in 2012 to approximately five million tons. We will seek to expand our export thermal business while ensuring that we have sufficient capacity to take advantage of the relatively higher-margin export opportunities for our metallurgical coal, where we already rank third globally in annual shipment volumes.

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

The following table reconciles EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income (loss)	$(46,146)	$62,604	$(2,309,568)	$62,384
Interest expense	47,345	49,148	139,313	94,726
Interest income	(1,328)	(930)	(3,749)	(2,987)
Income tax expense (benefit)	(83,182)	(3,225)	(576,765)	2,244
Depreciation, depletion and amortization	238,894	249,253	797,516	485,002
Amortization of acquired intangibles, net	(11,682)	(80,618)	(64,480)	(63,563)
EBITDA	$143,901	$276,232	$(2,017,733)	$577,806

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Summary

Total revenues decreased $674.9 million, or 29%, for the three months ended September 30, 2012 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $542.2 million, decreased freight and handling revenues of $59.4 million and decreased other revenues of $73.3 million. The decrease in coal revenues was due primarily to lower coal sales volumes and lower coal sales realization per ton for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $179.7 million and decreased metallurgical coal revenues of $362.5 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and decreased export shipments. The decrease in other revenues was due primarily to derivative contracts accounted for at fair value, partially offset by contractual settlement-related revenues.

Net loss increased $108.7 million for the three months ended September 30, 2012 compared to the prior year period. The increase was largely due to decreased coal and other revenues discussed above, and restructuring and asset impairment charges of $13.7 million, partially offset by decreased certain operating costs and expenses, which are described below, of $433.0 million, decreased other expense, net of $7.5 million and increased tax benefits of $80.0 million.

The decrease in certain operating costs and expenses of $433.0 million consisted of decreased cost of coal sales of $424.7 million, or 25%, decreased selling, general and administrative expenses of $26.0 million, or 34%, decreased other expenses of $40.9 million, or 75%, decreased depreciation, depletion and amortization expenses of $10.3 million, partially offset by decreased credits to expense for amortization of acquired intangibles, net of $68.9 million.

The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses and decreased sales-related variable costs associated with decreased coal revenues and decreased expenses related to production curtailments at certain of our eastern mines that were announced during the three and nine months ending September 30, 2012, partially offset by increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. Cost of coal sales for the three months ended September 30, 2012 included a benefit of approximately $1.5 million related to a closed mine. Comparatively, the same period in 2011 included approximately $10.6 million of expenses related to a closed mine and approximately $62.6 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

The decrease in selling, general and administrative expenses was due primarily to decreased stock compensation expense, decreased merger-related expenses and decreased professional fees. Selling, general and administrative expenses for the three months ended September 30, 2012 included approximately $0.9 million of expenses related primarily to professional fees. The same period in 2011 included approximately $8.6 million of expenses related primarily to professional fees and severance.

The decrease in depreciation, depletion and amortization expenses was primarily due to decreased depletion expense as a result of lower coal production and decreased depreciation for property, plant and equipment, partially offset by increased amortization of asset retirement obligation assets. The decrease in credits to expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition.

Coal sales volumes decreased 3.3 million tons, or 10% compared to the prior year period. The decrease in coal sales volumes was due to decreases of 2.9 million and 1.0 million tons of eastern steam and metallurgical coal, respectively, partially offset by an increase of 0.6 million tons of western steam coal. The decrease in eastern steam and metallurgical coal was due primarily to decreased demand.

The consolidated average coal sales realization per ton for the three months ended September 30, 2012 was $52.12 compared to $64.08 in the prior year period, a decrease of $11.96 per ton, or 19%. The decrease was largely attributable to a decrease of $38.53 per ton, or 23%, in metallurgical average coal sales realization per ton, and a higher proportion of western steam coal in the average during the third quarter of 2012. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $129.96 and $66.40, respectively, for the three months ended September 30, 2012 compared to $168.49 and $67.07 in the prior year period. The average coal sales realization per ton for western steam coal was $12.87 for the three months ended September 30, 2012 compared to $11.98 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 15% for the three months ended September 30, 2012 compared to 17% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 13% and 27%, respectively, for the three months ended September 30, 2012 compared to 17% and 14% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $7.73 for the three months ended September 30, 2012 compared to $10.76 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $11.56 and $3.47, respectively, for the three months ended September 30, 2012 compared to $16.90 and $1.64 in the prior year period.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$653,948	$853,361	$(199,413)	(23)%
Western steam	170,160	150,483	19,677	13%
Metallurgical	631,594	994,089	(362,495)	(36)%
Freight and handling revenues	154,450	213,834	(59,384)	(28)%
Other revenues	23,657	96,986	(73,329)	(76)%
Total revenues	$1,633,809	$2,308,753	$(674,944)	(29)%
Tons sold :
Eastern steam	9,849	12,723	(2,874)	(23)%
Western steam	13,219	12,556	663	5%
Metallurgical	4,860	5,900	(1,040)	(18)%
Total	27,928	31,179	(3,251)	(10)%
Coal sales realization per ton:
Eastern steam	$66.40	$67.07	$(0.67)	(1)%
Western steam	$12.87	$11.98	$0.89	7%
Metallurgical	$129.96	$168.49	$(38.53)	(23)%
Average	$52.12	$64.08	$(11.96)	(19)%

Coal revenues. Coal revenues decreased $542.2 million, or 27%, for the three months ended September 30, 2012 compared to the prior year period. The decrease in coal revenues consisted of decreased eastern steam and metallurgical coal revenues, partially offset by increased western steam revenues.

The decrease in eastern steam and metallurgical coal revenues was largely due to fewer coal shipments as a result of decreased demand and lower metallurgical coal sales realization per ton. Total eastern steam coal shipments decreased 2.9 million tons, which consisted of decreased domestic shipments of 3.6 million tons, or 30%, partially offset by increased export shipments of 0.7 million tons, or 168%, compared to the prior year period. Total eastern steam coal revenues decreased $199.4 million, or 23%, which consisted of decreased domestic coal revenues of $249.4 million, or 30%, partially offset by increased export coal revenues of $50.0 million, or 189%, compared to the prior year period.

Metallurgical coal shipments decreased 1.0 million tons, which consisted of decreased export shipments of 0.8 million tons, or 18%, and decreased domestic shipments of 0.2 million tons, or 17%, compared to the prior year period. Total metallurgical coal revenues decreased $362.5 million, or 36%, which consisted of decreased export coal revenues of $338.4 million, or 44%, and decreased domestic coal revenues of $24.1 million, or 11%, compared to the prior year period.

The increase in western steam coal revenues was due to increased coal shipments and an increase of $0.89, or 7%, in average coal sales realization. Western coal sales volumes increased 0.7 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 17% and 83%, respectively, for the three months ended September 30, 2012 compared with 19% and 81% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 43% and 57%, respectively, for the three months ended September 30, 2012 compared with 50% in each case in the prior year period.

Freight and handling. Freight and handling revenues and costs were $154.5 million for the three months ended September 30, 2012, a decrease of $59.4 million, or 28%, compared to the prior year period. The decrease was primarily due to decreased export volumes and decreased rates compared to the prior year period.

Other. Other revenues decreased $73.3 million, or 76%, and other expenses decreased $40.9 million, or 75%, for the three months ended September 30, 2012 compared to the prior year period resulting in a net decrease to income from operations of $32.4 million. The decrease was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value, partially offset by increased contractual settlement related income.

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,259,174	$1,683,902	$(424,728)	(25)%
Freight and handling costs	154,450	213,834	(59,384)	(28)%
Other expenses	13,357	54,239	(40,882)	(75)%
Depreciation, depletion and amortization	238,894	249,253	(10,359)	(4)%
Amortization of acquired intangibles, net	(11,682)	(80,618)	68,936	(86)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	49,604	75,643	(26,039)	(34)%
Asset impairment and restructuring	13,676	—	13,676	NM
Total costs and expenses	$1,717,473	$2,196,253	$(478,780)	(22)%
Cost of coal sales per ton:[1]
Eastern coal operations	$75.84	$82.30	$(6.46)	(8)%
Western coal operations	$9.40	$10.34	$(0.94)	(9)%
Average	$44.39	$53.32	$(8.93)	(17)%
1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $424.7 million, or 25%, for the three months ended September 30, 2012 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses and decreased sales-related variable costs associated with decreased coal revenues and decreased expenses related to production curtailments at certain of our eastern mines that were announced during the three and nine months ending September 30, 2012, partially offset by increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. Cost of coal sales for the three months ended September 30, 2012 included a benefit of approximately $1.5 million related to a closed mine. The same period in 2011 included approximately $10.6 million of expenses related to a closed mine and approximately $62.6 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $10.3 million, or 4%, for the three months ended September 30, 2012 compared to the prior year period. The decrease was primarily due to decreased depletion expense due to lower coal production and decreased depreciation for property, plant and equipment, partially offset by increased amortization of asset retirement obligation assets.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $68.9 million, or 86%, for the three months ended September 30, 2012 compared to the prior year period. The decrease in credits to expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $26.0 million, or 34%, for the three months ended September 30, 2012 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased stock compensation expense, decreased merger-related expenses and decreased professional fees. Selling, general and administrative expenses for the three months ended September 30, 2012 included approximately $0.9 million of merger-related expenses related primarily to professional fees. The same period in 2011 included approximately $8.6 million of merger-related expenses related primarily to professional fees and severance.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $13.7 million for the three months ended September 30, 2012 and consisted primarily of severance and benefits and professional fees.

Interest expense. Interest expense decreased $1.8 million, or 4%, during the three months ended September 30, 2012 compared to the prior year period.

Income taxes. Income tax benefit of $83.2 million was recorded for the three months ended September 30, 2012 on a loss before income taxes of $129.3 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and state taxes.

Income tax benefit of $3.2 million was recorded for the three months ended September 30, 2011 on income before income taxes of $59.4 million. The rate is lower than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance.

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

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	13,219	12,556	663	5%
Steam coal sales realization per ton	$12.87	$11.98	$0.89	7%
Total revenues	$171,982	$151,617	$20,365	13%
EBITDA	$42,305	$14,081	$28,224	200%
Eastern Coal Operations
Steam tons sold	9,849	12,723	(2,874)	(23)%
Metallurgical tons sold	4,860	5,900	(1,040)	(18)%
Steam coal sales realization per ton	$66.40	$67.07	$(0.67)	(1)%
Metallurgical coal sales realization per ton	$129.96	$168.49	$(38.53)	(23)%
Total revenues	$1,446,374	$2,134,246	$(687,872)	(32)%
EBITDA	$123,544	$274,801	$(151,257)	(55)%

Western Coal Operations - EBITDA increased $28.2 million for the three months ended September 30, 2012 compared to the prior year period. The increase in EBITDA was due primarily to increased coal and other revenues of $20.4 million, or 13%, decreased cost of coal sales of $5.6 million, or 4%, and decreased selling, general and administrative expenses of $2.7 million, or 39%.

The increase in coal and other revenues consisted of increased coal revenues of $19.7 million, or 13%, and increased other revenues of $0.7 million. The increase in coal revenues was due to increased coal shipments and higher average coal sales realization per ton compared to the prior year period.

The decrease in cost of coal sales was primarily due to decreased supplies and maintenance costs and outside services, partially offset by increased sales-related variable costs due to the increase in coal revenues. Cost of coal sales per ton decreased $0.94, or 9%, while average coal sales realization per ton increased $0.89, or 7%, resulting in an increase to coal margin per ton of $1.83, or 111%. The decrease in cost of coal sales per ton is primarily attributable to higher shipment volumes and decreased overburden movement due to revised near-term production outlook.

Eastern Coal Operations - EBITDA decreased $151.3 million for the three months ended September 30, 2012 compared to the prior year period. The decrease in EBITDA was largely due to decreased coal and other revenues of $628.7 million, and asset impairment and restructuring expenses of $5.0 million, partially offset by decreased cost of coal sales of $417.1 million, decreased other expense of $39.7 million, decreased selling general and administrative expenses of $21.5 million and decreased loss on early extinguishment of debt of $4.5 million.

The decrease in coal and other revenues consisted of decreased coal revenues of $561.9 million, or 30%, and decreased other revenues of $66.8 million, or 91% . The decrease in coal revenues consisted of decreased steam and metallurgical coal revenues. The decrease in other revenues was due primarily to derivative contracts accounted for at fair value offset by contractual settlement-related revenues.

The decrease in eastern steam coal revenues was largely due to decreased tons shipped as a result of decreased demand and lower average coal sales realizations per ton. Total eastern steam coal shipments decreased 2.9 million tons, which consisted of decreased domestic shipments of 3.6 million tons, or 30%, partially offset by increased export shipments of 0.7 million tons, or 168%, compared to the prior year period. Total eastern steam coal revenues decreased $199.4 million, or 23%, which consisted of decreased domestic coal revenues of $249.4 million, or 30%, partially offset by increased export coal revenues of $50.0 million, or 189%, compared to the prior year period. Coal sales realization per ton for eastern steam export sales was $62.01 per ton compared to $57.60 per ton in the prior year period and coal sales realization per ton for eastern steam domestic sales was $67.02 per ton compared to $67.43 per ton in the prior year period.

The decrease in eastern metallurgical coal revenues was largely due to decreased tons shipped due to decreased demand and lower coal sales realizations on export coal sales. Total eastern metallurgical coal shipments decreased 1.0 million tons, which consisted of decreased export shipments of 0.8 million tons, or 18%, and decreased domestic shipments of 0.2 million tons, or 17%, compared to the prior year period. Total eastern metallurgical coal revenues decreased $362.5 million, or 36%, which consisted of decreased export metallurgical coal revenues of $338.4 million, or 44%, and decreased domestic metallurgical coal revenues of $24.1 million, or 11%, compared to the prior year period. Coal sales realization per ton for eastern metallurgical export sales was $118.61 per ton compared to $174.39 per ton in the prior year period and coal sales realization per ton for eastern metallurgical domestic sales was $162.64 per ton compared to $151.27 per ton in the prior year period.

The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses and decreased sales-related variable costs associated with decreased coal revenues and decreased expenses related to production curtailments at certain of our eastern mines that were announced during the three and nine months ending September 30, 2012, partially offset by increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance. Cost of coal sales for the three months ended September 30, 2012 included a benefit of approximately $1.5 million related to a closed mine. Comparatively, the same period in 2011 included approximately $10.6 million of expenses related to a closed mine and approximately $62.6 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Average coal sales realization per ton decreased $11.80, or 12%, while cost of coal sales per ton decreased $6.46, or 8%, resulting in a decrease to coal margin per ton of $5.34, or 32%. The decrease in average coal sales realization per ton was due primarily to a decrease in metallurgical coal sales realization per ton. The decrease in cost of coal sales per ton was due primarily to lower volumes of purchased coal, a higher mix of steam coal in the average compared to the prior year period and the impact of cost control efforts.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Summary

Total revenues increased $379.0 million, or 8%, for the nine months ended September 30, 2012 compared to the prior year period. The increase in total revenues was due to increased coal revenues of $264.7 million, increased freight and handling revenues of $116.4 million, partially offset by decreased other revenues of $2.1 million. The increase in coal revenues was due primarily to the inclusion of the Massey operations for the full nine month period in 2012. The increase in coal revenues consisted of increased steam coal revenues of $480.8 million, partially offset by decreased metallurgical coal revenues of $216.1 million. The increase in freight and handling revenues was due primarily to increased average freight rates and increased export shipments. The decrease in other revenues was due primarily to derivative contracts accounted for at fair value offset by increased contractual settlement-related revenues.

Net loss increased $2,372.0 million for the nine months ended September 30, 2012 compared to the prior year period. The increase was largely due to goodwill impairment expense of $1,525.3 million, asset impairment and restructuring expense of $1,028.6 million, increased certain operating costs and expenses, which are described below, of $626.9 million, and increased other expense, net of $32.8 million, partially offset by changes in coal and other revenues discussed above and increased tax benefits of $579.0 million.

The increase in certain operating costs and expenses of $626.9 million consisted of increased cost of coal sales of $555.1 million, or 16%, increased depreciation, depletion and amortization expenses of $312.5 million, or 64%, partially offset by decreased selling, general and administrative expenses of $172.0 million, or 52%, decreased other expenses of $67.8 million, or 61%, and increased credits to expense for amortization of acquired intangibles, net of $0.9 million.

The increase in cost of coal sales was due primarily to the inclusion of the Massey operations for the full nine month period in 2012 and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance, partially offset by decreased purchased coal expenses and decreased merger-related expenses. Cost of coal sales for the nine months ended September 30, 2012 included approximately $25.7 million of expenses related to a closed mine and approximately $34.2 million of merger-related expenses primarily related to contract matters. Comparatively, cost of coal sales for the nine months ended September 30, 2011 included approximately $16.4 million of expenses related to a closed mine and approximately $180.3 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

The increase in depreciation, depletion and amortization expenses was primarily due to the inclusion of the Massey operations, including the fair value adjustments made in acquisition accounting to property, equipment and owned and leased mineral rights. Selling, general and administrative expenses decreased primarily due to decreased stock compensation expenses associated with performance-based awards and decreased merger-related expenses incurred in the first nine months of 2011 in connection with the acquisition of Massey for professional fees, advisory services and severance and stock compensation expenses.

Coal sales volumes increased 7.7 million, or 10%, for the nine months ended September 30, 2012 compared to the prior year period. The increase in coal sales volumes was due to increases of 7.1 million and 1.5 million tons of eastern steam and metallurgical coal, respectively, and a decrease of 0.9 million tons of western steam coal. The increase in eastern steam and metallurgical coal was due primarily to the inclusion of the Massey operations for the full nine month period in 2012.

The consolidated average coal sales realization per ton for the nine months ended September 30, 2012 was $56.24 compared to $58.46 in the prior year period, a decrease of $2.22 per ton, or 4%. The decrease was largely attributable to a decrease of $29.75 per ton, or 18%, in metallurgical average coal sales realization per ton. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $134.15 and $66.32, respectively, for the nine months ended September 30, 2012 compared to $163.90 and $66.91 in the prior year period. The average coal sales realization per ton for western steam coal was $12.92 compared to $11.94 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 14% for the nine months ended September 30, 2012 compared to 21% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 13% and 20%, respectively, for the nine months ended September 30, 2012 compared to 21% and 15% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $7.70 for the nine months ended September 30, 2012 compared to $12.16 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $11.49 and $2.53, respectively, for the nine months ended September 30, 2012 compared to $21.76 and $1.74 in the prior year period.

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$2,146,788	$1,689,802	$456,986	27%
Western steam	454,334	430,485	23,849	6%
Metallurgical	2,059,419	2,275,516	(216,097)	(9)%
Freight and handling revenues	597,157	480,760	116,397	24%
Other revenues	158,833	160,966	(2,133)	(1)%
Total revenues	$5,416,531	$5,037,529	$379,002	8%
Tons sold :
Eastern steam	32,368	25,255	7,113	28%
Western steam	35,152	36,054	(902)	(3)%
Metallurgical	15,353	13,883	1,470	11%
Total	82,873	75,192	7,681	10%
Coal sales realization per ton:
Eastern steam	$66.32	$66.91	$(0.59)	(1)%
Western steam	$12.92	$11.94	$0.98	8%
Metallurgical	$134.15	$163.90	$(29.75)	(18)%
Average	$56.24	$58.46	$(2.22)	(4)%

Coal revenues. Coal revenues increased $264.7 million, or 6%, for the nine months ended September 30, 2012 compared to the prior year period. The increase in coal revenues consisted of increased eastern and western steam coal revenues, partially offset by decreased metallurgical coal revenues.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full nine month period in 2012, partially offset by slightly lower average coal sales realizations per ton. Total eastern steam coal shipments increased 7.1 million tons, which consisted of increased export shipments of 3.1 million tons, or 227%, and increased domestic shipments of 4.0 million tons, or 17%, compared to the prior year period. Total eastern steam coal revenues increased $457.0 million, or 27%, which consisted of increased export coal revenues of $195.0 million, or 239%, and increased domestic coal revenues of $262.0 million, or 16%, compared to the prior year period.

The decrease in metallurgical coal revenues was largely due to lower average coal sales realizations per ton. Metallurgical coal shipments increased 1.5 million tons, which consisted of increased export shipments of 1.3 million tons, or 13%, and increased domestic shipments of 0.2 million tons, or 4%, compared to the prior year period. Total metallurgical coal revenues decreased $216.1 million, or 9%, which consisted of decreased export metallurgical coal revenues of $265.7 million, or 15%, partially offset by increased domestic metallurgical coal revenues of $49.6 million, or 9%, compared to the prior year period.

The increase in western steam coal revenues was due to an increase of $0.98, or 8%, in average coal sales realization. Western coal sales volumes decreased 0.9 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 19% and 81%, respectively, for the nine months ended September 30, 2012 compared with 18% and 82% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 44% and 56%, respectively, for the nine months ended September 30, 2012 compared with 52% and 48% in the prior year period.

Freight and handling. Freight and handling revenues and costs were $597.2 million for the nine months ended September 30, 2012, an increase of $116.4 million, or 24%, compared to the prior year period. The increase was primarily due to increased export volumes and increased average freight rates compared to the prior year period.

Other. Other revenues decreased $2.1 million and other expenses decreased $67.8 million, or 61%, for the nine months ended September 30, 2012 compared to the prior year period resulting in a net increase to income from operations of $65.7 million. The increase was due primarily to increased contractual settlement related income of $95.6 million, partially offset by decreased mark-to-market gains of $45.3 million for derivative contracts accounted for at fair value.

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$4,080,964	$3,525,886	$555,078	16%
Freight and handling costs	597,157	480,760	116,397	24%
Other expenses	43,194	111,045	(67,851)	(61)%
Depreciation, depletion and amortization	797,516	485,002	312,514	64%
Amortization of acquired intangibles, net	(64,480)	(63,563)	(917)	1%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	160,626	332,598	(171,972)	(52)%
Asset impairment and restructuring	1,028,610	—	1,028,610	NM
Goodwill impairment	1,525,332	—	1,525,332	NM
Total costs and expenses	$8,168,919	$4,871,728	$3,297,191	68%
Cost of coal sales per ton:[1]
Eastern coal operations	$76.65	$79.56	$(2.91)	(4)%
Western coal operations	$10.39	$10.2	$0.19	2%
Average	$48.54	$46.3	$2.24	5%
1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales increased $555.1 million, or 16%, for the nine months ended September 30, 2012 compared to the prior year period. The increase in cost of coal sales was primarily related to the inclusion of the Massey operations for the full nine month period in 2012, and increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance, partially offset by decreased purchased coal expenses and decreased merger-related expenses. Cost of coal sales for the nine months ended September 30, 2012 included approximately $25.7 million of expenses related to a closed mine and approximately $34.2 million of merger-related expenses primarily related to contract matters. Cost of coal sales for the nine months ended September 30, 2011 included approximately $16.4 million of expenses related to a closed mine, approximately $180.3 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization increased $312.5 million, or 64%, for the nine months ended September 30, 2012 compared to the prior year period. The increase was primarily due to depreciation, depletion and amortization of assets acquired in the Massey Acquisition, which include the impacts of fair value adjustments made in acquisition accounting.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net increased $0.9 million for the nine months ended September 30, 2012 compared to the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $172.0 million, or 52%, for the nine months ended September 30, 2012 compared to the prior year period. Selling, general and administrative expenses decreased primarily due to decreased stock compensation expenses associated with performance-based awards and decreased merger-related expenses incurred in the first nine months of 2011 in connection with the Massey Acquisition for professional fees, advisory services and severance and stock compensation expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses included approximately $11.2 million in merger-related expenses primarily related to professional fees and severance. The same period in 2011 included approximately $155.5 million in merger-related expenses primarily related to professional fees for legal and transaction services, severance and stock compensation, and bridge loan fees incurred in connection with the Massey Acquisition.

Asset impairment and restructuring. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Goodwill impairment. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Also, see Critical Accounting Policies.

Interest expense. Interest expense increased $44.6 million, or 47%, during the nine months ended September 30, 2012 compared to the prior year period due primarily to a larger average outstanding balance of debt during the period as a result of the debt assumed in the Massey Acquisition and the financing transactions that were completed in June 2011.

Income taxes. Income tax benefit of $576.8 million was recorded for the nine months ended September 30, 2012 on a loss before income taxes of $2,886.3 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment and changes to the valuation allowance, partially offset by the impact of the percentage depletion allowance and state taxes.

Income tax expense of $2.2 million was recorded for the nine months ended September 30, 2011 on income before income taxes of $64.6 million. The rate is lower than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance, partially offset by non-deductible acquisition costs.

Segment Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$ or Tons	%
	(in thousands, except per ton data)
Western Coal Operations
Steam tons sold	35,152	36,054	(902)	(3)%
Steam coal sales realization per ton	$12.92	$11.94	$0.98	8%
Total revenues	$459,320	$434,846	$24,474	6%
EBITDA	$25,616	$45,757	$(20,141)	(44)%
Eastern Coal Operations
Steam tons sold	32,368	25,255	7,113	28%
Metallurgical tons sold	15,353	13,883	1,470	11%
Steam coal sales realization per ton	$66.32	$66.91	$(0.59)	(1)%
Metallurgical coal sales realization per ton	$134.15	$163.90	$(29.75)	(18)%
Total revenues	$4,899,430	$4,545,854	$353,576	8%
EBITDA	$(1,978,561)	$728,248	$(2,706,809)	(372)%

Western Coal Operations - EBITDA decreased $20.1 million for the nine months ended September 30, 2012 compared to the prior year period. The decrease in EBITDA was due primarily to goodwill impairment expense of $53.3 million, partially offset by increased coal and other revenues of $24.5 million, decreased selling, general and administrative expenses of $7.6 million and decreased cost of coal sales of $2.6 million.

The increase in coal and other revenues consisted of increased coal revenues of $23.8 million, or 6%, and increased other revenues of $0.7 million. The increase in coal revenues was due to higher average coal sales realization per ton compared to the prior year period. Tons shipped decreased 0.9 million, or 3%, compared to the prior year period.

The decrease in cost of coal sales was primarily due to decreased supplies and maintenance costs and outside services, partially offset by increased sales-related variable costs due to the increase in coal revenues. Average coal sales realization per ton increased $0.98, or 8% and cost of coal sales per ton increased $0.19, resulting in an increase to coal margin per ton of $0.79, or 45%.

Eastern Coal Operations - EBITDA decreased $2,706.8 million for the nine months ended September 30, 2012 compared to the prior year period. The decrease in EBITDA was largely due to goodwill impairment expense of $1,472.0 million, asset impairment and restructuring expenses of $1,005.9 million, and increased cost of coal sales of $544.1 million, partially offset by increased coal and other revenues of $242.7 million and decreased other expense of $70.6 million.

The increase in coal and other revenues consisted of increased coal revenues of $240.9 million and increased other revenues of $1.8 million. The increase in coal revenues consisted of increased steam coal revenues of $457.0 million, partially offset by decreased metallurgical coal revenues of $216.1. The increase in other revenues was due primarily to increased contractual settlement related income, partially offset by decreased mark-to-market gains for derivative contracts accounted for at fair value.

The increase in eastern steam coal revenues was largely due to increased tons shipped due to the inclusion of the Massey operations for the full nine month period in 2012, partially offset by slightly lower average coal sales realizations per ton. Total eastern steam coal shipments increased 7.1 million tons, or 28%, which consisted of increased export shipments of 3.1 million tons, or 227%, and increased domestic shipments of 4.0 million tons, or 17%, compared to the prior year period. Total eastern steam coal revenues increased $457.0 million, or 27%, which consisted of increased export coal revenues of $195.0 million, or 239%, and increased domestic coal revenues of $262.0 million, or 16%, compared to the prior year period. Coal sales realization per ton for eastern steam export sales was $61.43 per ton compared to $59.22 per ton in the prior year period and coal sales realization per ton for eastern steam domestic sales was $67.11 per ton compared to $67.35 per ton in the prior year period.

The decrease in eastern metallurgical coal revenues was largely due to lower coal sales realizations on export coal sales. Total eastern metallurgical coal shipments increased 1.5 million tons, which consisted of increased export shipments of 1.3 million tons, or 13%, and increased domestic shipments of 0.2 million tons, or 4%, compared to the prior year period. Total eastern metallurgical coal revenues decreased $216.1 million, or 9%, which consisted of decreased export metallurgical coal revenues of $265.7 million, or 15%, partially offset by increased domestic metallurgical coal revenues of $49.6 million, or 9%, compared to the prior year period. Coal sales realization per ton for eastern metallurgical export sales was $126.42 per ton compared to $167.98 per ton in the prior year period and coal sales realization per ton for eastern metallurgical domestic sales was $159.02 per ton compared to $151.73 per ton in the prior year period.

The increase in cost of coal sales was primarily related to the inclusion of the Massey operations for the full nine month period in 2012, increased costs related to regulatory compliance, including the impacts of MSHA and environmental compliance, partially offset by decreased purchased coal expenses and decreased merger-related expenses. Cost of coal sales for the nine months ended September 30, 2012 included approximately $25.7 million of expenses related to a closed mine and approximately $34.2 million of merger-related expenses primarily related to contract matters. Comparatively, cost of coal sales for the nine months ended September 30, 2011 included approximately $16.7 million of expenses related to a closed mine and approximately $180.3 million of merger-related expenses related to severance and stock compensation expenses and the fair value adjustments made in acquisition accounting to Massey's beginning inventory.

Average coal sales realization per ton decreased $13.18, or 13%, while cost of coal sales per ton decreased $2.91, resulting in a decrease to coal margin per ton of $10.27, or 47%. The decrease in average coal sales realization per ton was due primarily to a decrease in metallurgical coal sales realization per ton. The decrease in cost of coal sales per ton was due primarily to lower volumes of purchased coal and the impact of general cost control efforts.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, our debt service, our reclamation obligations, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, borrowings under our credit facility and debt arrangements (see “Long-Term Debt”), and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Third Amended and Restated Credit Agreement (the "Credit Agreement") and our accounts receivable securitization facility (the “A/R Facility”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At September 30, 2012, we had total liquidity of $1,609.6 million, including cash and cash equivalents of $342.2 million, marketable securities of $208.0 million and $1,059.4 million of unused commitments available under our Credit Agreement's revolving credit facility and our A/R Facility, after giving effect to $0.3 million and $160.2 million of letters of credit outstanding, respectively, as of September 30, 2012, subject to limitations described in our Credit Agreement and the A/R Facility. Our total long-term debt, including debt discount, was $2,993.1 million at September 30, 2012. For a discussion of actions taken in October, 2012, see "Long-Term Debt."

On May 8, 2012, Standard & Poor's rating service lowered its rating for our overall corporate credit to BB- from BB, lowered its rating for our 6.00% senior notes due 2019 and our 6.25% senior notes due 2021, and lowered its rating of our 2.375% convertible senior notes due 2015 (the "2.375% Convertible Notes"). On June 27, 2012, Moody's lowered our corporate family rating from Ba2 to B1 and also lowered the ratings on our senior unsecured debt from Ba3 to B2.  Additionally, on September 27, 2012 Standard & Poor's rating service lowered its rating for our overall corporate credit to B+ from BB-. Given that we do not have negative ratings triggers in our credit facilities or bond indentures, availability of funds under these facilities has not been impacted by these downgrades.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Our pension plans were not at risk as of December 31, 2011. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). The volatile financial markets in 2008 and 2009 caused investment income and the value of investment assets held in our pension trust to decline. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. We currently expect to make contributions in 2012 of approximately $0.5 million for our defined benefit pension plans.

In September 2011, we entered into a federal coal lease, which contains an estimated 130.2 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $143.4 million, payable in five equal annual installments of $28.7 million. The first installment was paid in September 2011. In August 2012, we entered into an agreement with a third party to exchange our federal coal lease for another federal coal lease, which contains an estimated 222.0 million tons of proven and probable coal reserves in the Powder River Basin adjacent to our existing mining operations. As a result of the exchange, we paid $17.4 million at closing and have four annual remaining lease bid installments of $42.1 million due each November until the obligation is satisfied in 2015. Also, as a result of the exchange, we recorded a note payable which had a present value of approximately $14.0 million as of September 30, 2012, of which approximately $3.9 is included in current portion of long-term debt and approximately $10.1 million is included in long-term debt on our consolidated balance sheet. This note is payable in four annual installments of $3.9 million due each November through 2015.

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

Cash Flows

Cash and cash equivalents decreased by $243.7 million for the nine months ended September 30, 2012. The net change in cash and cash equivalents was attributable to the following:

	Nine Months Ended September 30,
	2012	2011
Cash Flows (in thousands):
Net cash provided by operating activities	$305,647	$537,232
Net cash used in investing activities	(500,911)	(1,020,269)
Net cash (used in) provided by financing activities	(48,414)	505,558
Net (decrease) increase in cash and cash equivalents	$(243,678)	$22,521

Net cash provided by operating activities for the nine months ended September 30, 2012 was $305.6 million compared to $537.2 million for the nine months ended September 30, 2011. In addition to reduced cash earnings, the decrease in operating cash flows is partially due to cash payments, net of insurance recoveries, to settle litigation matters acquired from Massey, including UBB wrongful death claims.

Net cash used in investing activities for the nine months ended September 30, 2012 was $500.9 million, a decrease of $519.4 million from the $1,020.3 million of net cash used in investing activities during the nine months ended September 30, 2011. The primary uses of cash for investing activities included $332.6 million in capital expenditures, $53.5 million used in the acquisition of mineral rights under federal lease and $419.3 million of purchases of marketable securities, offset by cash generated from sales of marketable securities of $307.1 million for the nine months ended September 30, 2012.

Net cash used in financing activities for the nine months ended September 30, 2012 was $48.4 million compared to net cash provided by financing activities of $505.6 million for the nine months ended September 30, 2011. The primary uses of cash for financing activities included principal repayments of long-term debt of $30.0 million, debt issuance costs of $6.7 million and common stock repurchases of $7.0 million for the nine months ended September 30, 2012. Common stock repurchases consist of repurchases of common shares from employees to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and performance shares.

Accounts Receivable Securitization

We and certain of our subsidiaries are party to the A/R Facility. The A/R Facility expires on October 17, 2014 and has a capacity of $275.0 million. As of September 30, 2012, letters of credit in the amount of $160.2 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.
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

Long-Term Debt

As of September 30, 2012, our total long-term indebtedness consisted of the following (in thousands):

September 30, 2012
6.00% senior notes due 2019	$800,000
6.25% senior notes due 2021	700,000
Term loan due 2016	555,000
3.25% convertible senior notes due 2015	658,673
2.375% convertible senior notes due 2015	287,500
Other	61,478
Debt discount, net	(69,518)
Total long-term debt	$2,993,133
Less current portion	80,605
Long-term debt, net of current portion	$2,912,528

Credit Agreement
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

9.75% Senior Notes due 2018
On October 11, 2012, we and certain of our wholly-owned domestic subsidiaries, as guarantors, and Union Bank, N.A., as trustee, entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the base indenture dated June 1, 2011 (the “Base Indenture” and, as supplemented by the Third Supplemental Indenture, the “9.75% Senior Notes Indenture”). The 9.75% Senior Notes Indenture governs our 9.75% senior notes due 2018 (the “9.75% Senior Notes”), which were issued on October 11, 2012 in an aggregate principal amount of $500 million.
The 9.75% Senior Notes bear interest at a rate of 9.75% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2013, and will mature on April 15, 2018.
We may redeem the 9.75% Senior Notes, in whole or in part, at any time prior to maturity, at a price equal to 100% of the aggregate principal amount of the 9.75% Senior Notes plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 9.75% Senior Notes with the net cash proceeds from certain equity offerings, at any time prior to October 15, 2015, at a redemption price equal to 109.75% of the aggregate principal amount of the 9.75% Senior Notes, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date, if at least 65% of the aggregate principal amount of the 9.75% Senior Notes originally issued under the 9.75% Senior Notes Indenture remains outstanding immediately after the redemption and the redemption occurs within 180 days of the date of the closing of such equity offering.
Upon the occurrence of a change of control repurchase event with respect to the 9.75% Senior Notes, unless we have exercised our right to redeem the 9.75% Senior Notes, we will be required to offer to repurchase each holder's 9.75% Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The 9.75% Senior Notes Indenture contains covenants that limit, among other things, our ability to:
•incur, or permit our subsidiaries to incur, additional debt;
•issue, or permit our subsidiaries to issue, certain types of stock;
•pay dividends on our or our subsidiaries' capital stock or repurchase our capital stock;
•make certain investments;
•enter into certain types of transactions with affiliates;
•incur liens on certain assets to secure debt;

•	limit dividends or other payments by our restricted subsidiaries to us and our other restricted subsidiaries;
•consolidate, merge or sell all or substantially all of our assets; and
•make certain payments on our or our subsidiaries' subordinated debt.
These covenants are subject to a number of qualifications and exceptions. These covenants may not apply at any time after the 9.75% Senior Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor's Ratings Services and of at least Ba1 (stable) from Moody's Investor Service, Inc.

3.25% Convertible Senior Notes due 2015
In October, 2012, pursuant to a cash tender offer with respect to the 3.25% convertible senior notes due 2015 (the “3.25% Convertible Notes”) issued by Alpha Appalachia Holdings, Inc. (formerly Massey Energy Company), we repurchased $122.5 million in aggregate principal amount of the 3.25% Convertible Notes using a portion of the net proceeds from the offering of the 9.75% Senior Notes.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of September 30, 2012. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended September 30, 2012	Required Covenant Levels;
Minimum Adjusted EBITDA to cash interest ratio	6.3	2.5x
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	0.1	2.5x
Minimum consolidated liquidity	$1,609,561	$500,000

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

	Three Months Ended				Twelve Months Ended
	December 31, 2011 (2)	March 31, 2012 (2)	June 30, 2012	September 30, 2012	September 30, 2012
	(In thousands)
Net loss	$(792,927)	$(28,766)	$(2,234,656)	$(46,146)	$(3,102,495)
Interest expense	47,188	45,434	46,534	47,345	186,501
Interest income	(991)	(1,097)	(1,324)	(1,328)	(4,740)
Income tax benefit	(38,150)	(43,785)	(449,798)	(83,182)	(614,915)
Amortization of acquired intangibles, net	(50,859)	(35,512)	(17,286)	(11,682)	(115,339)
Depreciation, depletion and amortization	285,767	285,772	272,850	238,894	1,083,283
EBITDA	$(549,972)	$222,046	$(2,383,680)	$143,901	$(2,567,705)
Non-cash charges (1) (3)	753,521	(4,451)	1,526,823	56,800	2,332,693
Other adjustments (1) (4)	28,838	10,184	1,042,389	14,206	1,095,617
Adjusted EBITDA	$232,387	$227,779	$185,532	$214,907	$860,605

(1)	Calculated in accordance with the Credit Agreement.

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

(4)
Includes $1,010.9 million for the three months ended June 30, 2012 and $13.7 million for the three months ended September 30, 2012 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended September 30, 2012 is calculated as follows (in thousands):

Interest expense	$186,501
Less interest income	(4,740)
Less non-cash interest expense	(44,594)
Plus pro forma interest	(678)
Net cash interest expense (1)	$136,489

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity is calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, marketable securities and unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility. At September 30, 2012, we had available liquidity of $1.6 billion, including cash and cash equivalents of $342.2 million, marketable securities of $208.0 million and $1.1 billion of unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility.

Convertible Notes Repurchases
We may from time to time repurchase some of the 2.375% Convertible Notes or the 3.25% Convertible Notes, through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we may make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase securities during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Any such plans may be discontinued at any time.

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

As of September 30, 2012, we had outstanding surety bonds with a total face amount of $996.9 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $160.5 million of letters of credit in place, of which $0.3 million was outstanding under our Credit Agreement and $160.2 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers' compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers' compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have had discussions with certain providers regarding the extent of and the terms of their participation in the program.  These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our credit facility and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our coal purchase commitments totaled $101.9 million for the remainder of 2012, $42.0 million for 2013 and $30.2 million for 2014. We entered into capital leases during the nine months ended September 30, 2012 which have principal payments of $1.9 million in the remainder of 2012, $8.1 million in 2013, $8.2 million in 2014, $3.6 million in 2015, $2.1 million in 2016 and $0.8 million thereafter. We also entered into a lease bid agreement during the nine months ended September 30, 2012 which has annual payments of $42.1 million due each November 1 of 2012, 2013, 2014 and 2015. As a result of remeasuring our retiree medical plans to reflect certain plan changes during 2012, the estimated undiscounted cash flows for these obligations are $87.4 million for 2013-2014, $99.1 million for 2015-2016 and $2.0 billion after 2016. There have been no other significant changes as of September 30, 2012 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies and estimates.

Postretirement Medical Benefits.
During the three months ended September 30, 2012, we remeasured our retiree medical plans to reflect certain plan changes. As a result of the remeasurments, the accumulated benefit obligations were reduced by approximately $87.9 million. The discount rate used to measure the accumulated benefit obligations as of September 30, 2012 was updated to 3.74% and the future health care cost trend rate remained consistent. A one half percentage increase in the discount rate would reduce the accumulated benefit obligation by approximately $73.2 million and a one half percentage decrease in the discount rate would increase the accumulated benefit obligation by approximately $82.9 million. As of September 30, 2012, we had total postretirement medical benefit obligations of approximately $999.4 million.

Asset Impairment.
U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. As a result of certain announcements regarding production curtailments at certain mining operations, in the second quarter of 2012, we determined that an indicator of impairment of certain of our long-lived assets may exist. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

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

The carrying values of the five asset groups that proceeded to step two exceeded their estimated fair values and accordingly, we recorded asset impairment charges in the second quarter of 2012 of $990.9 million. The asset impairment charges reduced the carrying values of mineral reserves $714.6 million, property, plant and equipment $271.8 million, and other acquired intangibles $4.5 million. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based.

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

In connection with the testing of certain of our long-lived assets for impairment, we performed a goodwill impairment test as of June 1, 2012 and recorded goodwill impairment of $1,525.3 million to reduce the carrying value of goodwill to its implied fair value for nine of our reporting units in our Eastern Coal Operations segment and one reporting unit in our Western Coal Operations segment.

The fair values of our other reporting units exceeded their carrying values by a total of $457.9 million, or 41%.

We may be required to further adjust our production to match demand which may require the idling of additional facilities and may require us to test one or more asset groups and goodwill for impairment. This may require us to record additional impairment expenses that could be material to our results of operations. Additionally, we have announced plans to make structural changes in the future to our organizational design. Such changes may impact our reporting units, including their fair values, and the allocation of goodwill amongst them.

Income taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes historical earnings, forecasted future results, timing of temporary differences reversals, and tax planning strategies. The valuation allowance is monitored and reviewed quarterly. We recorded $21.3 million of valuation allowances during the second quarter of 2012, due in part to long-lived asset impairment charges recorded during that quarter. During the third quarter of 2012, we recorded an additional $3.6 million of valuation allowance, a portion of which was recorded to other comprehensive income. As of September 30, 2012, we have $90.9 million of valuation allowance booked against our deferred tax assets.

If our conclusions change in the future regarding the realization of some or all of our deferred tax assets, we may record a change to the valuation allowance resulting in income tax expense in the period the determination is made. As of September 30, 2012, we were in a net deferred tax liability position with respect to deferred taxes computed at regular tax rates on the gross temporary differences. If federal tax attributes related to alternative minimum tax credit carryforwards and federal net operating loss carryforwards increase relative to our deferred tax liabilities, we may be required to establish additional valuation allowances which could materially impact our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of October 25, 2012, we had sales commitments for approximately 100% of planned shipments for 2012. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 9,000 tons of explosives for the last three months of 2012 for our Western Coal Operations. Through our derivative swap contracts, we have fixed prices for approximately 36% of our expected explosive needs for the remaining three months of 2012. If the price of natural gas were to decrease during the remaining three months of 2012, our expense resulting from our natural gas derivatives would increase, which would be largely offset by a decrease in the cost of our physical explosive purchases.

We expect to use approximately 17.5 million gallons of diesel fuel for the last three months of 2012 and 64.6 million gallons of diesel fuel for 2013. Through our derivative swap contracts, we have fixed prices for approximately 79% and 58% of our expected diesel fuel needs for the remaining three months of 2012 and for the year of 2013, respectively. If the price of diesel fuel were to decrease during the remaining three months of 2012, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

We sell coalbed methane and the revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, we enter into “pay variable, receive fixed” natural gas swaps for a portion of our anticipated gas production in order to fix the selling price for a portion of our production. The natural gas swaps have been designated as qualifying cash flow hedges. As of September 30, 2012, we had swap agreements outstanding to hedge the variable cash flows related to approximately 81% and 76% of anticipated natural gas production for the remaining three months of 2012 and for calendar year 2013, respectively.

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

We have exposure to changes in interest rates through our credit agreement, which has a variable interest rate of 2.50 percentage points over the LIBOR rate, subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of September 30, 2012, our term loan due 2016 under our credit agreement had an outstanding balance of $554.4 million. The current portion of the term loan due is $67.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our quarterly interest expense by $0.7 million.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act , as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

On June 1, 2011, Alpha acquired Massey. Management's assessment of internal controls over financial reporting as of December 31, 2011 excluded certain controls of Massey. The integration of those controls will be included in Management's assessment as of December 31, 2012.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2011, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000's omitted) (3)
July 1, 2012 through July 31, 2012	388	$8.71	—	500,002
August 1, 2012 through August 31, 2012	17,282	$6.37	—	500,002
September 1, 2012 through September 30, 2012	8,782	$7.73	—	500,002
	26,452		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees' minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended September 30, 2012, the Company issued 159,982 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 26,452 shares of common stock to satisfy the employees' minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: November 8, 2012	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

4.1
Third Supplemental Indenture, dated as of October 11, 2012, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on October 11, 2012).

10.1‡
Separation Agreement and General Release, dated September 18, 2012, by and between Alpha Natural Resources, Inc. and Randy L. McMillion, (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on September 18, 2012).

10.2*‡	Form of Retention Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan.

10.3*‡	Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, as Amended and Restated Effective August 1, 2012.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith.
‡ Management contract of compensatory plan or arrangement