Form 10-Q
period 2013-03-31
Alpha Natural Resources, Inc.
filed 2013-05-07
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2013 - 220,803,032

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Coal revenues	$1,140,389	$1,639,558
Freight and handling revenues	157,167	209,350
Other revenues	36,035	85,705
Total revenues	1,333,591	1,934,613
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,011,841	1,415,396
Freight and handling costs	157,167	209,350
Other expenses	6,999	19,393
Depreciation, depletion and amortization	239,013	285,772
Amortization of acquired intangibles, net	(5,431)	(35,512)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,626	65,011
Restructuring expenses	11,076	4,056
Total costs and expenses	1,464,291	1,963,466
Loss from operations	(130,700)	(28,853)
Other income (expense):
Interest expense	(59,401)	(45,434)
Interest income	1,026	1,097
Miscellaneous expense, net	1,929	637
Total other expense, net	(56,446)	(43,700)
Loss before income taxes	(187,146)	(72,553)
Income tax benefit	76,358	43,785
Net loss	$(110,788)	$(28,768)
Basic loss per common share	$(0.50)	$(0.13)
Diluted loss per common share	$(0.50)	$(0.13)
Weighted average shares - basic	220,741,805	219,785,981
Weighted average shares - diluted	220,741,805	219,785,981

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(110,788)	$(28,768)
Other comprehensive income (loss), net of tax:
Amortization of employee benefit costs, net of income tax of $(203) and $(1,071) for the three months ended March 31, 2013 and 2012, respectively	735	1,789
Change in fair value of cash flow hedges, net of income tax of $(940) and $(9,672) for the three months ended March 31, 2013 and 2012, respectively	1,605	16,150
Change in fair value of marketable securities, net of income tax benefit of $60 and $48 for the three months ended March 31, 2013 and 2012, respectively	(102)	(80)
Total other comprehensive income, net of tax	2,238	17,859
Total comprehensive loss	$(108,550)	$(10,909)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$610,395	$730,723
Trade accounts receivable, net	402,249	418,166
Inventories, net	417,711	398,060
Prepaid expenses and other current assets	739,660	786,273
Total current assets	2,170,015	2,333,222
Property, equipment and mine development costs (net of accumulated depreciation & amortization of $2,057,088 and $1,910,058, respectively)	2,108,221	2,219,016
Owned and leased mineral rights and land (net of accumulated depletion of $985,735 and $908,416, respectively)	7,353,695	7,428,192
Goodwill, net	567,665	567,665
Other acquired intangibles (net of accumulated amortization of $368,856 and $655,047, respectively)	213,238	228,552
Other non-current assets	434,650	313,159
Total assets	$12,847,484	$13,089,806
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$104,912	$95,015
Trade accounts payable	257,576	255,191
Accrued expenses and other current liabilities	917,599	872,402
Total current liabilities	1,280,087	1,222,608
Long-term debt	3,277,030	3,291,037
Pension and postretirement medical benefit obligations	1,198,643	1,195,187
Asset retirement obligations	772,760	763,482
Deferred income taxes	881,656	971,001
Other non-current liabilities	573,546	678,676
Total liabilities	7,983,722	8,121,991

Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 232.5 million issued and 220.8 million outstanding at March 31, 2013 and 232.2 million issued and 220.6 million outstanding at December 31, 2012	2,325	2,322
Additional paid-in capital	8,081,126	8,075,694
Accumulated other comprehensive income (loss)	(164,360)	(166,598)
Treasury stock, at cost: 11.7 million and 11.6 million shares at March 31, 2013 and December 31, 2012, respectively	(271,240)	(270,302)
Accumulated deficit	(2,784,089)	(2,673,301)
Total stockholders’ equity	4,863,762	4,967,815
Total liabilities and stockholders’ equity	$12,847,484	$13,089,806

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(110,788)	$(28,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	266,340	311,706
Amortization of acquired intangibles, net	(5,431)	(35,512)
Mark-to-market adjustments for derivatives	5,347	(36,025)
Stock-based compensation	5,734	7,014
Employee benefit plans, net	14,522	20,463
Deferred income taxes	(78,224)	(44,394)
Other, net	(830)	(6,937)
Changes in operating assets and liabilities:
Trade accounts receivable, net	15,918	201,510
Inventories, net	(19,651)	(59,912)
Prepaid expenses and other current assets	22,186	63,188
Other non-current assets	8,411	10,914
Trade accounts payable	(1,014)	(128,865)
Accrued expenses and other current liabilities	46,888	(86,296)
Pension and postretirement medical benefit obligations	(15,025)	(10,980)
Asset retirement obligations	(11,356)	(10,141)
Other non-current liabilities	(77,629)	(336)
Net cash provided by operating activities	65,398	166,629
Investing activities:
Capital expenditures	(44,186)	(125,774)
Purchase of equity-method investments	—	(6,100)
Purchases of marketable securities	(258,633)	(194,965)
Sales of marketable securities	132,211	72,290
Other, net	4,205	3,262
Net cash used in investing activities	(166,403)	(251,287)
Financing activities:
Principal repayments of long-term debt	(15,000)	(7,500)
Principal repayments of capital lease obligations	(3,385)	(25)
Common stock repurchases	(938)	(6,327)
Other	—	135
Net cash used in financing activities	(19,323)	(13,717)
Net decrease in cash and cash equivalents	(120,328)	(98,375)
Cash and cash equivalents at beginning of period	730,723	585,882
Cash and cash equivalents at end of period	$610,395	$487,507

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013.

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

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted the provisions of the new guidance during the first quarter of 2013.

Reclassifications and Adjustments

The results for the three months ended March 31, 2012 have been restated to reflect the impact of certain reclassifications to conform to the current period presentation and to reflect the impact of retrospective adjustments made as a result of applying acquisition accounting related to the acquisition of Massey Energy Company (“Massey”).

(2)    Restructuring Expenses

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

In connection with plans announced to curtail mining operations and the associated company actions, the Company recorded severance expenses of $7,073 and professional fees and other expenses of $4,003 for the three months ended March 31, 2013 and severance expense of $4,056 for the three months ended March 31, 2012.

(3)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the three months ended March 31, 2013:

	Balance as of December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2013
Employee benefit costs	$(171,394)	$389	$346	$(170,659)
Cash flow hedges	4,755	3,256	(1,651)	6,360
Available-for-sale marketable securities	41	(98)	(4)	(61)
	$(166,598)	$3,547	$(1,309)	$(164,360)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the income statement line items affected by the reclassification during the three months ended March 31, 2013:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statements of Operations
Employee benefit costs:
Amortization of actuarial loss	$1,503	(1)
Amortization of prior service credit	(954)	(1)
Total before income tax	549
Tax expense	(203)	Income tax expense (benefit)
Total, net of tax	$346

Cash flow hedges:
Commodity swaps-coal	$(1,182)	Coal revenues
Commodity swaps-diesel fuel	(780)	Cost of coal sales
Commodity swaps-natural gas	(640)	Other revenues
Commodity options-natural gas	(16)	Other revenues
Total before income tax	(2,618)
Tax benefit	967	Income tax expense (benefit)
Total, net of tax	$(1,651)

Available-for-sale marketable securities:
Unrealized gains and losses	$(7)	Interest income
Tax benefit	3	Income tax expense (benefit)
Total, net of tax	$(4)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 13.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(4)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and the outstanding 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”). As of March 31, 2013 and March 31, 2012, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible. The 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(5)    Inventories, net

Inventories, net consisted of the following:

	March 31, 2013	December 31, 2012
Raw coal	$43,366	$58,382
Saleable coal	272,495	233,550
Materials, supplies and other, net	101,850	106,128
Total inventories, net	$417,711	$398,060

(6)    Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	March 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$74,871	$20	$—	$74,891
Corporate debt securities(a)	214,185	35	(20)	214,200
Total short-term marketable securities	$289,056	$55	$(20)	$289,091

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$85,537	$32	$(1)	$85,568
Corporate debt securities(a)	211,852	75	(43)	211,884
Total short-term marketable securities	$297,389	$107	$(44)	$297,452

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities(a)	$96,348	$12	$(103)	$96,257
Corporate debt securities(a)	37,685	2	(44)	37,643
Mutual funds held in rabbi trust(b)	8,050	2,573	(1,510)	9,113
Total long-term marketable securities	$142,083	$2,587	$(1,657)	$143,013

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate debt securities(a)	$754	$1	$—	$755
Mutual funds held in rabbi trust(b)	7,544	2,084	(1,495)	8,133
Total long-term marketable securities	$8,298	$2,085	$(1,495)	$8,888

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(7)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	March 31, 2013	December 31, 2012
Plant and mining equipment	$3,714,916	$3,688,516
Mine development	306,647	304,765
Coalbed methane equipment	16,753	16,753
Office equipment, software and other	68,376	72,757
Construction in progress	58,617	46,283
Total property, equipment and mine development costs	4,165,309	4,129,074
Less accumulated depreciation and amortization	2,057,088	1,910,058
Total property, equipment and mine development costs, net	$2,108,221	$2,219,016

(8)    Long-Term Debt

Long-term debt consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2013	December 31, 2012
6.25% senior notes due 2021	$700,000	$700,000
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2016	525,000	540,000
3.25% convertible senior notes due 2015	536,162	536,162
2.375% convertible senior notes due 2015	287,500	287,500
Other	91,136	86,203
Debt discount, net	(57,856)	(63,813)
Total long-term debt	3,381,942	3,386,052
Less current portion	(104,912)	(95,015)
Long-term debt, net of current portion	$3,277,030	$3,291,037

(9)    Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2013:

Total asset retirement obligations at December 31, 2012	$856,701
Accretion for the period	15,130
Revisions in estimated cash flows	3,460
Expenditures for the period	(11,356)
Total asset retirement obligations at March 31, 2013	$863,935
Less current portion	(91,175)
Long-term portion	$772,760

(10)    Fair Value of Financial Instruments and Fair Value Measurements

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2013 and December 31, 2012, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$630,000	$630,000	$—	$—
6.00% senior notes due 2019	800,000	738,000	738,000	—	—
9.75% senior notes due 2018(4)	495,520	536,250	536,250	—	—
Term loan due 2016(1)	524,519	521,817	—	521,817	—
3.25% convertible senior notes due 2015(2)	517,754	514,716	514,716	—	—
2.375% convertible senior notes due 2015(3)	253,013	272,406	272,406	—	—
Total long-term debt	$3,290,806	$3,213,189	$2,691,372	$521,817	$—

	December 31, 2012
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$649,110	$649,110	$—	$—
6.00% senior notes due 2019	800,000	755,600	755,600	—	—
9.75% senior notes due 2018(4)	495,161	540,125	540,125	—	—
Term loan due 2016(1)	539,481	537,316	—	537,316	—
3.25% convertible senior notes due 2015(2)	515,901	513,375	513,375	—	—
2.375% convertible senior notes due 2015(3)	249,306	268,094	268,094	—	—
Total long-term debt	$3,299,849	$3,263,620	$2,726,304	$537,316	$—

(1)	Net of debt discount of $481 and $519 as of March 31, 2013 and December 31, 2012, respectively.

(2)	Net of debt discount of $18,408 and $20,261 as of March 31, 2013 and December 31, 2012, respectively.

(3)	Net of debt discount of $34,487 and $38,194 as of March 31, 2013 and December 31, 2012, respectively.

(4)	Net of debt discount of $4,480 and $4,839 as of March 31, 2013 and December 31, 2012, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$171,148	$171,148	$—	$—
Mutual funds held in rabbi trust	$9,113	$9,113	$—	$—
Corporate debt securities	$251,843	$—	$251,843	$—
Forward coal sales	$9,761	$—	$9,761	$—
Commodity swaps	$10,618	$—	$10,618	$—
Commodity options	$20	$—	$20	$—

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$85,568	$85,568	$—	$—
Mutual funds held in rabbi trust	$8,133	$8,133	$—	$—
Corporate debt securities	$212,639	$—	$212,639	$—
Forward coal sales	$15,359	$—	$15,359	$—
Forward coal purchases	$(4)	$—	$(4)	$—
Commodity swaps	$7,080	$—	$7,080	$—
Commodity options	$138	$—	$138	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust - The fair value of marketable securities is based on observable market data.

6.25% senior notes due 2021, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 2.375% Convertible Notes and 3.25% Convertible Notes - The fair value is based on observable market data.

Level 2 Fair Value Measurements

Corporate Debt Securities - The fair values of the Company’s corporate debt securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

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

(11)    Derivative Financial Instruments

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel and explosives in its production process and incurs significant expenses for the purchase of these commodities. Diesel fuel and explosives expenses represented approximately 8% of cost of coal sales for the three months ended March 31, 2013. The Company is subject to the risk of price volatility for these commodities and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2013, the Company had swap agreements outstanding to hedge the variable cash flows related to 63% and 46% of anticipated diesel fuel usage for the remaining nine months of 2013 and calendar year 2014, respectively. The average fixed price per swap for diesel fuel hedges is $2.84 per gallon and $2.82 per gallon for the remaining nine months of 2013 and calendar year 2014, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

The Company also sells coalbed methane through its Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, the Company enters into “pay variable, receive fixed” natural gas swaps for a portion of its anticipated gas production in order to fix the selling price for a portion of its production. The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2013, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 76% of anticipated natural gas production for the remaining nine months of 2013.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Asset Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Commodity swaps	Prepaid expenses and other current assets	$7,837	$6,484
Commodity swaps	Other non-current assets	5,655	4,718
Commodity options	Prepaid expenses and other current assets	20	138
		$13,512	$11,340

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Forward coal sales	Prepaid expenses and other current assets	$9,874	$15,359

Total asset derivatives		$23,386	$26,699

		Liability Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Commodity swaps	Accrued expenses and other current liabilities	$2,187	$2,457
Commodity swaps	Other non-current liabilities	292	972
		$2,479	$3,429

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Forward coal sales	Other non-current liabilities	$113	$—
Forward coal purchases	Accrued expenses and other current liabilities	—	4
Commodity swaps	Accrued expenses and other current liabilities	395	693
		$508	$697

Total liability derivatives		$2,987	$4,126

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2013 and 2012 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2013	2012	2013	2012
Commodity swaps(1) (2) (3)	$1,641	$4,500	$3,320	$20,650
Commodity options(1) (2)	10	—	(64)	—
	$1,651	$4,500	$3,256	$20,650

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

(3)	Ineffectiveness during the period was immaterial.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	2013	2012
Forward coal sales(1)	$(5,597)	$49,259
Forward coal purchases(1)	3	(13,284)
Commodity swaps(2)	247	372
Interest rate swap(3)	—	(322)
	$(5,347)	$36,025

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are generally reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $3,483, net of tax, to earnings.

(12)    Income Taxes

Income tax benefit for the three months ended March 31, 2013 and 2012 was $(76,358) and $(43,785), respectively. A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax benefit is as follows:

	Three Months Ended March 31,
	2013	2012
Federal statutory income tax benefit	$(65,501)	$(25,393)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(11,692)	(18,718)
State taxes, net of federal tax impact	(6,266)	(2,697)
Stock-based compensation	3,161	—
Change in valuation allowance	2,083	1,454
Other, net	1,857	1,569
Income tax benefit	$(76,358)	$(43,785)

(13)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost	$7,696	$7,863
Expected return on plan assets	(9,222)	(10,034)
Amortization of net actuarial loss	492	179
Net periodic benefit credits	$(1,034)	$(1,992)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs (credits) are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2013	2012
Service cost	$3,603	$4,600
Interest cost	9,722	11,900
Amortization of prior service cost (credit)	(955)	100
Amortization of net actuarial loss	1,037	2,250
Net periodic benefit cost	$13,407	$18,850

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$771	$1,507
Interest cost	1,396	1,793
Expected return on plan assets	(18)	(13)
Amortization of net actuarial loss	—	318
Net periodic benefit cost	$2,149	$3,605

(14)    Stock-Based Compensation Awards

During the three months ended March 31, 2013, the Company awarded certain of its executives and key employees 1,572,152 time-based restricted share units and 1,468,240 performance-based restricted share units under its existing stock plans. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based restricted share units awarded under the existing stock plans during the three months ended March 31, 2013 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At March 31, 2013, the Company had two types of stock-based awards outstanding: restricted share units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $5,734 and $7,014, for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, approximately 81% and 70%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 19% and 30%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended March 31, 2013 and 2012, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the three months ended March 31, 2013 and 2012, the Company repurchased 97,649 and 310,909, respectively, of common shares from employees at an average price paid per share of $9.61 and $20.35, respectively.

(15)    Commitments and Contingencies

(a) General

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

The Company has obligations for a federal coal lease, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin. The annual installments in 2013 through 2015 of $42,130 are due each November until the obligation is satisfied.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the three months ended March 31, 2013, the Company recorded a gain of $55,454 in other expenses in the condensed consolidated statement of operations related to the resolution of a contract-related matter.

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

Letters of Credit

The amount of outstanding bank letters of credit issued under the Company’s accounts receivable securitization program as of March 31, 2013 was $160,219. As of March 31, 2013, the Company had $240 of additional letters of credit outstanding under its senior secured revolving facility.

(d) Legal Proceedings
The Company’s legal proceedings range from cases brought by a single plaintiff to purported class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. Other matters have progressed sufficiently that the Company is able to estimate a range of possible loss. Accordingly, for those legal

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods and for which the Company is able to estimate a range of possible loss, the current estimated range is up to $500,000 in excess of the accrued liability (if any) related to those matters. This aggregate range represents the Company’s estimate of additional possible loss in excess of the accrued liability (if any) with respect to these matters and net of third party indemnification arrangements (if any, other than insurance) as described below related to those matters, based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, the Company may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that the Company had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in the Company’s judgment it would be in the best interest of shareholders to do so.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized income (expense), net of expected insurance recoveries, associated with litigation-related reserves of $(50,675) and $1,200 during the three months ended March 31, 2013 and 2012, respectively.

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

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed under the Private Securities Litigation Reform Act of 1995.  On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings allegedly arising from the same facts that allegedly give rise to this action. On July 9, 2012, the Court entered an order maintaining the stay of discovery until the earlier of either the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2013. On January 17, 2013, the Court further extended the existing discovery stay until the earlier of April 15, 2013 or the conclusion of the United States’ criminal investigation of the UBB explosion. On April 25, 2013, the Court further extended the existing discovery stay until July 15, 2013.

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

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the Massey Acquisition. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

On August 16, 2012, the defendants removed the case to the United States District Court for the Southern District of West Virginia. On August 30, 2012, the plaintiff filed a motion to remand the case back to the Circuit Court of Boone County, West Virginia. On September 13, 2012, the defendants filed an opposition to the plaintiff’s motion to remand.

The defendants filed a motion to dismiss the action on October 19, 2012, and the plaintiff filed an opposition to that motion on November 2, 2012. On November 5, 2012, the federal court remanded the case back to the Boone County Circuit Court (without ruling on the pending motion to dismiss). The plaintiff filed an amended complaint in the Boone County Circuit Court on February 6, 2013. The defendants filed motions to dismiss the amended complaint on March 22, 2013 and March 29, 2013, which motions are currently pending. The Boone County Circuit Court has set a preliminary trial date of June 24, 2014.
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

The Company cannot predict the outcome of these investigations, including whether or not any individual will become subject to possible criminal and civil penalties or enforcement actions.  In order to accommodate these investigations, the UBB mine was initially idled. On April 20, 2012, the Company was authorized by regulatory authorities to close the UBB mine permanently, and on June 19, 2012, the sealing of the mine was completed.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement. On November 27, 2012, the defendants filed their motion to dismiss the complaint. The plaintiffs were subsequently granted leave to amend their complaint, which they filed on January 23, 2013, rendering the defendants’ previously filed motion to dismiss moot. The defendants filed their motion to dismiss the amended complaint on February 11, 2013.

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

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from the court. The stay was lifted on July 6, 2012 but mediation was ordered to continue. On July 20, 2012, the stay was reinstated for discovery-related activities at the request of the United States Attorney and by agreement of the parties. This stay is expected to remain in effect until the United States’ criminal investigation of the UBB explosion is completed. Mediation efforts in August 2012 successfully resolved all but two of the personal injury and emotional distress claims. A motion to dismiss these two claims is pending before the Boone County Circuit Court. The Wyoming County lawsuits were settled and dismissed prior to the court ruling on the Company’s motion to transfer.

On April 5, 2012, one of the families of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries, the Company’s CEO and the Company’s Board of Directors.

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

UBB-Related Derivatives Actions

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.  On January 31, 2012, the Company and Alpha Appalachia requested that the Delaware Plaintiffs consent to a six-month extension of  the stay order (the “Stay Order”); the Delaware Plaintiffs refused to do so.  On February 21, 2012, the Company and Alpha Appalachia filed a motion to extend the Stay Order. On June 15, 2012, the Court held a hearing on Defendants’ motion to extend the Stay Order and granted the motion, extending the stay of proceedings until the earlier of either the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2013. On January 16, 2013, the Court further extended the Stay Order until the earlier of July 15, 2013 or the conclusion of the United States’ criminal investigation of the UBB explosion.

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

Mine Water Discharge Suits

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

On May 9, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against two of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

On May 15, 2012, the West Virginia Department of Environmental Protection filed a civil enforcement action against the Company’s subsidiary Riverside Energy Company, LLC, in McDowell County Circuit Court in West Virginia seeking civil penalties and injunctive relief based on alleged discharge of selenium in excess of permitted levels.

On July 16, 2012, three environmental groups filed a filed a citizen’s suit in federal court in the Southern District of West Virginia against seven of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

On December 31, 2012 and January 2, 2013, two separate environmental groups filed citizen’s suits in federal court in the Western District of Pennsylvania against Emerald Coal Resources, L.P., and other of the Company’s subsidiaries, alleging violations of the terms of the subsidiaries’ water discharge permits. The first of these cases has since been voluntarily dismissed by the plaintiffs. The plaintiffs in the remaining case seek a civil penalty as well as injunctive relief.
On March 27, 2013, the Company’s subsidiary Alex Energy, Inc. (“Alex”) was served with a complaint from the Sierra Club, and others, alleging improper discharges by Alex into Spruce Run and Road Fork of Robinson Creek in Nicholas County, West Virginia. Alex has appropriate permits for discharges into those tributaries, and the discharges discussed in the plaintiffs’ complaint are undertaken by Alex in compliance with its permits.
On April 10, 2013, the Company’s subsidiary Bandmill Coal Co. (“Bandmill”) was served with a complaint from the Sierra Club, and others, alleging discharges of selenium from the site of Bandmill’s former Tower Mountain surface mine into waters of the United States without a proper permit. The Tower Mountain site is closed, the property has been reclaimed and West Virginia regulators previously determined that Bandmill no longer needs an NPDES permit for the Tower Mountain site at issue. Bandmill was also released from its obligations to monitor and treat water discharging from the site. Bandmill believes it has operated in compliance with all laws and regulations regarding discharges from the Tower Mountain site.
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

On June 21, 2012, the West Virginia Supreme Court of Appeals issued an opinion finding that ACTF has standing to pursue its claims and remanded the case back to the Circuit Court of Kanawha County, West Virginia for further proceedings. NCI’s portion of the highway project under the contract is complete.

The case is now pending in the Circuit Court of Kanawha County, West Virginia. A settlement between NCI and ACTF was agreed upon in early January 2013, prior to the scheduled trial date, January 14, 2013. The Company does not expect to incur any out-of-pocket expenditures in connection with the settlement. The trial proceeded among the remaining parties.
On February 7, 2013, the Company received notice of a purported class action lawsuit against NCI filed in the Circuit Court of Mingo County, West Virginia by a former NCI employee (the “NCI Employee Litigation”). The plaintiff in the NCI Employee Litigation is represented by the same attorney who represents the plaintiff in the ACTF litigation, and the complaint’s allegations raise issues similar to those in the ACTF litigation.
On February 26, 2013, the Circuit Court of Kanawha County ruled that the contract in dispute in the ACTF litigation, as well as the awarding and implementation, of the contract were in violation of West Virginia law. The Company is reviewing the Court’s ruling and evaluating its implications in relation to the NCI Employee Litigation.  The Company believes that NCI has meritorious defenses to the claims asserted in the NCI Employee Litigation.
NCI filed its answer to the complaint in the NCI Employee Litigation on March 4, 2013.  On April 23, 2013, the Circuit Court of Kanawha County, West Virginia, granted NCI’s motion to transfer and entered an agreed order transferring the NCI Employee Litigation from the Circuit Court of Mingo County to the Circuit Court of Kanawha County.
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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the Court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at March 31, 2013. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending

In connection with Fluor’s sale of the Prior Business to a group of purchasers (the “Rennert Entities”) in 1994, the Rennert Entities had agreed to indemnify Fluor and its affiliates for losses and liabilities arising from the Prior Business. In late 2010, the Rennert Entities settled with the plaintiffs in the Alexander-Pederson-Helig cases without indemnifying or obtaining a release for the benefit of Fluor and Alpha Appalachia’s subsidiaries.

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

On April 4, 2012, the Rennert entities moved to dismiss the Missouri state court action. On July 13, 2012, the Missouri state court scheduled an expedited hearing on the Rennert entities’ pending motions to dismiss for August 15, 2012. On October 5, 2012, the court denied the Rennert entities’ motions to dismiss each of Fluor’s and Alpha Appalachia’s subsidiaries’ claims except for one claim for contribution, which the court dismissed. All defendants answered on October 25, 2012. Discovery has commenced and is ongoing.

Harman Litigation

In December 1997, Wellmore Coal Corporation (“Wellmore”), then a subsidiary of A. T. Massey Coal Company (“A. T. Massey”), which is now a subsidiary of the Company, declared force majeure under its coal supply agreement with Harman Mining Corporation (“Harman”) and reduced the amount of coal to be purchased from Harman.  In October 1998, Harman and several entities affiliated with it, as well as their ultimate sole shareholder (together “Harman plaintiffs”), sued A.T. Massey and five of its subsidiaries (the “Massey Defendants”) in the Circuit Court of Boone County, West Virginia, alleging that the Massey Defendants tortiously interfered with Wellmore’s agreement with Harman, causing Harman to go out of business.  In August 2002, the jury awarded the plaintiffs $50,000 in compensatory and punitive damages.

In October 2006, the Massey Defendants appealed the case to the Supreme Court of Appeals of West Virginia (“WV Supreme Court”).  In November 2007, the WV Supreme Court issued a 3-2 majority opinion reversing the judgment against the Massey Defendants and remanding the case to the Circuit Court of Boone County with directions to enter an order dismissing the case, with prejudice, in its entirety.  On motion by the Harman plaintiffs, the WV Supreme Court agreed to rehear the case but, in April 2008, it again reversed the judgment against the Massey Defendants and remanded the case with direction to enter an order dismissing the case, with prejudice, in its entirety.

In July 2008, the Harman plaintiffs petitioned the United States Supreme Court (the “U.S. Supreme Court”) to review the WV Supreme Court’s dismissal of their claims. In December 2008, the U.S. Supreme Court agreed to review the case based on the question of whether a justice of the WV Supreme Court should have recused himself from the appeal. The U.S. Supreme Court found that the justice should have recused himself and ruled in June 2009 that the matter should be reheard by the WV Supreme Court.
The WV Supreme Court heard oral arguments on the matter in September 2009, and in November 2009 reversed the lower court’s decision, ruling that all claims brought in connection with the parties dealings must be brought in Virginia.  The Harman plaintiffs subsequently requested that the WV Supreme Court reconsider its decision; the WV Supreme Court denied that request.
In November 2010, Harman plaintiffs re-filed their claims in the Circuit Court of Buchanan County, Virginia, this time solely against A.T. Massey, seeking compensatory damages of approximately $44,000, plus pre- and post-judgment interest and punitive damages. A. T. Massey filed a plea of res judicata, and in December 2011 the Buchanan County court granted the plea and dismissed the Harman plaintiffs’ claims. The Harman plaintiffs appealed that decision to the Virginia Supreme Court, and on April 18, 2013, the Virginia Supreme Court reversed the decision of the Buchanan County Circuit Court, finding that res judicata did not bar the Harman plaintiffs’ claims. The matter will be remanded to the Buchanan County Circuit Court for further proceedings, where it will take up other legal arguments advanced by A. T. Massey regarding the sufficiency of the Harman plaintiffs’ claims.
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

(16)    Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2013, and Eastern Coal Operations, which consists of 66 underground mines and 23 surface mines in Northern and Central Appalachia as of March 31, 2013, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended March 31, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,189,126	$131,284	$13,181	$1,333,591
Depreciation, depletion, and amortization	$216,670	$14,129	$8,214	$239,013
Amortization of acquired intangibles, net	$(5,108)	$(327)	$4	$(5,431)
EBITDA	$128,685	$26,238	$(50,112)	$104,811
Capital expenditures	$41,833	$1,862	$491	$44,186

Segment operating results and capital expenditures for the three months ended March 31, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,756,508	$154,737	$23,368	$1,934,613
Depreciation, depletion, and amortization	$264,071	$15,001	$6,700	$285,772
Amortization of acquired intangibles, net	$(40,490)	$3,581	$1,397	$(35,512)
EBITDA	$216,738	$19,948	$(14,642)	$222,044
Capital expenditures	$110,524	$8,100	$7,150	$125,774

The following table presents a reconciliation of EBITDA to net loss:

	Three Months Ended March 31,
	2013	2012
EBITDA	$104,811	$222,044
Interest expense	(59,401)	(45,434)
Interest income	1,026	1,097
Income tax benefit	76,358	43,785
Depreciation, depletion and amortization	(239,013)	(285,772)
Amortization of acquired intangibles, net	5,431	35,512
Net loss	$(110,788)	$(28,768)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The following table presents total assets and goodwill as of March 31, 2013 and December 31, 2012:

	Total Assets		Goodwill
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Eastern Coal Operations	$10,464,273	$10,691,029	$561,753	$561,753
Western Coal Operations	636,372	647,292	—	—
All Other	1,746,839	1,751,485	5,912	5,912
Total	$12,847,484	$13,089,806	$567,665	$567,665

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $584,597, or approximately 44%, of total revenues for the three months ended March 31, 2013. Export revenues totaled $767,707, or approximately 40%, of total revenues for the three months ended March 31, 2012.

(17)    Supplemental Guarantor and Non-Guarantor Financial Information

On June 1, 2011 and October 11, 2012, the Company issued its Senior Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, respectively, based on the guarantor structure that was put in place in connection with the issuance of the Senior Notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Alpha Coal India Private Limited, Gray Hawk Insurance Company and Rockridge Coal Company, which were not guarantors of the Senior Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$467	$608,783	$1,145	$—	$610,395
Trade accounts receivable, net	—	10,727	391,522	—	402,249
Inventories, net	—	417,711	—	—	417,711
Prepaid expenses and other current assets	—	736,909	2,751	—	739,660
Total current assets	467	1,774,130	395,418	—	2,170,015
Property, equipment and mine development costs, net	—	2,108,221	—	—	2,108,221
Owned and leased mineral rights and land, net	—	7,353,695	—	—	7,353,695
Goodwill, net	—	567,665	—	—	567,665
Other acquired intangibles, net	—	213,238	—	—	213,238
Other non-current assets	9,031,749	9,303,099	4,866	(17,905,064)	434,650
Total assets	$9,032,216	$21,320,048	$400,284	$(17,905,064)	$12,847,484
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$82,500	$22,412	$—	$—	$104,912
Trade accounts payable	5,999	251,552	25	—	257,576
Accrued expenses and other current liabilities	3,130	914,407	62	—	917,599
Total current liabilities	91,629	1,188,371	87	—	1,280,087
Long-term debt	2,690,552	586,478	—	—	3,277,030
Pension and postretirement medical benefit obligations	—	1,198,643	—	—	1,198,643
Asset retirement obligations	—	772,760	—	—	772,760
Deferred income taxes	—	881,656	—	—	881,656
Other non-current liabilities	1,386,273	1,574,943	384,876	(2,772,546)	573,546
Total liabilities	4,168,454	6,202,851	384,963	(2,772,546)	7,983,722
Stockholders’ Equity
Total stockholders’ equity	4,863,762	15,117,197	15,321	(15,132,518)	4,863,762
Total liabilities and stockholders’ equity	$9,032,216	$21,320,048	$400,284	$(17,905,064)	$12,847,484

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$277	$729,662	$784	$—	$730,723
Trade accounts receivable, net	—	19,222	398,944	—	418,166
Inventories, net	—	398,060	—	—	398,060
Prepaid expenses and other current assets	—	783,578	2,695	—	786,273
Total current assets	277	1,930,522	402,423	—	2,333,222
Property, equipment and mine development costs, net	—	2,219,016	—	—	2,219,016
Owned and leased mineral rights, net	—	7,428,192	—	—	7,428,192
Goodwill, net	—	567,665	—	—	567,665
Other acquired intangibles, net	—	228,552	—	—	228,552
Other non-current assets	9,202,925	9,342,804	5,083	(18,237,653)	313,159
Total assets	$9,203,202	$21,716,751	$407,506	$(18,237,653)	$13,089,806
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$75,000	$20,015	$—	$—	$95,015
Trade accounts payable	8,291	246,838	62	—	255,191
Accrued expenses and other current liabilities	3,130	869,248	24	—	872,402
Total current liabilities	86,421	1,136,101	86	—	1,222,608
Long-term debt	2,708,948	582,089	—	—	3,291,037
Pension and postretirement medical benefit obligations	—	1,195,187	—	—	1,195,187
Asset retirement obligations	—	763,482	—	—	763,482
Deferred income taxes	—	971,001	—	—	971,001
Other non-current liabilities	1,440,018	1,726,255	392,441	(2,880,038)	678,676
Total liabilities	4,235,387	6,374,115	392,527	(2,880,038)	8,121,991
Stockholders’ Equity
Total stockholders’ equity	4,967,815	15,342,636	14,979	(15,357,615)	4,967,815
Total liabilities and stockholders’ equity	$9,203,202	$21,716,751	$407,506	$(18,237,653)	$13,089,806

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,140,389	$—	$—	$1,140,389
Freight and handling revenues	—	157,167	—	—	157,167
Other revenues	—	32,975	3,060	—	36,035
Total revenues	—	1,330,531	3,060	—	1,333,591
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,011,841	—	—	1,011,841
Freight and handling costs	—	157,167	—	—	157,167
Other expenses	6	6,993	—	—	6,999
Depreciation, depletion, and amortization	—	239,013	—	—	239,013
Amortization of acquired intangibles, net	—	(5,431)	—	—	(5,431)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	41,890	1,736	—	43,626
Restructuring expenses	—	11,076	—	—	11,076
Total costs and expenses	6	1,462,549	1,736	—	1,464,291
Income (loss) from operations	(6)	(132,018)	1,324	—	(130,700)
Other income (expense):
Interest expense	(53,319)	(5,318)	(764)	—	(59,401)
Interest income	—	1,019	7	—	1,026
Miscellaneous expense, net	—	1,936	(7)	—	1,929
Total other expense, net	(53,319)	(2,363)	(764)	—	(56,446)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(53,325)	(134,381)	560	—	(187,146)
Income tax benefit (expense)	20,797	55,779	(218)	—	76,358
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(78,260)	—	—	78,260	—
Net income (loss)	$(110,788)	$(78,602)	$342	$78,260	$(110,788)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,639,558	$—	$—	$1,639,558
Freight and handling revenues	—	209,350	—	—	209,350
Other revenues	—	82,350	3,355	—	85,705
Total revenues	—	1,931,258	3,355	—	1,934,613
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,415,396	—	—	1,415,396
Freight and handling costs	—	209,350	—	—	209,350
Other expenses	—	19,393	—	—	19,393
Depreciation, depletion, and amortization	—	285,772	—	—	285,772
Amortization of acquired intangibles, net	—	(35,512)	—	—	(35,512)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	63,870	1,141	—	65,011
Restructuring Expenses	—	4,056	—	—	4,056
Total costs and expenses	—	1,962,325	1,141	—	1,963,466
Income (loss) from operations	—	(31,067)	2,214	—	(28,853)
Other income (expense):
Interest expense	(38,600)	(6,120)	(714)	—	(45,434)
Interest income	—	1,096	1	—	1,097
Miscellaneous expense, net	—	699	(62)	—	637
Total other expense, net	(38,600)	(4,325)	(775)	—	(43,700)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(38,600)	(35,392)	1,439	—	(72,553)
Income tax benefit (expense)	15,054	29,293	(562)	—	43,785
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(5,222)	—	—	5,222	—
Net income (loss)	$(28,768)	$(6,099)	$877	$5,222	$(28,768)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(110,788)	$(78,602)	$342	$78,260	$(110,788)
Total comprehensive income (loss)	$(108,550)	$(80,840)	$342	$80,498	$(108,550)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(28,768)	$(6,099)	$877	$5,222	$(28,768)
Total comprehensive income (loss)	$(10,909)	$(23,958)	$877	$23,081	$(10,909)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(2,292)	$67,689	$1	$65,398
Investing activities:
Capital expenditures	—	(44,186)	—	(44,186)
Purchases of marketable securities, net	—	(126,422)	—	(126,422)
Other, net	—	4,205	—	4,205
Net cash used in investing activities	—	(166,403)	—	(166,403)
Financing activities:
Principal repayments of long-term debt	(15,000)	—	—	(15,000)
Principal repayments of capital lease obligations	—	(3,385)	—	(3,385)
Common stock repurchases	(938)	—	—	(938)
Transactions with affiliates	18,420	(18,780)	360	—
Net cash (used in) provided by financing activities	2,482	(22,165)	360	(19,323)
Net increase (decrease) in cash and cash equivalents	190	(120,879)	361	(120,328)
Cash and cash equivalents at beginning of period	277	729,662	784	730,723
Cash and cash equivalents at end of period	$467	$608,783	$1,145	$610,395

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by operating activities	$24,944	$141,477	$208	$166,629
Investing activities:
Capital expenditures	—	(125,774)	—	(125,774)
Purchase of equity-method investment	—	(6,100)	—	(6,100)
Purchases of marketable securities, net	—	(122,675)	—	(122,675)
Other, net	—	3,262	—	3,262
Net cash used in investing activities	—	(251,287)	—	(251,287)
Financing activities:
Principal repayments of long-term debt	(7,500)		—	(7,500)
Principal repayments of capital lease obligations	—	(25)	—	(25)
Common stock repurchases	(6,327)	—	—	(6,327)
Other	135	—	—	135
Transactions with affiliates	(7,900)	8,108	(208)	—
Net cash (used in) provided by financing activities	(21,592)	8,083	(208)	(13,717)
Net increase (decrease) in cash and cash equivalents	3,352	(101,727)	—	(98,375)
Cash and cash equivalents at beginning of period	613	585,130	139	585,882
Cash and cash equivalents at end of period	$3,965	$483,403	$139	$487,507

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
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

•
changes in environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;

•	changes in safety and health laws and regulations and their implementation, and the ability to comply with such changes;

•	competition in coal markets;

•	regulatory and court decisions;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	global economic, capital market or political conditions, including a prolonged economic downturn in the markets in which we operate and disruptions in worldwide financial markets;

•	the outcome of pending or potential litigation or governmental investigations, including with respect to the Upper Big Branch explosion;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of and terms of long-term coal supply arrangements;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	inherent risks of coal mining beyond our control;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	the inability of our third-party coal suppliers to make timely deliveries and the refusal by our customers to receive coal under agreed contract terms;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor;

•	funding for and changes in postretirement benefit obligations, pension obligations, including multi-employer pension plans, and federal and state black lung obligations;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	reclamation, water treatment and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in coal supplies;

•
attracting and retaining key personnel and other employee workforce factors, such as labor relations, our ability to negotiate new United Mine Workers of America (“UMWA”) wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

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

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business;

•	indemnification of certain obligations not being met;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	restrictive covenants in our secured credit facility and the indentures governing our outstanding debt securities;

•	certain terms of our outstanding debt securities, including any conversions of our convertible senior debt securities, that may adversely impact our liquidity;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	goodwill impairment charges; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are one of America’s premier coal suppliers, operating 91 mines and 25 coal preparation and load-out facilities as of March 31, 2013 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 11,900 employees. We produce, process, and sell steam and metallurgical coal from our operations located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

For the three months ended March 31, 2013, sales of steam coal were 17.9 million tons, and accounted for approximately 78% of our coal sales volume. Comparatively, for the three months ended March 31, 2012, sales of steam coal were 23.2 million tons, and accounted for approximately 83% of our coal sales volume. For the three months ended March 31, 2013, sales of metallurgical coal, which generally sells at a premium over steam coal, were 5.1 million tons, and accounted for approximately 22% of our coal sales volume. For the three months ended March 31, 2012, sales of metallurgical coal were 4.9 million tons and accounted for approximately 17% of our coal sales volume.

Our sales of steam coal for the three months ended March 31, 2013 and 2012 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three months ended March 31, 2013, approximately 44% of our total revenues were derived from coal sales made to customers outside the United States, compared to 40% for the three months ended March 31, 2012.

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia and our coal brokerage activities. All of the active mines we acquired from Massey were located in Central Appalachia and accordingly are included in our Eastern Coal Operations. Western Coal Operations consists of two Powder River Basin mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

Coal Pricing Trends, Uncertainties and Outlook

Nationwide utility inventories are still elevated relative to historical averages. Elevated utility inventories and the gradual, secular shift away from coal-fired generation continue to drive weakness in the domestic thermal coal market; however, differences are clearly emerging between the various production basins in the United States. In the PRB, the annualized production in the first quarter of 2013 was well below the total production capacity. Even with the forecast of a modest recovery in nationwide coal consumption as a result of sustained natural gas prices above the $4 level, barring any unforeseen supply or transportation disruption, it is unrealistic to expect the latent capacity in the PRB to be absorbed in the near-term, suggesting a period of relatively stagnant market conditions for PRB coal. Based on weekly coal production reporting through March 31, 2013 from the EIA, year-over-year Appalachian production decreased by approximately 7.2% and western coal production decreased by approximately 12.6% in the first three months of 2013.

The Energy Information Administration (“EIA”) 2013 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 0.4% through 2016. In the eastern United States, inventories of Northern Appalachia thermal coal at utilities are approximately equal to the 5-year historical average providing a fairly balanced supply-demand landscape, and opportunities exist for producers to contract additional volumes with utility customers. However, despite the current inventory levels, the ability of electrical generators to switch to other low cost coals, such as from the Illinois Basin, has created a somewhat stagnant pricing environment. Inventories of Central Appalachia (“CAPP”) thermal coals have roughly doubled from their historical average in terms of days of burn as of the end of March 2013. This inventory situation has been driven by a reduction in utility consumption owing to a host of factors, including: fuel switching in favor of gas due to the relatively high cost of CAPP thermal coal; coal-fired plant retirements which are disproportionately impacting the regions served by CAPP thermal coal; and encroachment of other lower cost coals, such as Illinois Basin. We believe a significant portion of the decreased consumption of CAPP thermal coal is a structural and permanent phenomenon, and Alpha has accordingly substantially reduced its production of CAPP thermal coal through its recent restructuring activities. Furthermore, at today’s seaborne thermal coal prices in the Atlantic, most eastern U.S. production is uneconomic, adding to the difficult over-supply situation and general market weakness.

We are primarily focused on supporting and augmenting our global metallurgical coal business, which is the third largest in the world. The second quarter Asian benchmark price announced in March 2013 increased $7 to $172 per metric tonne on an FOBT basis. However, recent transactions have been reported at levels below the benchmark, likely due to the perception of slowing growth in Chinese steel production, which accounts for a majority of global blast furnace steel production, along with continuing economic weakness in Europe. Chinese steel production is projected to grow in 2013, and any uptick in Chinese imports should lead to improved conditions for the seaborne met market. Steel production in Europe during the first two months of 2013 was down year-over-year, reducing demand for metallurgical coals in the Atlantic basin and weighing on the prices of U.S. exports. Lower quality met coals remain over-supplied and are being discounted, pressuring margins which may trigger additional production cutbacks. In general, conditions in the metallurgical coal markets remain challenging. However, met coal is a highly cyclical and volatile product, with the highest qualities found in relatively few locations around the globe. In the intermediate to long run, the world is expected to require increasing volumes of met coal, and when market conditions improve, we believe we are well-positioned to benefit from our leadership position in met coal reserves, met coal production and export terminal capacity.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors.”

Results of Operations

EBITDA is defined as net income (loss) plus interest expense, income tax expense, depreciation, depletion, and amortization, and amortization of acquired intangibles, net, less interest income and income tax benefit. EBITDA is a non-GAAP financial measure used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(110,788)	$(28,768)
Interest expense	59,401	45,434
Interest income	(1,026)	(1,097)
Income tax benefit	(76,358)	(43,785)
Depreciation, depletion and amortization	239,013	285,772
Amortization of acquired intangibles, net	(5,431)	(35,512)
EBITDA	$104,811	$222,044

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary

Total revenues decreased $601.0 million, or 31%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $499.2 million, decreased freight and handling revenues of $52.2 million and decreased other revenues of $49.7 million. The decrease in coal revenues was due primarily to lower steam coal sales volumes and lower average coal sales realization per ton for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $308.1 million and decreased metallurgical coal revenues of $191.0 million. The decrease in freight and handling revenues was due primarily to decreased freight rates. The decrease in other revenues was due primarily to derivative contracts accounted for at fair value.

Net loss increased $82.0 million for the three months ended March 31, 2013 compared to the prior year period. The increase was largely due to decreased coal and other revenues discussed above, increased restructuring expenses of $7.0 million and increased other expense, net of $12.7 million, partially offset by a decrease in certain operating costs and expenses, which are described below, of $454.0 million, and increased tax benefits of $32.6 million.

The decrease in certain operating costs and expenses of $454.0 million consisted of decreased cost of coal sales of $403.6 million, or 29%, decreased selling, general and administrative expenses of $21.4 million, or 33%, decreased other expenses of $12.4 million, or 64%, and decreased depreciation, depletion and amortization expenses of $46.8 million, partially offset by decreased credits to expense for amortization of acquired intangibles, net of $30.1 million.

Coal sales volumes decreased 5.2 million tons, or 19%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 3.6 million and 1.8 million tons of eastern steam and western steam coal, respectively, partially offset by an increase of 0.2 million tons of eastern metallurgical coal. The decreases in eastern and western steam coal were due primarily to decreased demand and the impacts of planned production curtailments and mine idlings implemented during 2012.

The consolidated average coal sales realization per ton for the three months ended March 31, 2013 was $49.79 compared to $58.25 in the prior year period, a decrease of $8.46 per ton, or 15%. The decrease was largely attributable to decreases of $42.23 per ton, or 29%, and $5.58 per ton, or 8%, in metallurgical and eastern steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $103.28 and $61.90, respectively, for the three months ended March 31, 2013 compared to $145.51 and $67.48 in the prior year period. The average coal sales realization per ton for western steam coal was $13.03 for the three months ended March 31, 2013 compared to $12.95 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 12% for the three months ended March 31, 2013 compared to 15% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 11% and 23%, respectively, for the three months ended March 31, 2013 compared to 15% in each case in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $6.12 for the three months ended March 31, 2013 compared to $8.72 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $8.52 and $3.01, respectively, for the three months ended March 31, 2013 compared to $13.57 and $1.99 in the prior year period.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$489,044	$774,424	$(285,380)	(37)%
Western steam	129,690	152,441	(22,751)	(15)%
Metallurgical	521,655	712,693	(191,038)	(27)%
Freight and handling revenues	157,167	209,350	(52,183)	(25)%
Other revenues	36,035	85,705	(49,670)	(58)%
Total revenues	$1,333,591	$1,934,613	$(601,022)	(31)%
Tons sold :
Eastern steam	7,901	11,476	(3,575)	(31)%
Western steam	9,953	11,772	(1,819)	(15)%
Metallurgical	5,051	4,898	153	3%
Total	22,905	28,146	(5,241)	(19)%
Coal sales realization per ton:
Eastern steam	$61.90	$67.48	$(5.58)	(8)%
Western steam	$13.03	$12.95	$0.08	1%
Metallurgical	$103.28	$145.51	$(42.23)	(29)%
Average	$49.79	$58.25	$(8.46)	(15)%

Coal revenues. Coal revenues decreased $499.2 million, or 30%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $285.4 million, or 37%, as decreased domestic coal revenues of $310.5 million, or 43%, were partially offset by increased export coal revenues of $25.1 million, or 45%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand and the impacts of production curtailments and mine idlings implemented during 2012, and lower coal sales realization per ton. Eastern steam coal shipments decreased 3.6 million tons, which consisted of decreased domestic shipments of 4.1 million tons, or 39%, partially offset by increased export shipments of 0.5 million tons, or 64%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $62.95 per ton compared to $67.71 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $57.07 per ton compared to $64.69 per ton in the prior year period.

Total metallurgical coal revenues decreased $191.0 million, or 27%, which consisted of decreased export coal revenues of $165.0 million, or 32%, and decreased domestic coal revenues of $26.0 million, or 14%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weaker market conditions as well as the mix of coal qualities as a larger portion of lower quality metallurgical tons were sold in the three months ended March 31, 2013 compared to the prior year period. Metallurgical coal shipments increased 0.2 million tons, which consisted of increased export shipments compared to the prior year period. Coal sales realization per ton for eastern metallurgical export sales was $93.16 per ton compared to $142.11 per ton in the prior year period and coal sales realization per ton for eastern metallurgical domestic sales was $135.74 per ton compared to $155.87 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of decreased demand and the impacts of production curtailments, partially offset by an increase of $0.08 in average coal sales realization per ton. Western coal sales volumes decreased 1.8 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the three months ended March 31, 2013 compared with 17% and 83% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 46% and 54%, respectively, for the three months ended March 31, 2013 compared with 43% and 57%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $157.2 million for the three months ended March 31, 2013, a decrease of $52.2 million, or 25%, compared to the prior year period. The decrease was primarily due to decreased freight rates compared to the prior year period.

Other. Other revenues decreased $49.7 million, or 58%, and other expenses decreased $12.4 million, or 64%, for the three months ended March 31, 2013 compared to the prior year period resulting in a net decrease to income from operations of $37.3 million. The decrease was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value, partially offset by increased contractual settlement related income.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,011,841	$1,415,396	$(403,555)	(29)%
Freight and handling costs	157,167	209,350	(52,183)	(25)%
Other expenses	6,999	19,393	(12,394)	(64)%
Depreciation, depletion and amortization	239,013	285,772	(46,759)	(16)%
Amortization of acquired intangibles, net	(5,431)	(35,512)	30,081	(85)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,626	65,011	(21,385)	(33)%
Restructuring expenses	11,076	4,056	7,020	173%
Total costs and expenses	$1,464,291	$1,963,466	$(499,175)	(25)%
Cost of coal sales per ton:[1]
Eastern coal operations	$69.52	$77.25	$(7.73)	(10)%
Western coal operations	$10.02	$10.96	$(0.94)	(9)%
Average	$43.67	$49.53	$(5.86)	(12)%
EBITDA:
Eastern Operations	$128,685	$216,738	$(88,053)	(41)%
Western Operations	$26,238	$19,948	$6,290	32%
1 - Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $403.6 million, or 29%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased labor and benefit expenses related to production curtailments, mine idlings implemented during 2012, other cost control measures, and decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $46.8 million, or 16%, for the three months ended March 31, 2013 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower coal production and lower depletion rates at certain mines that recorded asset impairment charges during 2012.

Amortization of acquired intangibles, net. Amortization of acquired intangibles, net decreased $30.1 million, or 85%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in credits to expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $21.4 million, or 33%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of lower headcount and decreased merger-related expenses.

Restructuring expenses. Restructuring expenses were $11.1 million for the three months ended March 31, 2013 and consisted primarily of severance and related benefits and professional fees related to consulting. Restructuring expenses were $4.1 million for the three months ended March 31, 2012 and consisted primarily of severance and related benefits.

Interest expense. Interest expense increased $14.0 million, or 31%, during the three months ended March 31, 2013 compared to the prior year period due primarily to the issuance of the 9.75% senior notes in October 2012.

Income taxes. Income tax benefit of $76.4 million was recorded for the three months ended March 31, 2013 on a loss before income taxes of $187.1 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance.

Income tax benefit of $43.8 million was recorded for the three months ended March 31, 2012 on a loss before income taxes of $72.6 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $88.1 million, or 41%, for the three months ended March 31, 2013 compared to the prior year period. The decrease in EBITDA was largely due to decreased coal margin per ton of $5.05, or 37%, decreased steam coal sales volumes and decreased other revenues, partially offset by decreased other expenses and decreased selling general and administrative expenses. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $12.78, or 14% offset partially by decreased cost of coal sales per ton of $7.73, or 10%. The decrease in cost of coal sales per ton was due primarily to lower volumes of purchased coal, a higher mix of coal produced from our longwall mines in Pennsylvania, and the impact of idling higher cost mines during 2012 and other cost control measures. The decrease in other revenues and other expenses was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value and contractual settlement-related revenues and expenses.

Western Coal Operations - EBITDA increased $6.3 million, or 32%, for the three months ended March 31, 2013 compared to the prior year period. The increase in EBITDA was due primarily to an increase to coal margin per ton of $1.02, or 51%. The increase in coal margin per ton consisted of increased average coal sales realization per ton of $0.08 and decreased cost of coal sales per ton of $0.94, or 9%. The decrease in cost of coal sales per ton was due primarily to cost control measures and mining a higher proportion of coal owned in fee for which there is no production royalty expenses. The increase in coal margin per ton more than offset the 15% decrease in coal sales volumes.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our income taxes, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements (see “Credit Agreement and Long-Term Debt”), and to a much lesser extent, sales of purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) and our accounts receivable securitization facility (the “A/R Facility”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At March 31, 2013, we had total liquidity of $2,065.3 million, including cash and cash equivalents of $610.4 million, marketable securities of $423.0 million and $1,031.9 million of unused commitments available under our Credit Agreement’s revolving credit facility and our A/R Facility, after giving effect to $0.2 million and $160.2 million of letters of credit outstanding, respectively, as of March 31, 2013, subject to limitations described in our Credit Agreement and the A/R Facility.

We have worked and are working to enhance our capital structure and financial flexibility as opportunities arise through repayment or repurchase of outstanding debt, amendment of our credit facility and other facilities, and other methods.  We may decide to pursue or not pursue these opportunities at any time.  As part of this strategy, we may from time to time repurchase some of our outstanding notes through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.  To facilitate repurchases, we may make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase securities during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Any such plans may be discontinued at any time.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Although our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA, we currently expect to make contributions in 2013 of up to $20.0 million for our defined benefit pension plans.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry, and these issues bring potential liquidity risks for us. These risks could include declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk.

Cash Flows

Cash and cash equivalents decreased by $120.3 million for the three months ended March 31, 2013. The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended March 31,
	2013	2012
Cash Flows (in thousands):
Net cash provided by operating activities	$65,398	$166,629
Net cash used in investing activities	(166,403)	(251,287)
Net cash used in financing activities	(19,323)	(13,717)
Net decrease in cash and cash equivalents	$(120,328)	$(98,375)

Net cash provided by operating activities for the three months ended March 31, 2013 was $65.4 million compared to $166.6 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities in the first quarter of 2013 as compared to the first quarter of 2012 is primarily due to a decrease in cash earnings, as well as changes in working capital.

Net cash used in investing activities for the three months ended March 31, 2013 was $166.4 million, a decrease of $84.9 million from the $251.3 million of net cash used in investing activities during the three months ended March 31, 2012. The primary uses of cash for investing activities included $44.2 million of capital expenditures and $258.6 million of purchases of marketable securities, offset by cash generated from sales of marketable securities of $132.2 million for the three months ended March 31, 2013.

Net cash used in financing activities for the three months ended March 31, 2013 was $19.3 million compared to net cash used in financing activities of $13.7 million for the three months ended March 31, 2012. The primary uses of cash for financing activities included principal repayments of long-term debt of $15.0 million and capital lease payments of $3.4 million for the three months ended March 31, 2013.

Accounts Receivable Securitization

We and certain of our subsidiaries are party to the A/R Facility. The A/R Facility expires on October 17, 2014 and has a capacity of $275.0 million. As of March 31, 2013, letters of credit in the amount of $160.2 million were outstanding under the A/R Facility and no cash borrowing transactions had taken place.

Long-Term Debt

As of March 31, 2013, our total long-term indebtedness consisted of the following (in thousands):

March 31, 2013
6.25% senior notes due 2021	$700,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2016	525,000
3.25% convertible senior notes due 2015	536,162
2.375% convertible senior notes due 2015	287,500
Other	91,136
Debt discount, net	(57,856)
Total long-term debt	$3,381,942
Less current portion	(104,912)
Long-term debt, net of current portion	$3,277,030

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of March 31, 2013. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended March 31, 2013	Required Covenant Levels;
Minimum Adjusted EBITDA to cash interest ratio	5.5x	2.0x
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	.03x	2.5x
Minimum consolidated liquidity (in thousands)	$2,065,327	$500,000

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Credit Agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is a non-GAAP financial measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

	Three Months Ended				Twelve Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	March 31, 2013
	(In thousands)
Net loss	$(2,234,656)	$(46,146)	$(127,578)	$(110,788)	$(2,519,168)
Interest expense	46,534	47,345	58,834	59,401	212,114
Interest income	(1,324)	(1,328)	376	(1,026)	(3,302)
Income tax expense (benefit)	(449,798)	(83,182)	26,769	(76,358)	(582,569)
Amortization of acquired intangibles, net	(17,286)	(11,682)	(5,858)	(5,431)	(40,257)
Depreciation, depletion and amortization	272,850	238,894	240,059	239,013	990,816
EBITDA	$(2,383,680)	$143,901	$192,602	$104,811	$(1,942,366)
Non-cash charges (1) (2)	1,526,823	56,800	218,557	20,611	1,822,791
Other adjustments (1) (3)	1,042,389	14,206	40,747	12,121	1,109,463
Adjusted EBITDA	$185,532	$214,907	$451,906	$137,543	$989,888

(1)	Calculated in accordance with the Credit Agreement.

(2)
Includes $188.2 million for the three months ended December 31, 2012 and $1,525.3 million for the three months ended June 30, 2012 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in the Annual Report on Form 10-K for the year ending December 31, 2012.

(3)
Includes $11.1 million for the three months ended March 31, 2013, $40.3 million for the three months ended December 31, 2012, $13.7 million for the three months ended September 30, 2012 and $1,010.9 million for the three months ended June 30, 2012 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2012 and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q for the period ending March 31, 2013.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended March 31, 2013 is calculated as follows (in thousands):

Interest expense	$212,114
Less interest income	(3,302)
Less non-cash interest expense	(50,440)
Plus pro forma interest	22,792
Net cash interest expense (1)	$181,164

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity is calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, marketable securities and unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility. At March 31, 2013, we had available liquidity of $2.1 billion, including cash and cash equivalents of $610.4 million, marketable securities of $423.0 million and $1.0 billion of unused revolving credit facility commitments available under our Credit Agreement and our A/R Facility.

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

As of March 31, 2013, we had outstanding surety bonds with a total face amount of $422.1 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $160.4 million of letters of credit in place, of which $0.2 million was outstanding under our Credit Agreement and $160.2 million was outstanding under our A/R Facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program.  These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our credit facility and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our coal purchase commitments totaled $54.3 million for the remainder of 2013 and $30.2 million for 2014. We entered into capital leases during the three months ended March 31, 2013 which have principal payments of $1.9 million in the remainder of 2013, $2.7 million in 2014, $2.8 million in 2015, and $0.7 million in 2016. There have been no other significant changes as of March 31, 2013 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of April 19, 2013, we had sales commitments for approximately 95% of planned shipments for 2013, 4% of which is unpriced. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivative instruments from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements. Swap agreements essentially fix the price paid for our diesel fuel by requiring us to pay a fixed price and receive a floating price.

We expect to use approximately 45.0 million gallons of diesel fuel for the last nine months of 2013 and 51.6 million gallons of diesel fuel for 2014. Through our derivative swap contracts, we have fixed prices for approximately 63% and 46% of our expected diesel fuel needs for the remaining nine months of 2013 and for the year of 2014, respectively. If the price of diesel fuel were to decrease during the remaining nine months of 2013, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

We also sell coalbed methane through our Coal Gas Recovery business. The revenues derived from the sale of coalbed methane are subject to volatility based on the changes in natural gas prices. In order to reduce that risk, we enter into “pay variable, receive fixed” natural gas swaps for a portion of our anticipated gas production in order to fix the selling price for a portion of our production. The natural gas swaps have been designated as qualifying cash flow hedges. As of March 31, 2013, we had swap agreements outstanding to hedge the variable cash flows related to approximately 76% of anticipated natural gas production for the remaining nine months of 2013.

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

Our Disclosure Committee has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported. In addition, we have established a Code of Business Ethics designed to provide a statement of the values and ethical standards to which we require our employees and directors to adhere. The Code of Business Ethics provides the framework for maintaining the highest possible standards of professional conduct.  We also maintain an ethics hotline for use by employees, vendors and others. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to Alpha Natural Resources, Inc., required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15, part (d), to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in the Annual Report on Form 10-K for the year ended December 31, 2012, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flows and profitability.

Mining companies must obtain numerous regulatory permits that impose strict conditions on various environmental and safety matters in connection with coal mining. The permitting rules are complex and change over time, potentially in ways that may make our ability to comply with the applicable requirements more difficult or impractical or even preclude the continuation of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge permits or mining activities. In recent years, the permitting required for coal mining has been the subject of increasingly stringent regulatory and administrative requirements and extensive litigation by environmental groups.

As a result, the permitting process is costly and time-consuming, required permits may not be issued or renewed in a timely fashion (or at all), and permits that are issued may be conditioned in a manner that may restrict our ability to conduct our mining activities efficiently. In some circumstances, regulators could seek to revoke permits previously issued. We may also be required under certain permits to provide authorities data on the impact on the environment of proposed exploration for or production of coal.

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

The terms of our credit facilities and the indentures governing our notes limit our and our subsidiaries’ ability to take certain actions, which may limit our operating and financial flexibility and adversely affect our business.

Our credit facilities and the indentures governing our notes contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, enter into sale and leaseback transactions, pay dividends, make redemptions and repurchases of certain capital stock, make loans and investments, create liens, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. We regularly evaluate opportunities to enhance our capital structure and financial flexibility through a variety of methods, including repayment or repurchase of outstanding debt, amendment of our credit facility and other facilities, and other methods. As a result of any of these actions, the restrictions and covenants that apply to us may become more restrictive or otherwise change.

Operating results below current levels, or at current levels for an extended period of time, or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our covenants and payment obligations contained in our credit facility and the indentures governing our notes. If we violate these covenants or obligations under any of these agreements and are unable to obtain waivers from our lenders, our debt under all of these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition, results of operations and cash flows could be materially and adversely affected. Other covenants must be met for us to be able to access available capacity under our credit facility, including the maintenance of $500 million of liquidity through the end of 2014. If we are unable to access undrawn capacity when we need it, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. We also maintain self-bonding in certain states, and the relevant state regulators may determine that we are no longer eligible for that status, which would require us to acquire additional surety bonds from third parties. Those events could result from a variety of factors including, without limitation:

•	a decline in our actual or perceived financial position or creditworthiness;

•	the lack of availability, higher expense or unfavorable market terms of new bonds;

•	restrictions on the availability of collateral for current and future third-party surety bond issuers under the indentures governing our outstanding debt and under our credit agreements;

•	the exercise by third-party surety bond issuers of their right to refuse to renew the surety or to require collateral for new or existing bonds; and

•	a determination by state regulators that a change to our self-bonding status is necessary to protect the state’s interests.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
January 1, 2013 through January 31, 2013	62,977	$10.48	—	500,002
February 1, 2013 through February 28, 2013	680	$9.04	—	500,002
March 1, 2013 through March 31, 2013	33,992	$8.01	—	500,002
	97,649		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2013, the Company issued 308,973 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 97,649 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: May 7, 2013	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

10.1*‡	Form of Performance-Based Incentive Compensation Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan.

10.2*‡	Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan.

10.3*‡	Form of Performance Share Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension defintion linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith.
‡ Management contract of compensatory plan or arrangement