Form 10-Q
period 2013-06-30
Alpha Natural Resources, Inc.
filed 2013-08-08
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2013 - 220,946,594

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Coal revenues	$1,123,176	$1,565,281	$2,263,565	$3,204,839
Freight and handling revenues	155,218	233,357	312,385	442,707
Other revenues	56,729	49,471	92,764	135,176
Total revenues	1,335,123	1,848,109	2,668,714	3,782,722
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	1,081,494	1,406,394	2,093,335	2,821,790
Freight and handling costs	155,218	233,357	312,385	442,707
Other expenses	27,782	10,444	34,781	29,837
Depreciation, depletion and amortization	214,716	272,850	453,729	558,622
Amortization of acquired intangibles, net	3,591	(17,286)	(1,840)	(52,798)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	38,139	46,011	81,765	111,022
Asset impairment and restructuring	11,265	1,010,878	22,341	1,014,934
Goodwill impairment	—	1,525,332	—	1,525,332
Total costs and expenses	1,532,205	4,487,980	2,996,496	6,451,446
Loss from operations	(197,082)	(2,639,871)	(327,782)	(2,668,724)
Other income (expense):
Interest expense	(60,953)	(46,534)	(120,354)	(91,968)
Interest income	1,099	1,324	2,125	2,421
Loss on early extinguishment of debt	(33,197)	—	(33,197)	—
Miscellaneous income, net	14,925	627	16,854	1,266
Total other expense, net	(78,126)	(44,583)	(134,572)	(88,281)
Loss before income taxes	(275,208)	(2,684,454)	(462,354)	(2,757,005)
Income tax benefit	89,527	449,798	165,885	493,583
Net loss	$(185,681)	$(2,234,656)	$(296,469)	$(2,263,422)
Basic loss per common share	$(0.84)	$(10.14)	$(1.34)	$(10.29)
Diluted loss per common share	$(0.84)	$(10.14)	$(1.34)	$(10.29)
Weighted average shares - basic	220,840,989	220,295,415	220,791,668	220,040,698
Weighted average shares - diluted	220,840,989	220,295,415	220,791,668	220,040,698

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(185,681)	$(2,234,656)	$(296,469)	$(2,263,422)
Other comprehensive income (loss), net of tax:
Amortization of and adjustments to employee benefit costs, net of income tax of ($4,472) and $11,246, and ($4,286) and $10,175 for the three and six months ended June 30, 2013 and 2012, respectively	8,443	(18,798)	9,176	(17,009)
Change in fair value of cash flow hedges, net of income tax of $2,728 and $14,052, and $1,787 and $4,380 for the three and six months ended June 30, 2013 and 2012, respectively	(4,656)	(23,488)	(3,051)	(7,338)
Change in fair value of marketable securities, net of income tax of $140 and ($11), and $200 and $38 for the three and six months ended June 30, 2013 and 2012, respectively	(239)	16	(340)	(64)
Total other comprehensive loss, net of tax	3,548	(42,270)	5,785	(24,411)
Total comprehensive loss	$(182,133)	$(2,276,926)	$(290,684)	$(2,287,833)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	6/30/2013	12/31/2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$511,963	$730,723
Trade accounts receivable, net	386,495	418,166
Inventories, net	383,015	398,060
Prepaid expenses and other current assets	695,243	786,273
Total current assets	1,976,716	2,333,222
Property, equipment and mine development costs, net	1,984,850	2,219,016
Owned and leased mineral rights and land (net of accumulated depletion of $1,045,454 and $908,416, respectively)	7,249,638	7,428,192
Goodwill, net	561,753	567,665
Other acquired intangibles (net of accumulated amortization of $386,890 and $655,047, respectively)	195,053	228,552
Other non-current assets	630,184	313,159
Total assets	$12,598,194	$13,089,806
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$28,839	$95,015
Trade accounts payable	259,524	255,191
Accrued expenses and other current liabilities	913,740	872,402
Total current liabilities	1,202,103	1,222,608
Long-term debt	3,354,799	3,291,037
Pension and postretirement medical benefit obligations	1,165,799	1,195,187
Asset retirement obligations	777,541	763,482
Deferred income taxes	827,205	971,001
Other non-current liabilities	545,636	678,676
Total liabilities	7,873,083	8,121,991

Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 232.7 million issued and 220.9 million outstanding at June 30, 2013 and 232.2 million issued and 220.6 million outstanding at December 31, 2012	2,327	2,322
Additional paid-in capital	8,124,905	8,075,694
Accumulated other comprehensive income (loss)	(160,813)	(166,598)
Treasury stock, at cost: 11.8 million and 11.6 million shares at June 30, 2013 and December 31, 2012, respectively	(271,538)	(270,302)
Accumulated deficit	(2,969,770)	(2,673,301)
Total stockholders’ equity	4,725,111	4,967,815
Total liabilities and stockholders’ equity	$12,598,194	$13,089,806

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(296,469)	$(2,263,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	509,171	612,019
Amortization of acquired intangibles, net	(1,840)	(52,798)
Mark-to-market adjustments for derivatives	1,500	(43,641)
Stock-based compensation	12,598	(2,464)
Goodwill impairment	—	1,525,332
Asset impairment and restructuring	22,341	1,014,934
Employee benefit plans, net	29,481	36,916
Loss on early extinguishment of debt	33,197	—
Deferred income taxes	(167,320)	(496,054)
Other, net	(8,575)	2,786
Changes in operating assets and liabilities:
Trade accounts receivable, net	31,672	107,413
Inventories, net	15,047	(11,544)
Prepaid expenses and other current assets	19,418	169,277
Other non-current assets	6,970	520
Trade accounts payable	3,994	(126,389)
Accrued expenses and other current liabilities	14,422	(275,141)
Pension and postretirement medical benefit obligations	(26,783)	(24,220)
Asset retirement obligations	(20,352)	(22,287)
Other non-current liabilities	(110,976)	(15,888)
Net cash provided by operating activities	67,496	135,349
Investing activities:
Capital expenditures	(107,006)	(245,244)
Acquisition of mineral rights under federal lease	—	(36,108)
Purchase of equity-method investments	—	(10,100)
Purchases of marketable securities	(469,443)	(261,990)
Sales of marketable securities	296,062	109,288
Other, net	5,150	5,973
Net cash used in investing activities	(275,237)	(438,181)
Financing activities:
Principal repayments of long-term debt	(940,927)	(15,000)
Principal repayments of capital lease obligations	(7,989)	(1,767)
Proceeds from borrowings on long-term debt	964,369	—
Debt issuance costs	(24,236)	(6,436)
Common stock repurchases	(1,236)	(6,804)
Other	(1,000)	(851)
Net cash used in financing activities	(11,019)	(30,858)
Net decrease in cash and cash equivalents	(218,760)	(333,690)
Cash and cash equivalents at beginning of period	730,723	585,882
Cash and cash equivalents at end of period	$511,963	$252,192

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013.

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

(2)    Asset Impairment and Restructuring

In connection with plans announced to curtail mining operations and the associated company actions, the Company recorded severance expenses of $5,974 and $13,047 and professional fees and other expenses of $5,291 and $9,294 for the three and six months ended June 30, 2013, respectively.

For the three and six months ended June 30, 2012, the Company recorded asset impairment charges totaling $990,923, of which $985,346 was recorded for asset groups in our Eastern Coal Operations segment and $5,577 was recorded for an asset group in the Company's Other segment. The asset impairment charges reduced the carrying values of mineral reserves by $714,580, property, plant and equipment by $271,827, and other acquired intangibles by $4,516. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based. Additionally, the Company also recorded severance expenses of $15,436 ($11,380 in the three months ended June 30, 2012), $2,031 for professional fees and other expenses, and reserved $6,544 for advanced royalties, deposits and other assets which may not be recoverable.

(3)    Goodwill, Net

During the three months ended June 30, 2013, the Company disposed of $5,912 of goodwill in connection with the contribution of certain assets included in its All Other segment to a joint venture.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

During the three months ended June 30, 2012, the Company performed a goodwill impairment test as of June 1, 2012 and recorded a goodwill impairment charge for the three months ended June 30, 2012 of $1,525,332 to reduce the carrying value of goodwill to its implied fair value.

(4)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the six months ended June 30, 2013:

	Balance as of December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2013
Employee benefit costs	$(171,394)	$8,061	$1,115	$(162,218)
Cash flow hedges	4,755	(1,007)	(2,044)	1,704
Available-for-sale marketable securities	41	(328)	(12)	(299)
	$(166,598)	$6,726	$(941)	$(160,813)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassification during the three and six months ended June 30, 2013:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Employee benefit costs:
Amortization of actuarial loss	$2,058	$3,586	(1)
Amortization of prior service credit	(955)	(1,909)	(1)
Other	58	58	(1)
Total before income tax	1,161	1,735
Tax expense	(408)	(620)	Income tax benefit
Total, net of tax	$753	$1,115

Cash flow hedges:
Commodity swaps-coal	$(608)	$(1,790)	Coal revenues
Commodity swaps-diesel fuel	1,082	302	Cost of coal sales
Commodity swaps-natural gas	(1,226)	(1,866)	Other revenues
Commodity options-natural gas	129	113	Other revenues
Total before income tax	(623)	(3,241)
Tax benefit	230	1,197	Income tax benefit
Total, net of tax	$(393)	$(2,044)

Available-for-sale marketable securities:
Unrealized gains and losses	$(13)	$(20)	Interest income
Tax benefit	5	8	Income tax benefit
Total, net of tax	$(8)	$(12)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 14.

(5)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 3.75% convertible senior notes due 2017 (the “3.75% Convertible Notes”), 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”). As of June 30, 2013 and June 30, 2012, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible. As of June 30, 2013, the 3.75% Convertible Notes were not convertible. The 3.75% Convertible Notes, 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations under certain circumstances and in specified periods. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6)    Inventories, net

Inventories, net consisted of the following:

	6/30/2013	12/31/2012
Raw coal	$47,023	$58,382
Saleable coal	237,409	233,550
Materials, supplies and other, net	98,583	106,128
Total inventories, net	$383,015	$398,060

(7)    Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	June 30, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$47,732	$6	$(8)	$47,730
Corporate debt securities(a)	182,846	21	(67)	182,800
Total short-term marketable securities	$230,578	$27	$(75)	$230,530

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$85,537	$32	$(1)	$85,568
Corporate debt securities(a)	211,852	75	(43)	211,884
Total short-term marketable securities	$297,389	$107	$(44)	$297,452

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities, with maturity dates between one and three years, included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
U.S. treasury and agency securities(a)	$140,469	$1	$(219)	$140,251
Corporate debt securities(a)	98,249	14	(224)	98,039
Mutual funds held in rabbi trust(b)	7,335	2,669	(1,555)	8,449
Total long-term marketable securities	$246,053	$2,684	$(1,998)	$246,739

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate debt securities(a)	$754	$1	$—	$755
Mutual funds held in rabbi trust(b)	7,544	2,084	(1,495)	8,133
Total long-term marketable securities	$8,298	$2,085	$(1,495)	$8,888

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	June 30, 2013	December 31, 2012
Plant and mining equipment	$3,709,211	$3,688,516
Mine development	286,823	304,765
Office equipment, software and other	69,431	89,510
Construction in progress	74,917	46,283
Total property, equipment and mine development costs	4,140,382	4,129,074
Less accumulated depreciation and amortization	2,155,532	1,910,058
Total property, equipment and mine development costs, net	$1,984,850	$2,219,016

(9)    Long-Term Debt

Long-term debt consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	6/30/2013	December 31, 2012
6.25% senior notes due 2021	$700,000	$700,000
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2020	625,000	—
Term loan due 2016	—	540,000
3.75% convertible senior notes due 2017	345,000	—
3.25% convertible senior notes due 2015	310,375	536,162
2.375% convertible senior notes due 2015	106,097	287,500
Other	85,694	86,203
Debt discount, net	(88,528)	(63,813)
Total long-term debt	3,383,638	3,386,052
Less current portion	(28,839)	(95,015)
Long-term debt, net of current portion	$3,354,799	$3,291,037

Fourth Amended and Restated Credit Agreement

On May 22, 2013, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time, which amends and restates the Company's Third Amended and Restated Credit Agreement, dated as of May 19, 2011, as amended June 26, 2012 (the “Existing Credit Agreement”).

The Amended and Restated Credit Agreement includes a new $625,000 senior secured term loan B facility (the “Term Loan Facility”), which matures on May 22, 2020, amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company's option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%). The proceeds of the Term Loan Facility were used to repay the entire $525,000 aggregate principal amount of the Company's outstanding obligations under its existing term loan A facility under the Existing Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes. The Company recorded a loss on early extinguishment of debt of $9,044, primarily related to fees incurred in the transactions that were not capitalizable and the write off of certain outstanding deferred fees.

The principal changes to the Existing Credit Agreement effected by the Amended and Restated Credit Agreement include increasing the existing senior secured revolving facility from $1,000,000 to $1,100,000 through its maturity date of June 30, 2016 and modifying the financial covenants by:

•	modifying the interest coverage ratio covenant from 2.25 to 1.50 through 2013, from 2.50 to 1.50 during 2014 and from 2.50 to 2.00 from 2015 through the maturity date of the revolving credit facility;
•eliminating the leverage ratio covenant;

•	extending the applicability of the senior secured leverage ratio of 2.50 through the maturity date of the revolving credit facility; and
•reducing the minimum liquidity covenant, which applies until December 31, 2014, from $500,000 to $300,000;

Additionally, the terms of the Amended and Restated Credit Agreement (i) further restrict the ability of the Company and its subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on its capital stock or redeem, repurchase or retire its capital stock; and (ii) require the Company to provide additional collateral to secure the obligations under the Amended and Restated Credit Agreement, consisting of receivables previously securing the Second Amended and Restated Receivables Purchase Agreement.

Termination of Account Receivable Securitization Facility

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Simultaneously with its entry into the Amended and Restated Credit Agreement, the Company also terminated the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011 (as amended from time to time, the “A/R Facility”), by and among ANR Receivables Funding, LLC, as seller, Alpha Natural Resources, LLC, as servicer, PNC Bank, National Association, as administrator and LC Bank (as defined therein), and the other parties thereto from time to time. The A/R Facility provided for the issuance of letters of credit in a maximum aggregate amount of $275,000. As of May 22, 2013, the outstanding amount of such letters of credit was approximately $160,000, all of which have been transferred to the Amended and Restated Credit Agreement and are deemed to be issued thereunder. The Company recorded a loss on early extinguishment of debt of $1,358 in connection with the termination, primarily related to the write off of outstanding deferred fees.

3.75% Convertible Senior Notes due 2017

On May 13, 2013, the Company issued $345,000 principal amount of 3.75% Convertible Notes. The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and will mature on December 15, 2017.

The proceeds from the 3.75% Convertible Notes, together with cash on hand, were used to repurchase $225,787 of the Company's outstanding 3.25% Convertible Notes and $181,403 of the Company's outstanding 2.375% Convertible Notes. The Company recorded a loss on early extinguishment of debt of $22,795, primarily related to the write off of outstanding debt discounts.

The Company separately accounts for the liability and equity components of the 3.75% Convertible Notes in a manner reflective of its' nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the four-year term of the 3.75% Convertible Notes, and provide for an effective interest rate of 8.49%. As of June 30, 2013, the carrying amount of the debt component was $284,576, and the unamortized debt discount was $60,424. As of June 30, 2013, the carrying amount of the equity component was $61,949.

The 3.75% Convertible Notes are the Company's senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The 3.75% Convertible Notes are guaranteed on a senior unsecured basis by each of our current and future wholly owned domestic subsidiaries that guarantee the Company's obligations under its 9.75% senior notes due 2018. The 3.75% Convertible Notes are effectively subordinated to all of the Company's existing and future secured indebtedness and all existing and future liabilities of its non-guarantor subsidiaries, including trade payables.

The 3.75% Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 99.0589 shares of common stock per $1 of principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture dated June 1, 2011 (the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “3.75% Convertible Notes Indenture”) governing the 3.75% Convertible Notes, equivalent to an initial conversion price of approximately $10.10 per share of common stock. Upon conversion, the notes may be settled, at the Company's election, in cash, shares of our common stock or a combination thereof. The Company intends to settle conversions, if any, using a combination of cash and shares.

The 3.75% Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee, Union Bank of California, or the holders of not less than 25% in aggregate principal amount of the 3.75% Convertible Notes then outstanding may declare the principal of the 3.75% Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the 3.75% Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and be immediately payable.

The 3.75% Convertible Notes were not convertible as of June 30, 2013 and, as a result, have been classified as long-term debt as of that date.

(10)    Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Total asset retirement obligations at December 31, 2012	$856,701
Accretion for the period	30,258
Revisions in estimated cash flows	3,225
Expenditures for the period	(20,352)
Total asset retirement obligations at June 30, 2013	$869,832
Less current portion	(92,291)
Long-term portion	$777,541

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$570,500	$570,500	$—	$—
6.00% senior notes due 2019	800,000	648,000	648,000	—	—
9.75% senior notes due 2018(4)	495,871	485,000	485,000	—	—
Term loan due 2020(5)	621,925	625,172	—	625,172	—
3.75% convertible senior notes due 2017(6)	284,576	295,458	295,458	—	—
3.25% convertible senior notes due 2015(2)	300,804	282,441	282,441	—	—
2.375% convertible senior notes due 2015(3)	94,768	97,609	97,609	—	—
Total long-term debt	$3,297,944	$3,004,180	$2,379,008	$625,172	$—

	December 31, 2012
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$649,110	$649,110	$—	$—
6.00% senior notes due 2019	800,000	755,600	755,600	—	—
9.75% senior notes due 2018(4)	495,161	540,125	540,125	—	—
Term loan due 2016(1)	539,481	537,316	—	537,316	—
3.25% convertible senior notes due 2015(2)	515,901	513,375	513,375	—	—
2.375% convertible senior notes due 2015(3)	249,306	268,094	268,094	—	—
Total long-term debt	$3,299,849	$3,263,620	$2,726,304	$537,316	$—

(1)	Net of debt discount of $519 as of December 31, 2012.

(2)	Net of debt discount of $9,571 and $20,261 as of June 30, 2013 and December 31, 2012, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(3)	Net of debt discount of $11,329 and $38,194 as of June 30, 2013 and December 31, 2012, respectively.

(4)	Net of debt discount of $4,129 and $4,839 as of June 30, 2013 and December 31, 2012, respectively.

(5)	Net of debt discount of $3,075 as of June 30, 2013.

(6)	Net of debt discount of $60,424 as of June 30, 2013.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$187,981	$187,981	$—	$—
Mutual funds held in rabbi trust	$8,449	$8,449	$—	$—
Corporate debt securities	$280,839	$—	$280,839	$—
Forward coal sales	$14,153	$—	$14,153	$—
Forward coal purchases	$4	$—	$4	$—
Commodity swaps	$1,873	$—	$1,873	$—

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$85,568	$85,568	$—	$—
Mutual funds held in rabbi trust	$8,133	$8,133	$—	$—
Corporate debt securities	$212,639	$—	$212,639	$—
Forward coal sales	$15,359	$—	$15,359	$—
Forward coal purchases	$(4)	$—	$(4)	$—
Commodity swaps	$7,080	$—	$7,080	$—
Commodity options	$138	$—	$138	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust - The fair value of marketable securities is based on observable market data.

6.25% senior notes due 2021, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 3.75% Convertible Notes, 2.375% Convertible Notes, and 3.25% Convertible Notes - The fair value is based on observable market data.

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

Forward Coal Purchases and Sales - The fair values of the forward coal purchase and sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party credit risk, when applicable.

Commodity Swaps - The fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party credit risk, when applicable.

Commodity Options - The fair values of the commodity options were estimated using an option pricing model that incorporates historical volatility of the underlying commodity, the strike price, notional amount, current market price and risk free interest rate. The fair values are adjusted for counter-party risk, when applicable.

Term Loans due 2016 and 2020 - The fair values of the term loans due 2016 and 2020 are estimated based on market rates of interest offered for debt of similar maturities.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 6% of cost of coal sales for the six months ended June 30, 2013. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2013, the Company had swap agreements outstanding to hedge the variable cash flows related to 64% and 41% of anticipated diesel fuel usage for the remaining six months of 2013 and calendar year 2014, respectively. The average fixed price per swap for diesel fuel hedges is $3.02 per gallon and $2.82 per gallon for the remaining six months of 2013 and calendar year 2014, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Asset Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	6/30/2013	12/31/2012
Commodity swaps	Prepaid expenses and other current assets	$5,867	$6,484
Commodity swaps	Other non-current assets	2,570	4,718
Commodity options	Prepaid expenses and other current assets	—	138
		$8,437	$11,340

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	6/30/2013	12/31/2012
Forward coal sales	Prepaid expenses and other current assets	$13,974	$15,359
Forward coal sales	Other non-current assets	179	—
Forward coal purchases	Prepaid expenses and other current assets	4	—
		$14,157	$15,359

Total asset derivatives		$22,594	$26,699

		Liability Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	6/30/2013	12/31/2012
Commodity swaps	Accrued expenses and other current liabilities	$4,217	$2,457
Commodity swaps	Other non-current liabilities	1,952	972
		$6,169	$3,429

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	6/30/2013	12/31/2012
Forward coal purchases	Accrued expenses and other current liabilities	$—	$4
Commodity swaps	Accrued expenses and other current liabilities	395	693
		$395	$697

Total liability derivatives		$6,564	$4,126

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2013 and 2012 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2013	2012	2013	2012
Commodity swaps(1) (2) (3)	$2,034	$7,583	$(942)	$230
Commodity options(1) (2)	10	—	(65)	15
	$2,044	$7,583	$(1,007)	$245

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

(3)	Ineffectiveness during the period was immaterial.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Forward coal sales(1)	$4,392	$4,296	$(1,205)	$53,555
Forward coal purchases(1)	4	3,952	8	(9,332)
Commodity swaps(2)	(270)	(626)	(20)	(251)
Interest rate swap(3)	—	(9)	—	(330)
	$4,126	$7,613	$(1,217)	$43,642

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are generally reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the three months ended June 30, 2013, the Company reclassified $508, net of tax, out of accumulated other comprehensive income (loss) because the underlying forecasted transactions were considered probable not to occur. During the next twelve months, the Company expects to reclassify approximately $1,332, net of tax, to earnings.

(13)    Income Taxes

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax benefit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal statutory income tax benefit	$(96,323)	$(939,559)	$(161,824)	$(964,952)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(9,155)	(14,184)	(20,847)	(32,902)
State taxes, net of federal tax impact	(3,773)	(19,033)	(10,039)	(21,730)
State statutory tax rate change, net of federal tax impact	—	(6,397)	—	(6,397)
Non-deductible fines and penalties	10,064	1,111	11,219	1,824
Non-deductible goodwill impairment	—	506,634	—	506,634
Change in valuation allowance	5,601	21,300	7,684	22,754
Other, net	4,059	330	7,922	1,186
Income tax benefit	$(89,527)	$(449,798)	$(165,885)	$(493,583)

(14)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$6,756	$8,333	$14,453	$16,196
Expected return on plan assets	(8,923)	(9,129)	(18,144)	(19,163)
Amortization of net actuarial loss	16	556	507	735
Loss on settlement	58	—	58	—
Net periodic benefit credits	$(2,093)	$(240)	$(3,126)	$(2,232)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$3,680	$3,484	$7,283	$8,084
Interest cost	9,894	10,275	19,616	22,175
Amortization of prior service cost (credit)	(955)	109	(1,909)	209
Amortization of net actuarial loss (gain)	1,424	(346)	2,461	1,904
Net periodic benefit cost	$14,043	$13,522	$27,451	$32,372

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$648	$2,447	$1,419	$3,954
Interest cost	1,738	1,051	3,134	2,844
Expected return on plan assets	2	(14)	(16)	(27)
Amortization of net actuarial loss (gain)	618	(318)	618	—
Net periodic benefit cost	$3,006	$3,166	$5,155	$6,771

(15)    Stock-Based Compensation Awards

On May 22, 2013, the Board of Directors authorized an additional 3,600,000 shares of common stock for issuance under the 2012 LTIP Plan. The 2012 LTIP is currently authorized for the issuance of awards of up to 10,000,000 shares of common stock, and as of June 30, 2013, 4,341,221 shares of common stock were available for grant under the plan.

During the six months ended June 30, 2013, the Company awarded certain of its executives and key employees 1,572,152 time-based restricted share units and 1,468,240 performance-based restricted share units under its existing stock plans. The time-based share units vest, subject to continued employment, ratably over three-years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based restricted share units awarded under the existing stock plans during the six months ended June 30, 2013 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

At June 30, 2013, the Company had two types of stock-based awards outstanding: restricted share units (both time-based and performance-based) and stock options. Stock-based compensation expense (benefit) totaled $6,863 and $(9,478) for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense (benefit) totaled $12,598 and $(2,464), for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, approximately 77% and 97%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. For the six months ended June 30, 2013 and 2012, approximately 79% and 70%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 23% and 3%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended June 30, 2013 and 2012, respectively. Approximately 21% and 30%, of stock-based compensation expense was recorded as cost of coal sales for the six months ended June 30, 2013 and 2012, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans the shares were granted from. During the six months ended June 30, 2013 and 2012, the Company repurchased 144,622 and 355,517, respectively, of common shares from employees at an average price paid per share of $8.55 and $19.14, respectively.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the first quarter of 2013, the Company recorded a gain of $55,454 in other expenses in the condensed consolidated statement of operations related to the resolution of a contract-related matter.

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

Letters of Credit

As of June 30, 2013, the Company had $150,621 of letters of credit outstanding under its senior secured revolving facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $25,896 and $29,300 during the three months ended June 30, 2013 and 2012, respectively.

Federal Securities Class Actions

Upper Big Branch (“UBB”) Purported Securities Class Action

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On April 29, 2010 and May 28, 2010, two purported class actions that were subsequently consolidated into one case were brought against, among others, Massey Energy Company ("Massey"), now the Company’s subsidiary Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”), in the United States District Court for the Southern District of West Virginia in connection with alleged violations of the federal securities laws.  The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that (i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey’s operations and that (ii) Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.  The lead plaintiffs seek a determination that this action is a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed under the Private Securities Litigation Reform Act of 1995.  On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings allegedly arising from the same facts that allegedly give rise to this action. On July 9, 2012, the Court entered an order maintaining the stay of discovery until the earlier of either the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2013. The Court has extended the stay several times; most recently, on July 18, 2013, the Court further extended the existing discovery stay until January 15, 2014.

On April 25, 2011, the defendants moved to dismiss the operative complaint.  On March 27, 2012, the court denied the defendants’ motion to dismiss. On July 16, 2012, the Company filed its answer to the consolidated amended class action complaint.

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the acquisition of Massey by the Company (the "Massey Acquisition"). The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

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
UBB Explosion and Related Investigations and Litigation

On April 5, 2010, before the Massey Acquisition by the Company, an explosion occurred at the UBB mine, resulting in the deaths of 29 miners.  The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues.  Additionally, the U.S. Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation.  The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012.

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

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement. On November 27, 2012, the defendants filed their motion to dismiss the complaint. The plaintiffs were subsequently granted leave to amend their complaint, which they filed on January 23, 2013, rendering the defendants’ previously filed motion to dismiss moot. On May 10, 2013, the Court dismissed the amended complaint. On July 17, 2013, the plaintiffs filed another complaint seeking "criminal restitution" under the Agreement. The same plaintiffs filed their appeal of the May dismissal with the United States Court of Appeals for the Fourth Circuit on July 29, 2013.

Wrongful Death and Personal Injury Suits

Twenty of the twenty-nine families of the deceased miners filed wrongful death suits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court. In addition, as of July 19, 2013, two seriously injured employees had filed personal injury claims against Massey and certain of its subsidiaries in Boone County Circuit Court seeking damages for physical injuries and/or alleged psychiatric injuries, and thirty-nine employees had filed lawsuits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court alleging emotional distress or personal injuries due to their proximity to the explosion.  On April 19, 2012, the Company filed a motion to transfer the Wyoming County lawsuits to Boone County.

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

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from the court. The stay was lifted on July 6, 2012 but mediation was ordered to continue. On July 20, 2012, the stay was reinstated for discovery-related activities at the request of the United States Attorney and by agreement of the parties. This stay is expected to remain in effect until the United States’ criminal investigation of the UBB explosion is completed. Mediation efforts in August 2012 successfully resolved all but two of the personal injury and emotional distress claims. On June 26, 2013, the Court granted the Company’s motion to dismiss in part, dismissing plaintiffs' claims alleging the tort of outrage and negligent infliction of emotional distress. Two of plaintiffs' claims remain pending. The Wyoming County lawsuits were settled and dismissed prior to the court ruling on the Company’s motion to transfer.

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court.  The court approved the stipulation and entered the stay that same day.  The Court has extended the stay several times; most recently, on July 29, 2013, the Court further extended the existing discovery stay until the earlier of the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2014.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On April 10, 2013, the Company’s subsidiary Bandmill Coal Co. (“Bandmill”) was served with a complaint from the Sierra Club, and others, alleging discharges of selenium from the site of Bandmill’s former Tower Mountain surface mine into waters of the United States without a proper permit. The Tower Mountain site is closed, the property has been reclaimed and West Virginia regulators previously determined that Bandmill no longer needs a National Pollutant Discharge Elimination System ("NPDES") permit for the Tower Mountain site at issue. Bandmill was also released from its obligations to monitor and treat water discharging from the site. Bandmill believes it has operated in compliance with all laws and regulations regarding discharges from the Tower Mountain site.
On July 23, 2013, the Company's subsidiary, Alex Energy, Inc., was served with a complaint alleging that discharges from the PGM No. 1 surface mine into Hardway Branch of Twentymile Creek violated state water quality standards for selenium.
On July 29, 2013, the Company's subsidiary, Pigeon Creek Processing Co. ("Pigeon Creek"), was notified by environmental groups that they intend to sue Pigeon Creek for discharging selenium from the Stonega impoundment area without the proper authorization in the NPDES permit.
The Company is currently in discussions with the EPA about addressing certain of these and other matters.
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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the Court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at June 30, 2013. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending.

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

(17)    Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2013, and Eastern Coal Operations, which consists of 62 underground mines and 24 surface mines in Northern and Central Appalachia as of June 30, 2013, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended June 30, 2013 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,212,386	$109,942	$12,795	$1,335,123
Depreciation, depletion, and amortization	$194,049	$13,049	$7,618	$214,716
Amortization of acquired intangibles, net	$4,235	$(648)	$4	$3,591
EBITDA	$42,099	$17,560	$(56,706)	$2,953
Capital expenditures	$60,375	$1,241	$1,204	$62,820

Segment operating results and capital expenditures for the three months ended June 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,696,548	$132,601	$18,960	$1,848,109
Depreciation, depletion, and amortization	$250,862	$15,414	$6,574	$272,850
Amortization of acquired intangibles, net	$(21,637)	$3,411	$940	$(17,286)
EBITDA	$(2,318,843)	$(36,637)	$(28,200)	$(2,383,680)
Capital expenditures	$112,791	$4,677	$2,002	$119,470
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

Segment operating results and capital expenditures for the six months ended June 30, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,401,511	$241,227	$25,976	$2,668,714
Depreciation, depletion, and amortization	$410,719	$27,177	$15,833	$453,729
Amortization of acquired intangibles, net	$(873)	$(975)	$8	$(1,840)
EBITDA	$170,784	$43,798	$(106,818)	$107,764
Capital expenditures	$102,208	$3,103	$1,695	$107,006

Segment operating results and capital expenditures for the six months ended June 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,453,056	$287,338	$42,328	$3,782,722
Depreciation, depletion, and amortization	$514,933	$30,415	$13,274	$558,622
Amortization of acquired intangibles, net	$(62,127)	$6,992	$2,337	$(52,798)
EBITDA	$(2,102,105)	$(16,690)	$(42,839)	$(2,161,634)
Capital expenditures	$223,315	$12,777	$9,152	$245,244
Acquisition of mineral rights under federal lease	$—	$36,108	$—	$36,108

The following table presents a reconciliation of EBITDA to net loss:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA	$2,953	$(2,383,680)	$107,764	$(2,161,634)
Interest expense	(60,953)	(46,534)	(120,354)	(91,968)
Interest income	1,099	1,324	2,125	2,421
Income tax benefit	89,527	449,798	165,885	493,583
Depreciation, depletion and amortization	(214,716)	(272,850)	(453,729)	(558,622)
Amortization of acquired intangibles, net	(3,591)	17,286	1,840	52,798
Net loss	$(185,681)	$(2,234,656)	$(296,469)	$(2,263,422)

The following table presents total assets and goodwill as of June 30, 2013 and December 31, 2012:

	Total Assets		Goodwill
	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Eastern Coal Operations	$10,344,838	$10,691,029	$561,753	$561,753
Western Coal Operations	621,324	647,292	—	—
All Other	1,632,032	1,751,485	—	5,912
Total	$12,598,194	$13,089,806	$561,753	$567,665

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $614,096 and $1,198,693, or approximately 46% and 45%, respectively, of total revenues for the three and six months ended June 30, 2013, respectively. Export revenues totaled $888,685 and $1,656,392, or approximately 48%, and 44%, respectively, of total revenues for the three and six months ended June 30, 2012, respectively.

(18)    Supplemental Guarantor and Non-Guarantor Financial Information

The Company has issued Senior Notes and 3.75% Convertible Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are condensed consolidating financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, respectively, based on the guarantor structure that was put in place in connection with the issuance of the Senior Notes and the 3.75% Convertible Notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior Notes, the 3.75% Convertible Notes, and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Alpha Coal India Private Limited, Gray Hawk Insurance Company and Rockridge Coal Company, which were not guarantors of the Senior Notes or the 3.75% Convertible Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$467	$510,775	$721	$—	$511,963
Trade accounts receivable, net	—	386,495	—	—	386,495
Inventories, net	—	383,015	—	—	383,015
Prepaid expenses and other current assets	—	691,834	3,409	—	695,243
Total current assets	467	1,972,119	4,130	—	1,976,716
Property, equipment and mine development costs, net	—	1,984,850	—	—	1,984,850
Owned and leased mineral rights and land, net	—	7,249,638	—	—	7,249,638
Goodwill, net	—	561,753	—	—	561,753
Other acquired intangibles, net	—	195,053	—	—	195,053
Other non-current assets	9,018,325	9,448,512	9,861	(17,846,514)	630,184
Total assets	$9,018,792	$21,411,925	$13,991	$(17,846,514)	$12,598,194
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,250	$22,589	$—	$—	$28,839
Trade accounts payable	6,020	253,481	23	—	259,524
Accrued expenses and other current liabilities	3,130	910,610	—	—	913,740
Total current liabilities	15,400	1,186,680	23	—	1,202,103
Long-term debt	2,990,889	363,910	—	—	3,354,799
Pension and postretirement medical benefit obligations	—	1,165,799	—	—	1,165,799
Asset retirement obligations	—	777,541	—	—	777,541
Deferred income taxes	—	827,205	—	—	827,205
Other non-current liabilities	1,287,392	1,832,994	36	(2,574,786)	545,636
Total liabilities	4,293,681	6,154,129	59	(2,574,786)	7,873,083
Stockholders’ Equity
Total stockholders’ equity	4,725,111	15,257,796	13,932	(15,271,728)	4,725,111
Total liabilities and stockholders’ equity	$9,018,792	$21,411,925	$13,991	$(17,846,514)	$12,598,194

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
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,123,176	$—	$—	$1,123,176
Freight and handling revenues	—	155,218	—	—	155,218
Other revenues	—	56,055	674	—	56,729
Total revenues	—	1,334,449	674	—	1,335,123
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,081,494	—	—	1,081,494
Freight and handling costs	—	155,218	—	—	155,218
Other expenses	(6)	27,788	—	—	27,782
Depreciation, depletion, and amortization	—	214,716	—	—	214,716
Amortization of acquired intangibles, net	—	3,591	—	—	3,591
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	36,979	1,160	—	38,139
Asset impairment and restructuring	—	11,265	—	—	11,265
Total costs and expenses	(6)	1,531,051	1,160	—	1,532,205
Income (loss) from operations	6	(196,602)	(486)	—	(197,082)
Other income (expense):
Interest expense	(56,998)	(3,538)	(417)	—	(60,953)
Interest income	—	1,083	16	—	1,099
Loss on early extinguishment of debt	(26,970)	(4,869)	(1,358)	—	(33,197)
Miscellaneous expense, net	—	14,957	(32)	—	14,925
Total other expense, net	(83,968)	7,633	(1,791)	—	(78,126)
Loss before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(83,962)	(188,969)	(2,277)	—	(275,208)
Income tax benefit	32,745	55,894	888	—	89,527
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(134,464)	—	—	134,464	—
Net loss	$(185,681)	$(133,075)	$(1,389)	$134,464	$(185,681)

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
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$2,263,565	$—	$—	$2,263,565
Freight and handling revenues	—	312,385	—	—	312,385
Other revenues	—	89,030	3,734	—	92,764
Total revenues	—	2,664,980	3,734	—	2,668,714
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	2,093,335	—	—	2,093,335
Freight and handling costs	—	312,385	—	—	312,385
Other expenses	—	34,781	—	—	34,781
Depreciation, depletion, and amortization	—	453,729	—	—	453,729
Amortization of acquired intangibles, net	—	(1,840)	—	—	(1,840)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	78,869	2,896	—	81,765
Asset impairment and restructuring	—	22,341	—	—	22,341
Total costs and expenses	—	2,993,600	2,896	—	2,996,496
Income (loss) from operations	—	(328,620)	838	—	(327,782)
Other income (expense):
Interest expense	(110,317)	(8,856)	(1,181)	—	(120,354)
Interest income	—	2,102	23	—	2,125
Loss on early extinguishment of debt	(26,970)	(4,869)	(1,358)	—	(33,197)
Miscellaneous expense, net	—	16,893	(39)	—	16,854
Total other expense, net	(137,287)	5,270	(2,555)	—	(134,572)
Loss before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(137,287)	(323,350)	(1,717)	—	(462,354)
Income tax benefit	53,542	111,673	670	—	165,885
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(212,724)	—	—	212,724	—
Net loss	$(296,469)	$(211,677)	$(1,047)	$212,724	$(296,469)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$3,204,839	$—	$—	$3,204,839
Freight and handling revenues	—	442,707	—	—	442,707
Other revenues	—	128,299	6,877	—	135,176
Total revenues	—	3,775,845	6,877	—	3,782,722
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	2,821,790	—	—	2,821,790
Freight and handling costs	—	442,707	—	—	442,707
Other expenses	—	29,837	—	—	29,837
Depreciation, depletion, and amortization	—	558,622	—	—	558,622
Amortization of acquired intangibles, net	—	(52,798)	—	—	(52,798)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	109,098	1,924	—	111,022
Asset impairment and restructuring	—	1,014,934	—	—	1,014,934
Goodwill impairment	—	1,525,332	—	—	1,525,332
Total costs and expenses	—	6,449,522	1,924	—	6,451,446
Income from operations	—	(2,673,677)	4,953	—	(2,668,724)
Other income (expense):
Interest expense	(77,890)	(12,655)	(1,423)	—	(91,968)
Interest income	—	2,407	14	—	2,421
Miscellaneous expense, net	—	1,327	(61)	—	1,266
Total other expense, net	(77,890)	(8,921)	(1,470)	—	(88,281)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(77,890)	(2,682,598)	3,483	—	(2,757,005)
Income tax benefit (expense)	30,377	464,564	(1,358)	—	493,583
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(2,215,909)	—	—	2,215,909	—
Net income (loss)	$(2,263,422)	$(2,218,034)	$2,125	$2,215,909	$(2,263,422)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(185,681)	$(133,075)	$(1,389)	$134,464	$(185,681)
Total comprehensive loss	$(182,133)	$(136,623)	$(1,389)	$138,012	$(182,133)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,234,656)	$(2,211,935)	$1,246	$2,210,689	$(2,234,656)
Total comprehensive income (loss)	$(2,276,926)	$(2,254,205)	$1,246	$2,252,959	$(2,276,926)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net loss	$(296,469)	$(211,677)	$(1,047)	$212,724	$(296,469)
Total comprehensive loss	$(290,684)	$(217,462)	$(1,047)	$218,509	$(290,684)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,263,422)	$(2,218,034)	$2,125	$2,215,909	$(2,263,422)
Total comprehensive income (loss)	$(2,287,833)	$(2,242,445)	$2,125	$2,240,320	$(2,287,833)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(2,271)	$69,858	$(91)	$67,496
Investing activities:
Capital expenditures	—	(107,006)	—	(107,006)
Purchases of marketable securities, net	—	(173,381)	—	(173,381)
Other, net	—	5,150	—	5,150
Net cash used in investing activities	—	(275,237)	—	(275,237)
Financing activities:
Principal repayments of long-term debt	(717,658)	(223,269)	—	(940,927)
Principal repayments of capital lease obligations	—	(7,989)	—	(7,989)
Proceeds from borrowings on long-term debt	964,369	—	—	964,369
Debt issuance costs	(24,236)	—	—	(24,236)
Common stock repurchases	(1,236)	—	—	(1,236)
Other	—	(1,000)	—	(1,000)
Transactions with affiliates	(218,778)	218,750	28	—
Net cash (used in) provided by financing activities	2,461	(13,508)	28	(11,019)
Net increase (decrease) in cash and cash equivalents	190	(218,887)	(63)	(218,760)
Cash and cash equivalents at beginning of period	277	729,662	784	730,723
Cash and cash equivalents at end of period	$467	$510,775	$721	$511,963

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(8,038)	$143,348	$39	$135,349
Investing activities:
Capital expenditures	—	(245,244)	—	(245,244)
Acquisition of mineral rights under federal lease	—	(36,108)	—	(36,108)
Purchase of equity-method investment	—	(10,100)	—	(10,100)
Purchases of marketable securities, net	—	(152,702)	—	(152,702)
Other, net	—	5,973	—	5,973
Net cash used in investing activities	—	(438,181)	—	(438,181)
Financing activities:
Principal repayments of long-term debt	(15,000)	—	—	(15,000)
Principal repayments of capital lease obligations	—	(1,767)	—	(1,767)
Debt issuance costs	(6,436)	—	—	(6,436)
Common stock repurchases	(6,804)	—	—	(6,804)
Other	149	(1,000)	—	(851)
Transactions with affiliates	35,433	(35,446)	13	—
Net cash (used in) provided by financing activities	7,342	(38,213)	13	(30,858)
Net increase (decrease) in cash and cash equivalents	(696)	(333,046)	52	(333,690)
Cash and cash equivalents at beginning of period	613	584,273	996	585,882
Cash and cash equivalents at end of period	$(83)	$251,227	$1,048	$252,192

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in safety and health laws and regulations and their implementation, and the ability to comply with such changes;

•	competition in coal markets;

•	regulatory and court decisions;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	global economic, capital market or political conditions, including a prolonged economic downturn in the markets in which we operate and disruptions in worldwide financial markets;

•	the outcome of pending or potential litigation or governmental investigations, including with respect to the Upper Big Branch explosion;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	inherent risks of coal mining beyond our control;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	the inability of our third-party coal suppliers to make timely deliveries and the refusal by our customers to receive coal under agreed contract terms;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor;

•	funding for and changes in postretirement benefit obligations, pension obligations, including multi-employer pension plans, and federal and state black lung obligations;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	reclamation, water treatment and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in coal supplies;

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

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, the Quarterly Report on Form 10-Q for the three months ended March 31, 2013, and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are one of America’s premier coal suppliers, operating 88 mines and 24 coal preparation and load-out facilities as of June 30, 2013 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 11,600 employees. We produce, process, and sell steam and metallurgical coal from our operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

During the six months ending June 30, 2013, we idled certain mines located in West Virginia in response to weak market conditions and recorded restructuring and asset impairment expenses of $22.3 million, of which $13.0 million was for severance and related benefits and $9.3 million for professional fees and other expenses. We may take additional actions in the future which could include shutting down additional mines and/or facilities in order to align our operations with current market conditions. If it becomes necessary for us to take additional actions, we may be required to test our goodwill or long-lived assets for impairment, which may require us to record additional impairment expenses that could be material.

On July 15, 2013, we announced that production was suspended at our Cumberland mine due to adverse geological conditions in the mine's headgate area. Production remains suspended and work continues to remediate the roof conditions at the Cumberland headgate. Production is expected to resume at the end of August. We expect the shutdown to negatively impact our results of operations and cash flows.

For the three and six months ended June 30, 2013, sales of steam coal were 15.9 million tons and 33.8 million tons, respectively, and accounted for approximately 74% and 76% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2012, sales of steam coal were 21.2 million tons and 44.5 million tons, respectively, and accounted for approximately 79% and 81% of our coal sales volume. For the three and six months ended June 30, 2013, sales of metallurgical coal, which generally sells at a premium over steam coal, were 5.6 million tons and 10.7 million tons, respectively, and accounted for approximately 26% and 24% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2012, sales of metallurgical coal were 5.6 million tons and 10.5 million tons and accounted for approximately 21% and 19% of our coal sales volume.

Our sales of steam coal for the three and six months ended June 30, 2013 and 2012 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2013, approximately 46% and 45%, respectively, of our total revenues were derived from coal sales made to customers outside the United States, compared to 48% and 44%, respectively, for the three and six months ended June 30, 2012.

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

Coal Pricing Trends, Uncertainties and Outlook

During the second quarter of 2013, the global seaborne market for metallurgical coal deteriorated further due to increasing supply out of Australia together with the expectation of slowing Chinese steel production growth and the ongoing economic malaise in Europe and Brazil. The third quarter Asian benchmark price was announced at $145 per metric tonne, down $27 from $172 per metric tonne in the preceding quarter, and recent spot transactions have been reported at levels below the current benchmark. Lower capacity utilization rates have allowed many steelmakers to lengthen cycle times in their coke ovens, enabling them to increase their reliance on lower quality metallurgical coals in order to manage their input costs. While the market remains weak, lower rank metallurgical coal prices have changed little in the last several months and higher quality metallurgical coal prices have fallen, resulting in spread compression between different qualities.

In the current market environment, a significant proportion of global production is estimated to be uneconomic, and, consequently, production cutbacks have been widespread, with several cutbacks recently announced in Australia and the United States. Thus, the market may begin to move back toward supply/demand balance. In the intermediate to long run, the world is expected to require increasing volumes of metallurgical coal, and assuming market conditions improve, driven in part by the current dearth of new development projects in the face of today's challenging market conditions, we believe we will be well-positioned to benefit from our leadership position in met coal reserves, met coal production and export terminal capacity.

The Energy Information Administration (“EIA”) 2013 Annual Energy Outlook forecasts that coal-fired electrical generation will decrease by an average annual rate of 0.4% through 2016. Nationwide utility inventories of thermal coal continue to trend lower and reached an estimated 169 million tons at the end of June. However, market conditions for domestic thermal coal continue to vary by region. Based on weekly coal production reporting through June 30, 2013 from the EIA, year-over-year Appalachian production decreased by approximately 8.7% and western coal production decreased by approximately 3.1% in the first half of 2013.

Inventories of Northern Appalachian ("NAPP") thermal coal are slightly below normal and opportunities exist for producers to contract additional volumes with utility customers. When our Cumberland mine is back in full production, we should be positioned to benefit more fully from our strong position in NAPP.

Inventories of Powder River Basin ("PRB") coal have continued to decrease to a level of days of burn that is slightly below normal at the end of the quarter. This inventory trend may suggest improving market conditions in the future; however, with prices recently reported at 3-month lows, the PRB appears to be continuing to suffer under the specter of excess capacity in the near-term.

Inventories of Central Appalachia ("CAPP") thermal coals have also been decreasing but remain elevated at the end of June 2013. We continue to believe that a significant portion of the decreased consumption of CAPP thermal coal is structural, driven by fuel switching in favor of gas, coal-fired plant retirements that are disproportionately impacting the regions served by CAPP coal, and encroachment of other lower cost coals, such as from the Illinois Basin. In the near-term, demand has been further dampened by current API2 spot prices that render most U.S. thermal coal production, and essentially all CAPP thermal coal production, uneconomic on the export seaborne market. In light of decreased demand for CAPP thermal coals, we have significantly reduced our production of thermal coal in CAPP, and we continue to review our production footprint in CAPP as part of our ongoing optimization process in order to match production with anticipated demand.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors.”

Results of Operations

EBITDA is defined as net income (loss) plus interest expense, income tax expense, depreciation, depletion, and amortization, and amortization of acquired intangibles, net, less interest income and income tax benefit. EBITDA is not a financial measure recognized under accounting principles generally accepted in the United States ("GAAP"). It is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss	$(185,681)	$(2,234,656)	$(296,469)	$(2,263,422)
Interest expense	60,953	46,534	120,354	91,968
Interest income	(1,099)	(1,324)	(2,125)	(2,421)
Income tax benefit	(89,527)	(449,798)	(165,885)	(493,583)
Depreciation, depletion and amortization	214,716	272,850	453,729	558,622
Amortization of acquired intangibles, net	3,591	(17,286)	(1,840)	(52,798)
EBITDA	$2,953	$(2,383,680)	$107,764	$(2,161,634)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary

Total revenues decreased $513.0 million, or 28%, for the three months ended June 30, 2013 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $442.1 million and decreased freight and handling revenues of $78.1 million, partially offset by increased other revenues of $7.3 million. The decrease in coal revenues was due primarily to lower steam coal sales volumes and lower average coal sales realization per ton for metallurgical and steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $294.3 million and decreased metallurgical coal revenues of $147.8 million. The decrease in freight and handling revenues was due primarily to decreased export shipments and decreased freight rates. The increase in other revenues was due primarily to amortization of certain contract-related liabilities.

Net loss decreased $2,049.0 million for the three months ended June 30, 2013 compared to the prior year period. The decrease was largely due to decreased goodwill impairment expenses of $1,525.3 million, decreased asset impairment and restructuring expenses of $999.6 million, decreases in certain operating costs and expenses, which are described below, of $352.7 million and increased other revenues discussed above, partially offset by decreased coal revenues discussed above, decreased income tax benefits of $360.3 million and increased other expense, net of $33.5 million.

The decrease in certain operating costs and expenses of $352.7 million consisted of decreased cost of coal sales of $324.9 million, or 23%, decreased depreciation, depletion and amortization expenses of $58.1 million, or 21%, and decreased selling, general and administrative expenses of $7.9 million, or 17%, partially offset by increased expenses for amortization of acquired intangibles, net of $20.9 million, or 121%, and increased other expenses of $17.3 million, or 166%.

Coal sales volumes decreased 5.2 million tons, or 20%, compared to the prior year period. The decrease in coal sales volumes was due primarily to decreases of 3.9 million and 1.4 million tons of eastern steam and western steam coal, respectively. The decreases in eastern and western steam coal were due primarily to decreased demand and the impacts of planned production curtailments and mine idlings implemented during 2012 and 2013.

The consolidated average coal sales realization per ton for the three months ended June 30, 2013 was $52.10 compared to $58.41 in the prior year period, a decrease of $6.31 per ton, or 11%. The decrease was largely attributable to decreases of

$26.88 per ton, or 21%, $2.51 per ton, or 4%, and $0.59 per ton, or 5%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $100.95 and $62.54, respectively, for the three months ended June 30, 2013 compared to $127.83 and $65.05 in the prior year period. The average coal sales realization per ton for western steam coal was $12.37 for the three months ended June 30, 2013 compared to $12.96 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 5% for the three months ended June 30, 2013 compared to 11% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 4% and 19%, respectively, for the three months ended June 30, 2013 compared to 11% and 15% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $2.72 for the three months ended June 30, 2013 compared to $6.57 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $3.03 and $2.29, respectively, for the three months ended June 30, 2013 compared to $9.38 and $1.95 in the prior year period.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$447,246	$718,416	$(271,170)	(38)%
Western steam	108,633	131,733	(23,100)	(18)%
Metallurgical	567,297	715,132	(147,835)	(21)%
Freight and handling revenues	155,218	233,357	(78,139)	(33)%
Other revenues	56,729	49,471	7,258	15%
Total revenues	$1,335,123	$1,848,109	$(512,986)	(28)%
Tons sold:
Eastern steam	7,152	11,043	(3,891)	(35)%
Western steam	8,785	10,161	(1,376)	(14)%
Metallurgical	5,620	5,595	25	—%
Total	21,557	26,799	(5,242)	(20)%
Coal sales realization per ton:
Eastern steam	$62.54	$65.05	$(2.51)	(4)%
Western steam	$12.37	$12.96	$(0.59)	(5)%
Metallurgical	$100.95	$127.83	$(26.88)	(21)%
Average	$52.10	$58.41	$(6.31)	(11)%

Coal revenues. Coal revenues decreased $442.1 million, or 28%, for the three months ended June 30, 2013 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $271.2 million, or 38%, which consisted of decreased domestic coal revenues of $205.7 million, or 36%, and decreased export coal revenues of $65.5 million, or 45%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand and the impacts of production curtailments and mine idlings implemented during 2012 and 2013, and lower coal sales realization per ton. Eastern steam coal shipments decreased 3.9 million tons, which consisted of decreased domestic shipments of 2.8 million tons, or 33%, and decreased export shipments of 1.1 million tons, or 45%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $63.34 per ton compared to $66.47 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $59.02 per ton compared to $59.96 per ton in the prior year period.

Total metallurgical coal revenues decreased $147.8 million, or 21%, which consisted of decreased export coal revenues of $136.3 million, or 26%, and decreased domestic coal revenues of $11.5 million, or 6%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weaker market conditions, lower demand, as well as the mix of coal qualities as a larger portion of lower quality metallurgical tons were sold in the three months ended June 30, 2013 compared to the prior year period. Metallurgical coal shipments were consistent from the prior year period, although export shipments of metallurgical coal decreased by 0.3 million tons and domestic shipments increased by the same amount. Coal sales realization per ton for metallurgical export sales was $95.83 per ton compared to $119.73 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $114.79 per ton compared to $158.42 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of decreased demand and the impacts of production curtailments and a decrease of $0.59 in average coal sales realization per ton due to decreased demand and weak market conditions. Western coal sales volumes decreased 1.4 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 26% and 74%, respectively, for the three months ended June 30, 2013 compared with 21% and 79% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 51% and 49%, respectively, for the three months ended June 30, 2013 compared with 46% and 54%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $155.2 million for the three months ended June 30, 2013, a decrease of $78.1 million, or 33%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues increased $7.3 million, or 15%, and other expenses increased $17.3 million, or 166%, for the three months ended June 30, 2013 compared to the prior year period, resulting in a net decrease to income from operations of $10.0 million. The decrease was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value, a loss on assets contributed to an equity affiliate, and increased losses on our sea-going vessel charters, partially offset by increased contractual settlement related income.

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,081,494	$1,406,394	$(324,900)	(23)%
Freight and handling costs	155,218	233,357	(78,139)	(33)%
Other expenses	27,782	10,444	17,338	166%
Depreciation, depletion and amortization	214,716	272,850	(58,134)	(21)%
Amortization of acquired intangibles, net	3,591	(17,286)	20,877	121%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	38,139	46,011	(7,872)	(17)%
Asset impairment and restructuring	11,265	1,010,878	(999,613)	(99)%
Goodwill impairment	—	1,525,332	(1,525,332)	(100)%
Total costs and expenses	$1,532,205	$4,487,980	$(2,955,775)	(66)%
Cost of coal sales per ton:[1]
Eastern Coal Operations	$76.41	$76.78	$(0.37)	—%
Western Coal Operations	$10.08	$11.01	$(0.93)	(8)%
Average	$49.38	$51.84	$(2.46)	(5)%
EBITDA:
Eastern Coal Operations	$42,099	$(2,318,843)	$2,360,942	102%
Western Coal Operations	$17,560	$(36,637)	$54,197	148%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $324.9 million, or 23%, for the three months ended June 30, 2013 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses, decreased labor and benefit expenses related to production curtailments, decreased expenses related to mine idlings implemented during 2012 and the first half of 2013, other cost control measures, and decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, partially offset by increased expenses for regulatory matters.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $58.1 million, or 21%, for the three months ended June 30, 2013 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower thermal coal production and lower depletion rates at certain mines that recorded asset impairment charges during 2012 and decreased depreciation expense related to lower capital expenditures over the last twelve months compared to the same time period in the prior year period.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $20.9 million, or 121%, for the three months ended June 30, 2013 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $7.9 million, or 17%, for the three months ended June 30, 2013 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of lower headcount, decreased merger-related expenses and decreased professional fees, partially offset by increased stock compensation expenses due to the reversal of stock compensation expenses in 2012 related to performance-based awards.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $11.3 million for the three months ended June 30, 2013 and consisted primarily of severance and related benefits and professional fees related to consulting. Asset impairment and restructuring expenses were $1,010.9 million for the three months ended June 30, 2012 and consisted primarily of asset impairment expenses of $990.9 million and restructuring expenses of $20.0 million related to severance and related benefits, professional fees and other expenses. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill impairment. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $14.4 million, or 31%, during the three months ended June 30, 2013 compared to the prior year period due primarily to the issuance of 9.75% senior notes in October 2012.

Income taxes. Income tax benefit of $89.5 million was recorded for the three months ended June 30, 2013 on a loss before income taxes of $275.2 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of non-deductible fines and penalties and changes in the valuation allowance, partially offset by the impact of the percentage depletion allowance.

Income tax benefit of $449.8 million was recorded for the three months ended June 30, 2012 on a loss before income taxes of $2,684.5 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $2,360.9 million, or 102%, for the three months ended June 30, 2013 compared to the prior year period. The increase in EBITDA was largely due to decreased asset impairment and restructuring expenses of $990.8 million, decreased goodwill impairment expenses of $1,472.0 million, partially offset by decreased coal margin per ton of $6.35, or 68%. The decrease in coal margin per ton was due primarily to decreased steam coal sales volumes and decreased steam and metallurgical coal revenues discussed above. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $6.72, or 8%, partially offset by decreased cost of coal sales per ton of $0.37. Despite cost control measures implemented during 2012 and the first half of 2013, cost of coal sales per ton was negatively impacted by reduced shipments and increased costs per ton at our eastern longwall mines due to difficult mining conditions and geological factors.

Western Coal Operations - EBITDA increased $54.2 million, or 148%, for the three months ended June 30, 2013 compared to the prior year period. The increase in EBITDA was due primarily to goodwill impairment expenses of $53.3 million recorded in the prior year period and increased coal margin per ton of $0.34, or 17%. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $0.93, or 8%, partially offset by decreased average coal sales realization per ton of $0.59, or 5%. The decrease in cost of coal sales per ton was due primarily to cost control measures and mining a higher proportion of coal owned in fee for which there is no production royalty expenses. The increase in coal margin per ton more than offset the 14% decrease in coal sales volumes.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary

Total revenues decreased $1,114.0 million, or 29%, for the six months ended June 30, 2013 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $941.3 million, decreased freight and handling revenues of $130.3 million, and decreased other revenues of $42.4 million. The decrease in coal revenues was due primarily to lower steam coal sales volumes and lower average coal sales realization per ton for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $602.4 million and decreased metallurgical coal revenues of $338.9 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and fewer export shipments. The decrease in other revenues was due primarily to derivative contracts accounted for at fair value, partially offset by amortization of certain contract-related liabilities.

Net loss decreased $1,966.9 million for the six months ended June 30, 2013 compared to the prior year period. The decrease was largely due to decreased goodwill impairment expenses of $1,525.3 million, decreased asset impairment and restructuring expenses of $992.6 million and decreased certain operating costs and expenses, which are described below, of $806.7 million, partially offset by decreased income tax benefits of $327.7 million, decreased coal and other revenues discussed above, and increased other expense, net of $46.3 million.

The decrease in certain operating costs and expenses of $806.7 million consisted of decreased cost of coal sales of $728.4 million, or 26%, decreased depreciation, depletion and amortization expenses of $104.9 million, and decreased selling, general and administrative expenses of $29.3 million, or 26%, partially offset by decreased credits to expense for amortization of acquired intangibles, net of $51.0 million and increased other expenses of $4.9 million, or 17%.

Coal sales volumes decreased 10.5 million, or 19%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 7.5 million and 3.2 million tons of eastern steam and western steam coal, respectively, partially offset by an increase of 0.2 million tons of metallurgical coal. The decreases in eastern and western steam coal were due primarily to decreased demand and the impacts of planned production curtailments and mine idlings implemented during 2012 and the first half of 2013.

The consolidated average coal sales realization per ton for the six months ended June 30, 2013 was $50.91 compared to $58.33 in the prior year period, a decrease of $7.42 per ton, or 13%. The decrease was largely attributable to decreases of $34.03 per ton, or 25%, and $4.09 per ton, or 6%, in metallurgical and eastern steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $102.05 and $62.20, respectively, for the six months ended June 30, 2013 compared to $136.08 and $66.29 in the prior year period. The average coal sales realization per ton for western steam coal was $12.72 for the six months ended June 30, 2013 compared to $12.96 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 9% for the six months ended June 30, 2013 compared to 13% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 7% and 21%, respectively, for the six months ended June 30, 2013 compared to 13% and 15%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton, was $4.44 for the six months ended June 30, 2013 compared to $7.67 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $5.73 and $2.67, respectively, for the six months ended June 30, 2013 compared to $11.46 and $1.97 in the prior year period.

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$936,290	$1,492,840	$(556,550)	(37)%
Western steam	238,323	284,174	(45,851)	(16)%
Metallurgical	1,088,952	1,427,825	(338,873)	(24)%
Freight and handling revenues	312,385	442,707	(130,322)	(29)%
Other revenues	92,764	135,176	(42,412)	(31)%
Total revenues	$2,668,714	$3,782,722	$(1,114,008)	(29)%
Tons sold:
Eastern steam	15,053	22,519	(7,466)	(33)%
Western steam	18,738	21,933	(3,195)	(15)%
Metallurgical	10,671	10,493	178	2%
Total	44,462	54,945	(10,483)	(19)%
Coal sales realization per ton:
Eastern steam	$62.20	$66.29	$(4.09)	(6)%
Western steam	$12.72	$12.96	$(0.24)	(2)%
Metallurgical	$102.05	$136.08	$(34.03)	(25)%
Average	$50.91	$58.33	$(7.42)	(13)%

Coal revenues. Coal revenues decreased $941.3 million, or 29%, for the six months ended June 30, 2013 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $556.6 million, or 37%, which consisted of decreased domestic coal revenues of $516.2 million, or 40%, and decreased export coal revenues of $40.4 million, or 20%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand and the impacts of production curtailments and mine idlings implemented during 2012 and the first half of 2013, and lower coal sales realization per ton. Eastern steam coal shipments decreased 7.5 million tons, which consisted of decreased domestic shipments of 7.0 million tons, or 36%, and decreased export shipments of 0.5 million tons, or 16%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $63.14 per ton compared to $67.15 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $58.02 per ton compared to $61.21 per ton in the prior year period.

Total metallurgical coal revenues decreased $338.9 million, or 24%, which consisted of decreased export coal revenues of $301.2 million, or 29%, and decreased domestic coal revenues of $37.7 million, or 10%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weaker market conditions and lower demand as well as the mix of coal qualities as a larger portion of lower quality metallurgical tons were sold in the six months ended June 30, 2013 compared to the prior year period. Metallurgical coal shipments increased 0.2 million tons, which consisted of increased domestic shipments of 0.3 million tons and decreased export shipments of 0.1 million tons compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $94.54 per ton compared to $129.90 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $124.05 per ton compared to $157.12 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of decreased demand and the impacts of production curtailments. Western coal sales volumes decreased 3.2 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 24% and 76%, respectively, for the six months ended June 30, 2013 compared with 19% and 81% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 48% and 52%, respectively, for the six months ended June 30, 2013 compared with 45% and 55%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $312.4 million for the six months ended June 30, 2013, a decrease of $130.3 million, or 29%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $42.4 million, or 31%, and other expenses increased $4.9 million, or 17%, for the six months ended June 30, 2013 compared to the prior year period resulting in a net decrease to income from operations of $47.3 million. The decrease was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value, decreased royalty income, and a loss on assets contributed to an equity affiliate, partially offset by increased contractual settlement related income.

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$2,093,335	$2,821,790	$(728,455)	(26)%
Freight and handling costs	312,385	442,707	(130,322)	(29)%
Other expenses	34,781	29,837	4,944	17%
Depreciation, depletion and amortization	453,729	558,622	(104,893)	(19)%
Amortization of acquired intangibles, net	(1,840)	(52,798)	50,958	97%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	81,765	111,022	(29,257)	(26)%
Asset impairment and restructuring	22,341	1,014,934	(992,593)	(98)%
Goodwill impairment	—	1,525,332	(1,525,332)	(100)%
Total costs and expenses	$2,996,496	$6,451,446	$(3,454,950)	(54)%
Cost of coal sales per ton:[1]
Eastern coal operations	$73.00	$77.01	$(4.01)	(5)%
Western coal operations	$10.05	$10.99	$(0.94)	(9)%
Average	$46.47	$50.66	$(4.19)	(8)%
EBITDA:
Eastern Coal Operations	$170,784	$(2,102,105)	$2,272,889	(108)%
Western Coal Operations	$43,798	$(16,690)	$60,488	(362)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $728.5 million, or 26%, for the six months ended June 30, 2013 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses, decreased labor and benefit expenses related to production curtailments, decreased expenses related to mine idlings implemented during 2012 and the first half of 2013, other cost control measures, and decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, partially offset by increased expenses for regulatory matters.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $104.9 million, or 19%, for the six months ended June 30, 2013 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower coal production and lower depletion rates at certain mines that recorded asset impairment charges during 2012 and decreased depreciation expense related to lower capital expenditures over the last twelve months compared to the same time period in the prior year period.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $51.0 million, or 97%, for the six months ended June 30, 2013 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $29.3 million, or 26%, for the six months ended June 30, 2013 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of lower headcount, decreased merger-related expenses, partially offset by increased stock compensation expenses due to the reversal of stock compensation expenses in the second quarter of 2012 related to performance-based awards.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $22.3 million for the six months ended June 30, 2013 and consisted primarily of severance and related benefits and professional fees related to consulting. Asset Impairment and restructuring expenses were $1,014.9 million for the six months ended June 30, 2012 and consisted primarily of asset impairment expenses of $990.9 million and restructuring expenses of $24.0 million related to severance and related benefits, professional fees and other expenses. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill impairment. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $28.4 million, or 31%, during the six months ended June 30, 2013 compared to the prior year period due primarily to the issuance of 9.75% senior notes in October 2012.

Income taxes. Income tax benefit of $165.9 million was recorded for the six months ended June 30, 2013 on loss before income taxes of $462.4 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and state tax benefit, net of federal tax impact, mostly offset by the impact of non-deductible fines and penalties and changes in the valuation allowance.

Income tax benefit of $493.6 million was recorded for the six months ended June 30, 2012 on a loss before income taxes of $2,757.0 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $2,272.9 million, or 108%, for the six months ended June 30, 2013 compared to the prior year period. The increase in EBITDA was largely due to decreased asset impairment and restructuring expenses of $988.0 million, decreased goodwill impairment expenses of $1,472.0 million, decreased other expense, decreased selling, general and administrative expenses and increased other miscellaneous income, partially offset by decreased other revenues and decreased coal margin per ton of $5.73, or 50%. The decrease in coal margin per ton was due primarily to decreased steam coal sales volumes and decreased steam and metallurgical coal revenues discussed above. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $9.74, or 11%, partially offset by decreased cost of coal sales per ton of $4.01, or 5%. The decrease in cost of coal sales per ton was due primarily to lower volumes of purchased coal, the impact of idling higher cost mines during 2012 and the first half of 2013, other cost control measures and a higher mix of coal produced from our eastern longwall mines during the six month period ending June 30, 2013 compared to the prior year period. Although our eastern longwall mines had a favorable impact on cost of coal sales per ton for the six month period ended June 30, 2013, the last three months of that period were impacted by reduced shipments and increased costs per ton due to difficult mining conditions and geological factors. The decrease in selling, general and administrative expenses was due primarily to lower headcount and cost control measures. The decrease in other revenues and other expenses was due primarily to decreased mark-to-market gains for derivative contracts accounted for at fair value, contractual settlement-related revenues and expenses. The increase in other miscellaneous income was primarily due to increased income recorded for equity investments.

Western Coal Operations - EBITDA increased $60.5 million, or 362%, for the six months ended June 30, 2013 compared to the prior year period. The increase in EBITDA was due primarily to goodwill impairment expenses of $53.3 million recorded in the prior year period and increased coal margin per ton of $0.70, or 36%. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $0.94, or 9%, partially offset by decreased average coal sales realization per ton of $0.24. The decrease in cost of coal sales per ton was due primarily to cost control measures and mining a higher proportion of coal owned in fee for which there is no production royalty expenses. The increase in coal margin per ton more than offset the 15% decrease in coal sales volumes.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements (see “Credit Agreement and Long-Term Debt”), and to a much lesser extent, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At June 30, 2013, we had total liquidity of $1,930.2 million, including cash and cash equivalents of $512.0 million, marketable securities of $468.8 million and $949.4 million of unused commitments available under our Credit Agreement’s revolving credit facility, after giving effect to $150.6 million of letters of credit outstanding as of June 30, 2013, subject to limitations described in our Credit Agreement.

Weak market conditions and depressed coal prices, and recently the suspension of production at our Cumberland mine, have resulted in operating losses and decreased cash flows from operations. If market conditions do not improve, we expect our liquidity to be adversely affected. We have worked and are working to enhance our capital structure and financial flexibility as opportunities arise through repayment or repurchase of outstanding debt, amendment of our credit facility, and other methods. We may decide to pursue or not pursue these opportunities at any time. As part of this strategy, we may from time to time repurchase some of our outstanding notes through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we may make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase securities during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Any such plans may be discontinued at any time.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We have not made any pension contributions during the first half of 2013 and anticipate minimal contributions during the remainder of the year.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. In addition, on August 5, 2013, Moody's Investors Service announced that it had placed us on review for possible downgrade of certain of our ratings, including our B1 Corporate Family Rating, B1-PD Probability of Default Rating, Ba1 rating on senior secured term loan, and the B2 rating on senior unsecured debt. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk.
Cash Flows

Cash and cash equivalents decreased by $218.8 million for the six months ended June 30, 2013. The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended June 30,
	2013	2012
Cash Flows (in thousands):
Net cash provided by operating activities	$67,496	$135,349
Net cash used in investing activities	(275,237)	(438,181)
Net cash used in financing activities	(11,019)	(30,858)
Net decrease in cash and cash equivalents	$(218,760)	$(333,690)

Net cash provided by operating activities for the six months ended June 30, 2013 was $67.5 million compared to $135.3 million for the six months ended June 30, 2012. The decrease in cash provided by operating activities in the first half of 2013 as compared to the first half of 2012 is primarily due to a decrease in cash earnings, as well as changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2013 was $275.2 million, a decrease of $163.0 million from the $438.2 million of net cash used in investing activities during the six months ended June 30, 2012. The primary uses of cash for investing activities for the six months ended June 30, 2013 included $107.0 million of capital expenditures and $469.4 million of purchases of marketable securities, partially offset by cash generated from sales of marketable securities of $296.1 million.

Net cash used in financing activities for the six months ended June 30, 2013 was $11.0 million compared to net cash used in financing activities of $30.9 million for the six months ended June 30, 2012. The primary uses of cash for financing activities for the six months ended June 30, 2013 included principal repayments of long-term debt of $940.9 million, cash paid for debt issuance costs of $24.2 million, and capital lease principal payments of $8.0 million, partially offset by cash proceeds of $342.5 million from the issuance of our 3.75% convertible senior notes due 2017 and cash proceeds of $621.9 million from the issuance of our term loan B due 2020.

Long-Term Debt

Fourth Amended and Restated Credit Agreement
On May 22, 2013, we entered into the Credit Agreement with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time, which amends and restates the Company's Third Amended and Restated Credit Agreement, dated as of May 19, 2011, as amended June 26, 2012 (the “Existing Credit Agreement”).

The Credit Agreement includes a new $625.0 million senior secured term loan B facility (the “Term Loan Facility”), which matures on May 22, 2020, amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company's option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%). The proceeds of the Term Loan Facility were used to repay the entire $525.0 million aggregate principal amount of our outstanding obligations under our existing term loan A facility under the Existing Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes.

The principal changes to the Existing Credit Agreement effected by the Amended and Restated Credit Agreement include increasing the existing senior secured revolving facility from $1.0 billion to $1.1 billion through its maturity date of June 30, 2016 and modifying the financial covenants by:

•	modifying the interest coverage ratio covenant from 2.25 to 1.50 through 2013, from 2.50 to 1.50 during 2014 and from 2.50 to 2.00 from 2015 through the maturity date of the revolving credit facility;
•eliminating the leverage ratio covenant;

•	extending the applicability of the senior secured leverage ratio of 2.50 through the maturity date of the revolving credit facility; and

•	reducing the minimum liquidity covenant, which applies until December 31, 2014, from $500.0 million to $300.0 million;

Additionally, the terms of the Credit Agreement (i) further restrict our ability and that of our subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on our capital stock or redeem, repurchase or retire our capital stock; and (ii) require us to provide additional collateral to secure the obligations under the

Amended and Restated Credit Agreement, consisting of receivables previously securing the Second Amended and Restated Receivables Purchase Agreement.

Termination of Account Receivable Securitization Facility
Simultaneously with our entry into the Amended and Restated Credit Agreement, we terminated the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011 (as amended from time to time, the “A/R Facility”), by and among ANR Receivables Funding, LLC, as seller, Alpha Natural Resources, LLC, as servicer, PNC Bank, National Association, as administrator and LC Bank (as defined therein), and the other parties thereto from time to time. The A/R Facility provided for the issuance of letters of credit in a maximum aggregate amount of $275.0 million. As of May 22, 2013, the outstanding amount of such letters of credit was approximately $160.0 million, all of which have been transferred to the Amended and Restated Credit Agreement and are deemed to be issued thereunder.

3.75% Convertible Senior Notes due 2017
On May 9, 2013, we issued $345.0 million principal amount of convertible senior notes due 2017 (the “3.75% Convertible Notes”). The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and will mature on December 15, 2017. The proceeds from the 3.75% Convertible Notes, together with cash on hand, were used to repurchase approximately $225.8 million of our outstanding 3.25% Convertible Notes and approximately $181.4 million of our outstanding 2.375% Convertible Notes.

We separately account for the liability and equity components of the 3.75% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers' nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the four-year term of the 3.75% Convertible Notes, and provide for an effective interest rate of 8.49%. As of June 30, 2013, the carrying amount of the debt component was $284.6 million, and the unamortized debt discount was $60.4 million. As of June 30, 2013, the carrying amount of the equity component was $61.9 million.

The 3.75% Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The 3.75% Convertible Notes are guaranteed on a senior unsecured basis by each of our current and future wholly owned domestic subsidiaries that guarantee our obligations under our 9.75% senior notes due 2018. The 3.75% Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our non-guarantor subsidiaries, including trade payables.

The 3.75% Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 99.0589 shares of common stock per $1,000 of principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture dated June 1, 2011 (the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “3.75% Convertible Notes Indenture”) governing the 3.75% Convertible Notes, equivalent to an initial conversion price of approximately $10.10 per share of common stock. Upon conversion, the notes may be settled, at our election, in cash, shares of our common stock or a combination thereof. Our intention is to settled an conversions using a combination of cash and shares.

The 3.75% Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee, Union Bank of California, or the holders of not less than 25% in aggregate principal amount of the 3.75% Convertible Notes then outstanding may declare the principal of the 3.75% Convertible Notes and any accrued and unpaid interest thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to us, the principal amount of the 3.75% Convertible Notes together with any accrued and unpaid interest thereon will automatically become due and be immediately payable.

The 3.75% Convertible Notes were not convertible as of June 30, 2013 and, as a result, have been classified as long-term debt as of that date.

As of June 30, 2013, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2013
6.25% senior notes due 2021	$700,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2020	625,000
3.75% convertible senior notes due 2017	345,000
3.25% convertible senior notes due 2015	310,375
2.375% convertible senior notes due 2015	106,097
Other	85,694
Debt discount, net	(88,528)
Total long-term debt	$3,383,638
Less current portion	(28,839)
Long-term debt, net of current portion	$3,354,799

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of June 30, 2013. A breach of the covenants in the Amended and Restated Credit Agreement or the indentures governing our notes, including the financial covenants under the Amended and Restated Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Amended and Restated Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Amended and Restated Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Amended and Restated Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended June 30, 2013	Required Covenant Levels;
Minimum Adjusted EBITDA to cash interest ratio	4.7x	1.5x
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	(.08)x	2.5x
Minimum consolidated liquidity (in thousands)	$1,930,164	$300,000

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

	Three Months Ended				Twelve Months Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	June 30, 2013
	(In thousands)
Net loss	$(46,146)	$(127,578)	$(110,788)	$(185,681)	$(470,193)
Interest expense	47,345	58,834	59,401	60,953	226,533
Interest income	(1,328)	376	(1,026)	(1,099)	(3,077)
Income tax expense (benefit)	(83,182)	26,769	(76,358)	(89,527)	(222,298)
Amortization of acquired intangibles, net	(11,682)	(5,858)	(5,431)	3,591	(19,380)
Depreciation, depletion and amortization	238,894	240,059	239,013	214,716	932,682
EBITDA	$143,901	$192,602	$104,811	$2,953	$444,267
Non-cash charges (1) (2)	56,800	218,557	20,611	73,815	369,783
Other adjustments (1) (3)	14,206	40,747	12,121	20,805	87,879
Adjusted EBITDA	$214,907	$451,906	$137,543	$97,573	$901,929

(1)	Calculated in accordance with the Credit Agreement.

(2)
Includes $188.2 million for the three months ended December 31, 2012 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in the Annual Report on Form 10-K for the year ending December 31, 2012.

(3)
Includes $11.3 million million for the three months ended June 30, 2013, $11.1 million for the three months ended March 31, 2013, $40.3 million for the three months ended December 31, 2012 and $13.7 million for the three months ended September 30, 2012 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2012 and asset impairment and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q for the period ending June 30, 2013.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended June 30, 2013 is calculated as follows (in thousands):

Interest expense	$226,533
Less interest income	(3,077)
Less non-cash interest expense	(53,420)
Plus pro forma interest	19,901
Net cash interest expense (1)	$189,937

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity is calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, marketable securities and unused revolving credit facility commitments available under our Credit Agreement. As of June 30, 2013, we had available liquidity of $1.9 billion, including cash and cash equivalents of $512.0 million, marketable securities of $468.8 million and $0.9 billion of unused revolving credit facility commitments available under our Credit Agreement.

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

As of June 30, 2013, we had outstanding surety bonds with a total face amount of $438.9 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $150.6 million of letters of credit in place under our Amended and Restated Credit Agreement. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Amended and Restated Credit Agreement for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our coal purchase commitments totaled $20.7 million for the remainder of 2013. We entered into capital leases during the six months ended June 30, 2013 which have principal payments of $1.3 million in the remainder of 2013, $2.7 million in 2014, $2.8 million in 2015, and $0.7 million in 2016. In May 2013, we issued $345.0 million of 3.75% Convertible Notes and entered into a $625.0 million Term Loan B due 2020, which amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company's option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%) and repaid the outstanding principal amount of $525.0 million of our Term Loan A. There have been no other significant changes as of June 30, 2013 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-

K for the year ended December 31, 2012 for a discussion of our critical accounting policies and estimates other than those discussed below.

Goodwill
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

The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. However, coal prices are influenced by global market conditions beyond our control. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our reporting units. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. However, the costs of the materials and supplies used in our production process such as steel, diesel fuel and explosives are influenced by global market conditions beyond our control. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our reporting units. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our reporting units. For a further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

As of June 30, 2013, the Company's goodwill totaled $561.8 million, all of which relates to one reporting unit within our Eastern Coal Operations. As of October 31, 2012, the date of our last goodwill impairment test, the fair value of this reporting unit exceeded its carrying value by approximately $400 million, or 9%. Continued global economic weakness and in particular further deterioration or continued weakness for an extended period of time in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described above, could lead to a reduction in the fair value of the reporting unit. Accordingly, the goodwill associated with this reporting unit may be at risk for further impairment charges.

Income Taxes
We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to utilize net operating losses, available tax planning strategies, limitations on deductibility of temporary differences, and the impact of the alternative minimum tax on the utilization of deferred tax assets. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of June 30, 2013, we were in a net deferred tax liability position with tax computed at regular tax rates on gross temporary differences. Deferred tax assets related to minimum tax credit carryforwards and federal and state net operating losses partially offset the net deferred tax liability related to gross temporary differences. If deferred tax assets related to alternative minimum tax credit carryforwards and federal net operating loss carryforwards increase relative to our net deferred tax liability related to gross temporary differences, we may be required to establish additional valuation allowances.

The West Virginia corporate income tax rate is scheduled to decrease from 7% to 6.5%, effective for tax years starting on or after January 1, 2014.  Under West Virginia statutory tax law, the tax rate decrease is contingent upon the reserve balance, as measured on June 30, 2013, meeting or exceeding 10% of the General Revenue Fund budgeted for the fiscal year starting July 1, 2013.  At the time of this filing, West Virginia has not announced whether the General Revenue Fund requirements have been met.  Therefore, we have not remeasured our deferred tax assets and liabilities at June 30, 2013 to reflect the impact of the West Virginia corporate tax rate reduction.  We will monitor announcements from West Virginia and remeasure the deferred tax assets and liabilities in the reporting period during which a formal announcement is made by West Virginia.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements. As of July 17, 2013, we had sales commitments for approximately 99% of planned shipments for 2013, 2% of which is unpriced. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 29.2 million gallons of diesel fuel for the last six months of 2013 and 61.4 million gallons of diesel fuel for 2014. Through our derivative swap contracts, we have fixed prices for approximately 64% and 41% of our expected diesel fuel needs for the remaining six months of 2013 and for the year of 2014, respectively. If the price of diesel fuel were to decrease during the remaining six months of 2013, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

Credit Risk

Our credit risk is primarily with electric power generators and steel producers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to monitor outstanding accounts receivable against established credit limits. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

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

For a description of the Company’s legal proceedings, see Note 16, part (d), to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2012 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
April 1, 2013 through April 30, 2013	2,075	$8.13	—	500,002
May 1, 2013 through May 31, 2013	2,532	$7.05	—	500,002
June 1, 2013 through June 30, 2013	42,366	$6.21	—	500,002
	46,973		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2013, the Company issued 154,543 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 46,973 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

(3)
Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on company outlook, business conditions and current investment opportunity. The amount of shares we may repurchase is subject to the terms governing our Credit Facility.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

In the table entitled Reconciliation of Adjusted Net Loss to Net Loss, which accompanied our earnings press release issued on August 2, 2013, as furnished on Form 8-K and Form 8-K/A on that date, and which accompanied the investor presentation furnished on Form 8-K on August 5, 2013, “Estimated income tax effect of above adjustments” should be $(17,944) and $(20,621) for the three and six months ended June 30, 2013, respectively, and the adjusted amounts that include this item should also be adjusted accordingly. Corrected versions of the earnings press release and investor presentation are available on our website, www.alphanr.com.

Item 6.	Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.
Date: August 8, 2013	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

4.1
Indenture, dated as of June 1, 2011, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of Alpha's Current Report on Form 8-K filed on June 1, 2011).

4.2
Fourth Supplemental Indenture, dated as of May 13, 2013, among Alpha Natural Resources, Inc., the Guarantors named therein and Union Bank, N.A., as trustee (incorporated herein by reference to exhibit 4.2 of Alpha's Current Report on Form 8-K filed on May 13, 2013).

4.3	Form of 3.75% Convertible Senior Note due 2017 (incorporated herein by reference to exhibit 4.3 of Alpha's Current Report on Form 8-K filed on May 13, 2013).

10.1
Fourth Amended and Restated Credit Agreement, dated as of May 22, 2013, among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 of Alpha's Current Report on Form 8-K filed on May 22, 2013).

10.2‡
Alpha Natural Resources, Inc. Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. filed on May 22, 2013).

10.3‡	Alpha Natural Resources, Inc. Amended and Restated Annual Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 of Alpha's Current Report on Form 8-K filed on May 24, 2013).

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith.
‡ Management contract of compensatory plan or arrangement