Form 10-Q
period 2013-09-30
Alpha Natural Resources, Inc.
filed 2013-11-08
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2013 - 220,955,822

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Coal revenues	$1,028,847	$1,455,702	$3,292,412	$4,660,541
Freight and handling revenues	135,931	154,450	448,316	597,157
Other revenues	26,316	23,657	119,080	158,833
Total revenues	1,191,094	1,633,809	3,859,808	5,416,531
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	988,995	1,259,174	3,082,330	4,080,964
Freight and handling costs	135,931	154,450	448,316	597,157
Other expenses	120,698	13,357	155,479	43,194
Depreciation, depletion and amortization	196,292	238,894	650,021	797,516
Amortization of acquired intangibles, net	2,748	(11,682)	908	(64,480)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	38,899	49,604	120,664	160,626
Asset impairment and restructuring	2,017	13,676	24,358	1,028,610
Goodwill impairment	253,102	—	253,102	1,525,332
Total costs and expenses	1,738,682	1,717,473	4,735,178	8,168,919
Loss from operations	(547,588)	(83,664)	(875,370)	(2,752,388)
Other income (expense):
Interest expense	(62,233)	(47,345)	(182,587)	(139,313)
Interest income	1,008	1,328	3,133	3,749
Gain (loss) on early extinguishment of debt	158	—	(33,039)	—
Miscellaneous income, net	7,277	353	24,131	1,619
Total other expense, net	(53,790)	(45,664)	(188,362)	(133,945)
Loss before income taxes	(601,378)	(129,328)	(1,063,732)	(2,886,333)
Income tax benefit	143,137	83,182	309,022	576,765
Net loss	$(458,241)	$(46,146)	$(754,710)	$(2,309,568)
Basic loss per common share	$(2.07)	$(0.21)	$(3.42)	$(10.49)
Diluted loss per common share	$(2.07)	$(0.21)	$(3.42)	$(10.49)
Weighted average shares - basic	220,960,449	220,417,448	220,850,020	220,167,198
Weighted average shares - diluted	220,960,449	220,417,448	220,850,020	220,167,198

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(458,241)	$(46,146)	$(754,710)	$(2,309,568)
Other comprehensive income (loss), net of tax:
Amortization of and adjustments to employee benefit costs, net of income tax of ($76,795) and ($40,203), and ($81,081) and ($30,028) for the three and nine months ended September 30, 2013 and 2012, respectively	100,753	52,136	109,931	35,127
Change in fair value and settlement of cash flow hedges, net of income tax of $787 and ($7,672), and $2,575 and ($3,292) for the three and nine months ended September 30, 2013 and 2012, respectively	(946)	12,824	(3,998)	5,486
Change in fair value of marketable securities, net of income tax of ($173) and ($35), and $27 and $3 for the three and nine months ended September 30, 2013 and 2012, respectively	300	59	(41)	(5)
Total other comprehensive income, net of tax	100,107	65,019	105,892	40,608
Total comprehensive income (loss)	$(358,134)	$18,873	$(648,818)	$(2,268,960)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$668,102	$730,723
Trade accounts receivable, net	299,950	418,166
Inventories, net	333,111	398,060
Prepaid expenses and other current assets	826,320	786,273
Total current assets	2,127,483	2,333,222
Property, equipment and mine development costs, net	1,897,685	2,219,016
Owned and leased mineral rights and land (net of accumulated depletion of $1,100,281 and $908,416, respectively)	7,194,116	7,428,192
Goodwill, net	308,651	567,665
Other acquired intangibles (net of accumulated amortization of $404,597 and $655,047, respectively)	177,345	228,552
Other non-current assets	391,725	313,159
Total assets	$12,097,005	$13,089,806
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,016	$95,015
Trade accounts payable	224,893	255,191
Accrued expenses and other current liabilities	1,002,415	872,402
Total current liabilities	1,256,324	1,222,608
Long-term debt	3,344,736	3,291,037
Pension and postretirement medical benefit obligations	1,005,163	1,195,187
Asset retirement obligations	813,443	763,482
Deferred income taxes	790,529	971,001
Other non-current liabilities	514,120	678,676
Total liabilities	7,724,315	8,121,991

Commitments and Contingencies (Note 16)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 232.8 million issued and 220.9 million outstanding at September 30, 2013 and 232.2 million issued and 220.6 million outstanding at December 31, 2012	2,328	2,322
Additional paid-in capital	8,130,733	8,075,694
Accumulated other comprehensive income (loss)	(60,706)	(166,598)
Treasury stock, at cost: 11.9 million and 11.6 million shares at September 30, 2013 and December 31, 2012, respectively	(271,654)	(270,302)
Accumulated deficit	(3,428,011)	(2,673,301)
Total stockholders’ equity	4,372,690	4,967,815
Total liabilities and stockholders’ equity	$12,097,005	$13,089,806

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(754,710)	$(2,309,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, accretion and amortization	733,282	878,924
Amortization of acquired intangibles, net	908	(64,480)
Mark-to-market adjustments for derivatives	1,312	(12,820)
Stock-based compensation	18,360	3,945
Goodwill impairment	253,102	1,525,332
Asset impairment and restructuring	24,358	1,028,610
Employee benefit plans, net	43,352	56,033
Loss on early extinguishment of debt	33,039	—
Deferred income taxes	(306,488)	(577,744)
Other, net	(16,020)	(16,271)
Changes in operating assets and liabilities:
Trade accounts receivable, net	118,216	186,737
Inventories, net	61,116	34,826
Prepaid expenses and other current assets	30,728	170,642
Other non-current assets	7,052	(729)
Trade accounts payable	(28,332)	(195,607)
Accrued expenses and other current liabilities	152,816	(342,838)
Pension and postretirement medical benefit obligations	(36,647)	(35,667)
Asset retirement obligations	(31,519)	(37,611)
Other non-current liabilities	(125,346)	13,933
Net cash provided by operating activities	178,579	305,647
Investing activities:
Capital expenditures	(163,129)	(332,592)
Acquisition of mineral rights under federal lease	—	(53,501)
Purchase of equity-method investments	—	(10,100)
Purchases of marketable securities	(738,800)	(419,275)
Sales of marketable securities	680,452	307,137
Other, net	7,075	7,420
Net cash used in investing activities	(214,402)	(500,911)
Financing activities:
Principal repayments of long-term debt	(951,894)	(30,000)
Principal repayments of capital lease obligations	(12,604)	(3,862)
Proceeds from borrowings on long-term debt	964,369	—
Debt issuance costs	(24,317)	(6,737)
Common stock repurchases	(1,352)	(6,985)
Other	(1,000)	(830)
Net cash used in financing activities	(26,798)	(48,414)
Net decrease in cash and cash equivalents	(62,621)	(243,678)
Cash and cash equivalents at beginning of period	730,723	585,882
Cash and cash equivalents at end of period	$668,102	$342,204

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2012, filed March 1, 2013.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; reclamation obligations; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation, reserves for workers’ compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefits (“ASU 2013-11”). The standard requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective for public entities with fiscal periods beginning after December 15, 2013. The Company is already in compliance with this standard.

(2)    Asset Impairment and Restructuring

In connection with plans announced to curtail mining operations and the associated company actions, the Company recorded severance expenses of $(266) and $12,781 and professional fees and other expenses of $393 and $9,687 for the three and nine months ended September 30, 2013, respectively. Additionally, during the three months ended September 30, 2013, the Company tested certain of its long-lived asset groups for impairment due primarily to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates and recorded asset impairment charges totaling $1,890 related to mineral reserves in an asset group in its All Other segment.

During the second quarter of 2012, the Company recorded asset impairment charges totaling $990,923, of which $985,346 was recorded for asset groups in its Eastern Coal Operations segment and $5,577 was recorded for an asset group in the

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Company’s All Other segment. The asset impairment charges reduced the carrying values of mineral reserves by $714,580, property, plant and equipment by $271,827, and other acquired intangibles by $4,516. Additionally, the Company also recorded severance expenses of $7,495 and $22,931, professional fees and other expenses of $5,462 and $7,493, and reserved $719 and $7,263 for advanced royalties and deposits which may not be recoverable for the three and nine months ended September 30, 2012, respectively.

(3)    Goodwill, Net

In connection with the testing of certain of its long-lived assets for impairment (see Note 2), the Company also performed interim goodwill impairment tests during the three months ended September 30, 2013 and during the nine months ended September 30, 2012 and recorded goodwill impairment charges of $253,102 and $1,525,332, respectively, to reduce the carrying value of goodwill to its implied fair value for one reporting unit in its Eastern Coal Operations segment during the three months ended September 30, 2013 and for nine reporting units in its Eastern Coal Operations segment and one reporting unit in its Western Coal Operations segment for the nine months ended September 30, 2012, respectively. Additionally, during the nine months ended September 30, 2013, the Company disposed of $5,912 of goodwill in connection with the contribution of certain assets included in its All Other segment to a joint venture.

The valuation methodology utilized to estimate the fair value of the Company’s reporting units was based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach was based on a discounted cash flow methodology in which expected future net cash flows were discounted to present value, using an appropriate after-tax weighted average cost of capital. The market approach was based on a guideline company and similar transaction approach. Under the guideline company approach, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company’s reporting units were used to estimate the fair value of the reporting units. Under the similar transaction approach, recent merger and acquisition transactions for companies that have similar operations to the Company’s reporting units were used to estimate the fair value of the Company’s reporting units.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Balance as of December 31, 2012	Acquisitions	Impairments/Disposals	Balance as of September 30, 2013
Goodwill:
Eastern operations	$3,024,308	$—	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$3,083,528	$—	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$(2,462,555)	$—	$(253,102)	$(2,715,657)
Western operations	(53,308)	—	—	(53,308)
All other	—	—	(5,912)	(5,912)
Total accumulated impairment losses	$(2,515,863)	$—	$(259,014)	$(2,774,877)

Goodwill, net:
Eastern operations	$561,753	$—	$(253,102)	$308,651
Western operations	—	—	—	—
All other	5,912	—	(5,912)	—
Total goodwill, net	$567,665	$—	$(259,014)	$308,651

	Balance as of December 31, 2011	Acquisitions	Impairments	Balance as of December 31, 2012
Goodwill:
Eastern operations	$3,024,308	$—	$—	$3,024,308
Western operations	53,308	—	—	53,308
All other	5,912	—	—	5,912
Total goodwill	$3,083,528	$—	$—	$3,083,528

Accumulated impairment losses:
Eastern operations	$(802,337)	$—	$(1,660,218)	$(2,462,555)
Western operations	—	—	(53,308)	(53,308)
All other	—	—	—	—
Total accumulated impairment losses	$(802,337)	$—	$(1,713,526)	$(2,515,863)

Goodwill, net:
Eastern operations	$2,221,971	$—	$(1,660,218)	$561,753
Western operations	53,308	—	(53,308)	—
All other	5,912	—	—	5,912
Total goodwill, net	$2,281,191	$—	$(1,713,526)	$567,665

(4)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the nine months ended September 30, 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Balance as of December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance September 30, 2013
Employee benefit costs	$(171,394)	$108,985	$946	$(61,463)
Cash flow hedges	4,755	(972)	(3,026)	757
Available-for-sale marketable securities	41	(103)	62	—
	$(166,598)	$107,910	$(2,018)	$(60,706)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassification during the three and nine months ended September 30, 2013:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Employee benefit costs:
Amortization of actuarial loss	$777	$4,363	(1)
Amortization of prior service credit	(955)	(2,864)	(1)
Other	—	58	(1)
Total before income tax	(178)	1,557
Tax benefit (expense)	73	(611)	Income tax benefit
Total, net of tax	$(105)	$946

Cash flow hedges:
Commodity swaps-coal	$(1,514)	$(3,304)	Coal revenues
Commodity swaps-diesel fuel	(220)	82	Cost of coal sales
Commodity swaps-natural gas	—	(1,866)	Other revenues
Commodity options-natural gas	—	113	Other revenues
Total before income tax	(1,734)	(4,975)
Tax benefit	788	1,949	Income tax benefit
Total, net of tax	$(946)	$(3,026)

Available-for-sale marketable securities:
Unrealized gains and losses	$123	$103	Interest income
Tax expense	(45)	(41)	Income tax benefit
Total, net of tax	$78	$62

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 14.

(5)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Company’s outstanding 3.75% convertible senior notes due 2017 (the “3.75% Convertible Notes”), 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”). As of September 30, 2013 and September 30, 2012, the 2.375% Convertible Notes and the 3.25% Convertible Notes were not convertible. As of September 30, 2013, the 3.75% Convertible Notes were not convertible. The 3.75% Convertible Notes, 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations under certain circumstances and in specified periods. The shares that would be issued to settle the conversion spread are included in the diluted earnings per share calculation when the conversion option is in the money. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6)    Inventories, net

Inventories, net consisted of the following:

	September 30, 2013	December 31, 2012
Raw coal	$38,737	$58,382
Saleable coal	199,460	233,550
Materials, supplies and other, net	94,914	106,128
Total inventories, net	$333,111	$398,060

(7)    Marketable Securities

Short-term marketable securities, included in prepaid expenses and other current assets, consisted of the following:

	September 30, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$97,085	$14	$(2)	$97,097
Corporate debt securities(a)	253,639	29	(44)	253,624
Total short-term marketable securities	$350,724	$43	$(46)	$350,721

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$85,537	$32	$(1)	$85,568
Corporate debt securities(a)	211,852	75	(43)	211,884
Total short-term marketable securities	$297,389	$107	$(44)	$297,452

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities, with maturity dates between one and two years, included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate debt securities(a)	$2,250	$—	$—	$2,250
Mutual funds held in Rabbi Trust(b)	7,277	3,111	(1,558)	8,830
Total long-term marketable securities	$9,527	$3,111	$(1,558)	$11,080

	December 31, 2012
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate debt securities(a)	$754	$1	$—	$755
Mutual funds held in rabbi trust(b)	7,544	2,084	(1,495)	8,133
Total long-term marketable securities	$8,298	$2,085	$(1,495)	$8,888

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	September 30, 2013	December 31, 2012
Plant and mining equipment	$3,720,138	$3,688,516
Mine development	294,813	304,765
Office equipment, software and other	65,288	89,510
Construction in progress	59,828	46,283
Total property, equipment and mine development costs	4,140,067	4,129,074
Less accumulated depreciation and amortization	2,242,382	1,910,058
Total property, equipment and mine development costs, net	$1,897,685	$2,219,016

(9)    Long-Term Debt

Long-term debt consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2013	December 31, 2012
6.25% senior notes due 2021	$700,000	$700,000
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2020	621,875	—
Term loan due 2016	—	540,000
3.75% convertible senior notes due 2017	345,000	—
3.25% convertible senior notes due 2015	305,275	536,162
2.375% convertible senior notes due 2015	102,697	287,500
Other	81,234	86,203
Debt discount	(82,329)	(63,813)
Total long-term debt	3,373,752	3,386,052
Less current portion	(29,016)	(95,015)
Long-term debt, net of current portion	$3,344,736	$3,291,037

Fourth Amended and Restated Credit Agreement

On May 22, 2013, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended and Restated Credit Agreement”) with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time, which amended and restated the Company’s Third Amended and Restated Credit Agreement, dated as of May 19, 2011, as amended June 26, 2012 (the “Existing Credit Agreement”).

The Fourth Amended and Restated Credit Agreement includes a new $625,000 senior secured term loan B facility (the “Term Loan Facility”), which matures on May 22, 2020, amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company’s option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%). The proceeds of the Term Loan Facility were used to repay the entire $525,000 aggregate principal amount of the Company’s outstanding obligations under its existing term loan A facility under the Existing Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes. The Company recorded a loss on early extinguishment of debt of $9,044, primarily related to fees incurred in the transactions that were not capitalizable and the write off of certain outstanding deferred fees.

The principal changes to the Existing Credit Agreement effected by the Fourth Amended and Restated Credit Agreement include increasing the existing senior secured revolving facility from $1,000,000 to $1,100,000 through its maturity date of June 30, 2016 and modifying the financial covenants by:

•
modifying the interest coverage ratio covenant from 2.25 to 1.50 through 2013, from 2.50 to 1.50 during 2014 and from 2.50 to 2.00 from 2015 through the maturity date of the revolving credit facility. Subsequently, on October 2, 2013, the Company entered into an amendment to the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) which eliminated the interest coverage ratio through the end of 2014 and reduced the interest coverage ratio from 2.00 to 1.25 during 2015 and from 2.00 to 1.50 during the first two quarters of 2016;

•eliminating the leverage ratio covenant;

•	extending the applicability of the senior secured leverage ratio of 2.50 through the maturity date of the revolving credit facility; and
•reducing the minimum liquidity covenant, which applies until December 31, 2014, from $500,000 to $300,000;

Additionally, the terms of the Credit Agreement (i) further restrict the ability of the Company and its subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on its capital stock or redeem, repurchase or retire its capital stock; and (ii) require the Company to provide additional collateral to secure the obligations under the Credit Agreement, consisting of receivables previously securing the Second Amended and Restated Receivables Purchase Agreement.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Termination of Account Receivable Securitization Facility

Simultaneously with its entry into the Fourth Amended and Restated Credit Agreement, the Company also terminated the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011 (as amended from time to time, the “A/R Facility”), by and among ANR Receivables Funding, LLC, as seller, Alpha Natural Resources, LLC, as servicer, PNC Bank, National Association, as administrator and LC Bank (as defined therein), and the other parties thereto from time to time. The A/R Facility provided for the issuance of letters of credit in a maximum aggregate amount of $275,000. All previously outstanding letters of credit under the A/R Facility were transferred to the Credit Agreement and were deemed to be issued thereunder. The Company recorded a loss on early extinguishment of debt of $1,358 in connection with the termination, primarily related to the write off of outstanding deferred fees.

3.75% Convertible Senior Notes due 2017

On May 13, 2013, the Company issued $345,000 principal amount of 3.75% Convertible Notes. The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and will mature on December 15, 2017.

The proceeds from the 3.75% Convertible Notes, together with cash on hand, were used to repurchase $225,787 of the Company’s outstanding 3.25% Convertible Notes and $181,403 of the Company’s outstanding 2.375% Convertible Notes. The Company recorded a loss on early extinguishment of debt of $22,795, primarily related to the write off of outstanding debt discounts.

The Company separately accounts for the liability and equity components of the 3.75% Convertible Notes in a manner reflective of its’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the four-year term of the 3.75% Convertible Notes, and provide for an effective interest rate of 8.49%. As of September 30, 2013, the carrying amount of the debt component was $287,337, and the unamortized debt discount was $57,663. As of September 30, 2013, the carrying amount of the equity component was $61,949.

The 3.75% Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of its existing and future senior unsecured indebtedness. The 3.75% Convertible Notes are guaranteed on a senior unsecured basis by each of our current and future wholly owned domestic subsidiaries that guarantee the Company’s obligations under its 9.75% senior notes due 2018. The 3.75% Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of its non-guarantor subsidiaries, including trade payables.

The 3.75% Convertible Notes are convertible in certain circumstances and in specified periods at an initial conversion rate of 99.0589 shares of common stock per $1 of principal amount of notes, subject to adjustment upon the occurrence of certain events set forth in the fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the indenture dated June 1, 2011 (the “Base Indenture” and, together with the Fourth Supplemental Indenture, the “3.75% Convertible Notes Indenture”) governing the 3.75% Convertible Notes, equivalent to an initial conversion price of approximately $10.10 per share of common stock. Upon conversion, the notes may be settled, at the Company’s election, in cash, shares of our common stock or a combination thereof. The Company intends to settle conversions, if any, using a combination of cash and shares.

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

The 3.75% Convertible Notes were not convertible as of September 30, 2013 and, as a result, have been classified as long-term debt as of that date.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

On August 22, 2013, the Company repurchased approximately $3,400 of its outstanding 2.375% Convertible Notes and approximately $5,100 of its outstanding 3.25% Convertible Notes and recorded a gain on early extinguishment of debt of $158.

(10)    Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2013:

Total asset retirement obligations at December 31, 2012	$856,701
Accretion for the period	45,304
Revisions in estimated cash flows	(269)
Expenditures for the period	(31,519)
Total asset retirement obligations at September 30, 2013	$870,217
Less current portion	(56,774)
Long-term portion	$813,443

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$570,500	$570,500	$—	$—
6.00% senior notes due 2019	800,000	666,000	666,000	—	—
9.75% senior notes due 2018(4)	496,214	511,875	511,875	—	—
Term loan due 2020(5)	618,911	608,480	—	608,480	—
3.75% convertible senior notes due 2017(6)	287,337	337,376	337,376	—	—
3.25% convertible senior notes due 2015(2)	296,942	285,432	285,432	—	—
2.375% convertible senior notes due 2015(3)	93,114	95,303	95,303	—	—
Total long-term debt	$3,292,518	$3,074,966	$2,466,486	$608,480	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2012
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$649,110	$649,110	$—	$—
6.00% senior notes due 2019	800,000	755,600	755,600	—	—
9.75% senior notes due 2018(4)	495,161	540,125	540,125	—	—
Term loan due 2016(1)	539,481	537,316	—	537,316	—
3.25% convertible senior notes due 2015(2)	515,901	513,375	513,375	—	—
2.375% convertible senior notes due 2015(3)	249,306	268,094	268,094	—	—
Total long-term debt	$3,299,849	$3,263,620	$2,726,304	$537,316	$—

(1)	Net of debt discount of $519 as of December 31, 2012.

(2)	Net of debt discount of $8,332 and $20,261 as of September 30, 2013 and December 31, 2012, respectively.

(3)	Net of debt discount of $9,584 and $38,194 as of September 30, 2013 and December 31, 2012, respectively.

(4)	Net of debt discount of $3,786 and $4,839 as of September 30, 2013 and December 31, 2012, respectively.

(5)	Net of debt discount of $2,964 as of September 30, 2013.

(6)	Net of debt discount of $57,663 as of September 30, 2013.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$97,097	$97,097	$—	$—
Mutual funds held in Rabbi Trust	$8,830	$8,830	$—	$—
Corporate debt securities	$255,874	$—	$255,874	$—
Forward coal sales	$9,004	$—	$9,004	$—
Commodity swaps	$6,118	$—	$6,118	$—

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

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities and Mutual Funds Held in Rabbi Trust - The fair value is based on observable market data.

6.25% senior notes due 2021, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 3.75% Convertible Notes, 2.375% Convertible Notes, and 3.25% Convertible Notes - The fair value is based on observable market data.

Level 2 Fair Value Measurements

Corporate Debt Securities - The fair values of the Company’s corporate debt securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets. However, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

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

Commodity Options - The fair values of the commodity options were estimated using an option pricing model that incorporates data on the historical volatility of the underlying commodity, the strike price and notional amount of the option, the current market price of the option and a risk free interest rate. The fair values are adjusted for counter-party credit risk, when applicable.

Term Loans due 2016 and 2020 - The fair values of the term loans due 2016 and 2020 were estimated based on market rates of interest offered for debt of similar maturities.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 6% of cost of coal sales for the nine months ended September 30, 2013. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2013, the Company had swap agreements outstanding to hedge the variable cash flows related to 66% and 55% of anticipated diesel fuel usage for the remaining three months of 2013 and calendar year 2014, respectively. The average fixed price for these diesel fuel hedge swaps is $3.03 per gallon and $2.82 per gallon for the remaining three months of 2013 and calendar year 2014, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

		Asset Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Commodity swaps	Prepaid expenses and other current assets	$—	$6,484
Commodity swaps	Other non-current assets	—	4,718
Commodity options	Prepaid expenses and other current assets	—	138
		$—	$11,340

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Commodity swaps	Prepaid expenses and other current assets	$6,718	$—
Commodity swaps	Other non-current assets	1,714	—
Forward coal sales	Prepaid expenses and other current assets	8,876	15,359
Forward coal sales	Other non-current assets	128	—
		$17,436	$15,359

Total asset derivatives		$17,436	$26,699

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Liability Derivatives
Derivatives designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Commodity swaps	Accrued expenses and other current liabilities	$—	$2,457
Commodity swaps	Other non-current liabilities	—	972
		$—	$3,429

Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Commodity swaps	Other non-current liabilities	$770	$—
Forward coal purchases	Accrued expenses and other current liabilities	—	4
Commodity swaps	Accrued expenses and other current liabilities	1,544	693
		$2,314	$697

Total liability derivatives		$2,314	$4,126

The following tables present the gains and losses from derivative instruments for the nine months ended September 30, 2013 and 2012 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2013	2012	2013	2012
Commodity swaps(1) (2) (3)	$3,094	$9,190	$(909)	$14,715
Commodity options(1) (2)	(68)	—	(63)	(39)
	$3,026	$9,190	$(972)	$14,676

(1)	Amounts are recorded as a component of cost of coal sales in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

(3)	Ineffectiveness during the period was immaterial.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Forward coal sales(1)	$(5,149)	$(48,131)	$(6,354)	$5,424
Forward coal purchases(1)	(4)	16,723	4	7,391
Commodity swaps(2)	5,340	625	5,038	377
Interest rate swap(3)	—	(42)	—	(372)
	$187	$(30,825)	$(1,312)	$12,820

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of other expenses in the Condensed Consolidated Statements of Operations.

(3)	Amounts are recorded as a component of interest expense in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are generally reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $3,081, net of tax, to earnings.

During the three months ended September 30, 2013, the Company elected to cease applying hedge accounting to outstanding commodity swaps. Changes in fair value of those derivative instruments are now recorded in earnings. Amounts

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

previously recognized in accumulated other comprehensive income (loss) will be recognized in income when the underlying transactions are consummated.

(13)    Income Taxes

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax benefit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal statutory income tax benefit	$(210,482)	$(45,265)	$(372,306)	$(1,010,217)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(7,062)	(28,255)	(27,909)	(61,157)
State taxes, net of federal tax impact	(9,151)	(10,760)	(19,190)	(32,490)
State statutory tax rate change, net of federal tax impact	(2,524)	—	(2,524)	(6,397)
Non-deductible fines and penalties	1,253	1,085	12,472	2,909
Non-deductible goodwill impairment	88,585	—	88,585	506,634
Change in valuation allowance	(5,070)	(2,048)	2,614	20,706
Other, net	1,314	2,061	9,236	3,247
Income tax benefit	$(143,137)	$(83,182)	$(309,022)	$(576,765)

(14)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit costs (credits) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$8,220	$7,952	$22,673	$24,148
Expected return on plan assets	(10,001)	(9,815)	(28,145)	(28,978)
Amortization of net actuarial loss	205	551	712	1,286
Loss on settlement	—	—	58	—
Net periodic benefit credits	$(1,576)	$(1,312)	$(4,702)	$(3,544)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$3,329	$4,381	$10,612	$12,465
Interest cost	10,183	10,748	29,799	32,923
Amortization of prior service cost (credit)	(955)	104	(2,864)	313
Amortization of net actuarial loss	410	1,749	2,871	3,653
Net periodic benefit cost	$12,967	$16,982	$40,418	$49,354

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$657	$2,080	$2,076	$6,034
Interest cost	1,691	1,384	4,825	4,228
Expected return on plan assets	(30)	(12)	(46)	(39)
Amortization of net actuarial loss	162	—	780	—
Net periodic benefit cost	$2,480	$3,452	$7,635	$10,223

In connection with testing our goodwill for impairment during the three months ended September 30, 2013, the Company remeasured its obligations under its pension plans, other postretirement benefit plans and its black lung obligations. The discount rates for each plan were updated. The weighted average discount rate for all the plans was 4.59%. As a result, the Company decreased its liabilities for its pension plans, other postretirement benefit plans and black lung obligations by $60,267, $107,542 and $9,915, respectively, with an offset recorded in accumulated other comprehensive income (loss).

(15)    Stock-Based Compensation Awards

On May 22, 2013, the Board of Directors authorized an additional 3,600,000 shares of common stock for issuance under the 2012 LTIP Plan. The 2012 LTIP Plan is currently authorized for the issuance of awards of up to 10,000,000 shares of common stock, and as of September 30, 2013, 4,265,659 shares of common stock were available for grant under the plan.

During the nine months ended September 30, 2013, the Company awarded certain of its executives and key employees 1,599,386 time-based restricted share units and 1,531,787 performance-based restricted share units under its existing stock plans. The time-based share units vest, subject to continued employment, ratably over three years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based share units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based restricted share units awarded under the existing stock plans during the nine months ended September 30, 2013 have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At September 30, 2013, the Company had two types of stock-based awards outstanding: restricted share units (both time-based and performance-based) and stock options. Stock-based compensation expense totaled $5,762 and $6,409 for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense totaled $18,360 and $3,945, for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, approximately 73% and 76%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. For the nine months ended September 30, 2013 and 2012, approximately 77% and 15%, respectively, of stock-based compensation expense is reported as selling, general and administrative expenses. Approximately 27% and 24%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended September 30, 2013 and 2012, respectively. Approximately 23% and 85%, of stock-based compensation expense was recorded as cost of coal sales for the nine months ended September 30, 2013 and 2012, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based).  Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost, and these shares are not added back into the pool of shares available for grant of the respective plans. During the nine months ended September 30, 2013 and 2012, the Company repurchased 165,709 and 381,969, respectively, of common shares from employees at an average price paid per share of $8.16 and $18.29, respectively.

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

The Company has obligations for a federal coal lease, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin. The annual installments in the period from 2013 through 2015 of $42,130 are due each November until the obligation is satisfied.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the nine months ended September 30, 2013, the Company recorded a gain of $55,454 in other expenses in the condensed consolidated statement of operations related to the resolution of a contract-related matter.

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

Letters of Credit

As of September 30, 2013, the Company had $150,621 of letters of credit outstanding under its senior secured revolving facility.

(d) Legal Proceedings
The Company’s legal proceedings range from cases brought by a single plaintiff to purported class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

issues to be resolved. As a result, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. Other matters have progressed sufficiently that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods and for which the Company is able to estimate a range of possible loss, the current estimated range is up to $350,000 in excess of the accrued liability (if any) related to those matters. This aggregate range represents the Company’s estimate of additional possible loss in excess of the accrued liability (if any) with respect to these matters and net of third party indemnification arrangements (if any, other than insurance) as described below related to those matters, based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, the Company may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that the Company had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in the Company’s judgment it would be in the best interest of shareholders to do so.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $116,552 and $7,893 during the three months ended September 30, 2013 and 2012, respectively.

Federal Securities Class Actions

Upper Big Branch (“UBB”) Purported Securities Class Action

On April 29, 2010 and May 28, 2010, two purported class actions that were subsequently consolidated into one case were brought against, among others, Massey Energy Company (“Massey”), now the Company’s subsidiary Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”), in the United States District Court for the Southern District of West Virginia in connection with alleged violations of the federal securities laws.  The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that (i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey’s operations and that (ii) Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.  The lead plaintiffs seek a determination that this action is a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

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

In early October 2013, the parties participated in mediation.  The parties have made significant progress toward reaching a tentative understanding to settle the case for $265,000. Additional material terms must still be negotiated.  If a definitive settlement is achieved and approved by the court, the settlement would result in the dismissal of the action.

The Company expects insurance recoveries of approximately $70,000 to help cover the cost of the settlement. In connection with these developments, Alpha recorded an increase in its loss contingency accruals of approximately $115,000 during the three months ended September 30, 2013.  The Company plans to continue settlement discussions in an effort to resolve all outstanding issues, including the form of consideration.  Whether the Company can resolve those issues, and when, remains uncertain.

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the acquisition of Massey by the Company (the “Massey Acquisition”). The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

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
UBB Explosion and Related Investigations and Litigation

On April 5, 2010, before the Massey Acquisition by the Company, an explosion occurred at the UBB mine, resulting in the deaths of 29 miners.  The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues.  Additionally, the United States Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation.  The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012.

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

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement. On November 27, 2012, the defendants filed their motion to dismiss the complaint. The plaintiffs were subsequently granted leave to amend their complaint, which they filed on January 23, 2013, rendering the defendants’ previously filed motion to dismiss moot. On May 10, 2013, the court dismissed the amended complaint. On July 17, 2013, the plaintiffs filed another complaint seeking “criminal restitution” under the Agreement, which defendants moved to dismiss on August 16, 2013. The same plaintiffs filed their appeal of the May dismissal with the United States Court of Appeals for the Fourth Circuit on July 29, 2013. On October 18, 2013, the Court of Appeals dismissed the appeal for lack of jurisdiction. On October 30, 2013, the court granted defendants’ motion to dismiss the complaint filed on July 17, 2013 with prejudice.

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

On May 4, 2012, the Boone County Circuit Court ordered that the remaining personal injury and emotional distress claims continue to be mediated through July 6, 2012. Until that date, a stay was in place for all remaining cases until further order from the court. The stay was lifted on July 6, 2012 but mediation was ordered to continue. On July 20, 2012, the stay was reinstated for discovery-related activities at the request of the United States Attorney and by agreement of the parties. On August 19, 2013, at the request of the United States Attorney, the stay was extended until the earlier of either the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2014. Mediation efforts in August 2012 successfully resolved all but two of the personal injury and emotional distress claims. On June 26, 2013, the court granted the Company’s motion to dismiss in part, dismissing plaintiffs’ claims alleging the tort of outrage and negligent infliction of emotional distress. Two of plaintiffs’ claims remain pending. The Wyoming County lawsuits were settled and dismissed prior to the court ruling on the Company’s motion to transfer.

On April 5, 2012, one of the families of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries, the Company’s CEO and the Company’s Board of Directors.

On June 17, 2013 and August 29, 2013 two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. The Company moved to dismiss both complaints on July 17, 2013 and October 16, 2013 respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Uniform Fraudulent Transfers Act Action

On June 1, 2011, certain of the plaintiffs who filed wrongful death cases filed a complaint against Massey, Massey Coal Services, Inc., Performance Coal Company, and certain individuals in the Circuit Court of Boone County, West Virginia, alleging that the Massey Acquisition represented a fraudulent transfer intended to prevent plaintiffs from recovering damages in their wrongful death actions. Plaintiffs request that the court order defendants to post a bond of at least $500,000. Each plaintiff in this action has agreed to settle their wrongful death cases, as discussed above, and as part of those settlements, has also agreed to dismiss this action. On May 14, 2012, the court entered an order dismissing this case with prejudice.

Derivative and Related Class Action Litigation

UBB-Related Derivatives Actions

A number of purported former Massey stockholders brought lawsuits derivatively, purportedly on behalf of Massey, in West Virginia and Delaware state courts, in connection with the April 5, 2010 explosion at the UBB mine and in connection with claims allegedly arising out of the Massey Acquisition. Certain of these former stockholders also initiated contempt proceedings in West Virginia state court in connection with alleged violations of the settlement of a previous derivative lawsuit. In addition, these and other purported former Massey stockholders have asserted class action claims allegedly arising out of the Massey Acquisition in Delaware and West Virginia state courts and Virginia federal court. These cases are summarized below.

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

On September 29, 2011, the court granted the individual defendants’ motions to dismiss and vacate and ordered that the contempt proceedings be terminated in their entirety.  The plaintiffs appealed the dismissal of the contempt proceedings to the Supreme Court of Appeals of West Virginia. On September 12, 2013, the Supreme Court of Appeals of West Virginia affirmed the September 29, 2011 order granting defendants’ motion to dismiss the contempt petitions.

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

On July 16, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against seven of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief.

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
On April 10, 2013, the Company’s subsidiary Bandmill Coal Co. (“Bandmill”) was served with a complaint from the Sierra Club, and others, alleging discharges of selenium from the site of Bandmill’s former Tower Mountain surface mine into waters of the United States without a proper permit. The Tower Mountain site is closed, the property has been reclaimed and West Virginia regulators previously determined that Bandmill no longer needs a National Pollutant Discharge Elimination System (“NPDES”) permit for the Tower Mountain site at issue. Bandmill was also released from its obligations to monitor and treat

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

water discharging from the site. Bandmill believes it has operated in compliance with all laws and regulations regarding discharges from the Tower Mountain site.
On July 23, 2013, the Company’s subsidiary, Alex Energy, Inc., was served with a complaint alleging that discharges from the PGM No. 1 surface mine into Hardway Branch of Twentymile Creek violated state water quality standards for selenium.
On July 29, 2013, the Company’s subsidiary, Pigeon Creek Processing Co. (“Pigeon Creek”), was notified by environmental groups that they intend to sue Pigeon Creek for discharging selenium from the Stonega impoundment area without the proper authorization in the NPDES permit.
On October 3, 2013, Bandmill was notified by environmental groups that they intend to sue Bandmill for alleged discharges from the Right Hand Fork Surface Mine in connection with state water quality standards for selenium.
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
On February 26, 2013, the Circuit Court of Kanawha County ruled that the contract in dispute in the ACTF litigation, as well as the awarding and implementation of the contract were in violation of West Virginia law. The Company is reviewing the Court’s ruling and evaluating its implications in relation to the NCI Employee Litigation.  The Company believes that NCI has meritorious defenses to the claims asserted in the NCI Employee Litigation.
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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheet at September 30, 2013. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending.

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

In November 2010, Harman plaintiffs re-filed their claims in the Circuit Court of Buchanan County, Virginia, this time solely against A.T. Massey, seeking compensatory damages of approximately $44,000, plus pre- and post-judgment interest and punitive damages. A. T. Massey filed a plea of res judicata, and in December 2011 the Buchanan County Circuit Court granted the plea and dismissed the Harman plaintiffs’ claims. The Harman plaintiffs appealed that decision to the Virginia Supreme Court, and on April 18, 2013, the Virginia Supreme Court reversed the decision of the Buchanan County Circuit Court, finding that res judicata did not bar the Harman plaintiffs’ claims. The matter was remanded to the Buchanan County Circuit Court for further proceedings, and that court has set a trial date in late April 2014.

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

(17)    Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of September 30, 2013, and Eastern Coal Operations, which consists of 60 underground mines and 24 surface mines in Northern and Central Appalachia as of September 30, 2013, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended September 30, 2013 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,050,495	$128,151	$12,448	$1,191,094
Depreciation, depletion, and amortization	$175,767	$13,686	$6,839	$196,292
Amortization of acquired intangibles, net	$3,434	$(690)	$4	$2,748
EBITDA	$(244,689)	$30,478	$(126,902)	$(341,113)
Capital expenditures	$54,725	$1,047	$351	$56,123

Segment operating results and capital expenditures for the three months ended September 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,446,374	$171,982	$15,453	$1,633,809
Depreciation, depletion, and amortization	$215,961	$16,868	$6,065	$238,894
Amortization of acquired intangibles, net	$(15,940)	$3,480	$778	$(11,682)
EBITDA	$123,544	$42,305	$(21,948)	$143,901
Capital expenditures	$80,695	$4,150	$2,503	$87,348
Acquisition of mineral rights under federal lease	$—	$17,393	$—	$17,393

Segment operating results and capital expenditures for the nine months ended September 30, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,451,903	$369,377	$38,528	$3,859,808
Depreciation, depletion, and amortization	$586,486	$40,863	$22,672	$650,021
Amortization of acquired intangibles, net	$2,561	$(1,666)	$13	$908
EBITDA	$(73,936)	$74,276	$(233,689)	$(233,349)
Capital expenditures	$156,934	$4,149	$2,046	$163,129

Segment operating results and capital expenditures for the nine months ended September 30, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$4,899,430	$459,320	$57,781	$5,416,531
Depreciation, depletion, and amortization	$730,894	$47,284	$19,338	$797,516
Amortization of acquired intangibles, net	$(78,067)	$10,472	$3,115	$(64,480)
EBITDA	$(1,978,561)	$25,616	$(64,788)	$(2,017,733)
Capital expenditures	$304,010	$16,927	$11,655	$332,592
Acquisition of mineral rights under federal lease	$—	$53,501	$—	$53,501

The following table presents a reconciliation of EBITDA to net loss:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA	$(341,113)	$143,901	$(233,349)	$(2,017,733)
Interest expense	(62,233)	(47,345)	(182,587)	(139,313)
Interest income	1,008	1,328	3,133	3,749
Income tax benefit	143,137	83,182	309,022	576,765
Depreciation, depletion and amortization	(196,292)	(238,894)	(650,021)	(797,516)
Amortization of acquired intangibles, net	(2,748)	11,682	(908)	64,480
Net loss	$(458,241)	$(46,146)	$(754,710)	$(2,309,568)

The following table presents total assets and goodwill as of September 30, 2013 and December 31, 2012:

	Total Assets		Goodwill
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Eastern Coal Operations	$9,817,222	$10,691,029	$308,651	$561,753
Western Coal Operations	609,905	647,292	—	—
All Other	1,669,878	1,751,485	—	5,912
Total	$12,097,005	$13,089,806	$308,651	$567,665

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $517,872 and $1,716,565, or approximately 43% and 44%, respectively, of total revenues for the three and nine months ended September 30, 2013, respectively. Export revenues totaled $639,977 and $2,296,369, or approximately 39%, and 42%, respectively, of total revenues for the three and nine months ended September 30, 2012, respectively.

(18)    Guarantor and Non-Guarantor Information

The Company has issued Senior Notes and 3.75% Convertible Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”). The Company’s Non-Guarantor Subsidiaries are comprised of ANR Receivables Funding, LLC, Alpha Coal India Private Limited, Gray Hawk Insurance Company and Rockridge Coal Company, which were not guarantors of the Senior Notes or the 3.75% Convertible Notes and would not be guarantors of the New Notes.

As the Company’s parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the subsidiaries of the parent company other than the subsidiary guarantors are minor as of September 30, 2013, separate consolidated financial statements and other disclosures are not presented because management believes that such information would not be material to holders of the Senior Notes, the 3.75% Convertible Notes or any New Notes or related guarantees that may be issued by the Company.

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

•	changes in safety and health laws and regulations and their implementation, and the ability to comply with such changes;

•	competition in coal markets;

•	regulatory and court decisions;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	global economic, capital market or political conditions, including a prolonged economic downturn in the markets in which we operate and disruptions in worldwide financial markets;

•	the outcome of pending or potential litigation or governmental investigations, including with respect to the Upper Big Branch explosion;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	inherent risks of coal mining beyond our control, and our ability to fully utilize our energy assets;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	the inability of our third-party coal suppliers to make timely deliveries and the refusal by our customers to receive coal under agreed contract terms;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor;

•	funding for and changes in postretirement benefit obligations, pension obligations, including multi-employer pension plans, and federal and state black lung obligations;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	reclamation, water treatment and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in coal supplies;

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

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	indemnification of certain obligations not being met;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	restrictive covenants in our secured credit facility and the indentures governing our outstanding debt securities;

•	certain terms of our outstanding debt securities, including any conversions of our convertible senior debt securities, that may adversely impact our liquidity;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	goodwill impairment charges; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, the Quarterly Report on Form 10-Q for the three months ended June 30, 2013, the Quarterly Report on Form 10-Q for the three months ended March 31, 2013, and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are one of America’s premier coal suppliers, operating 86 mines and 24 coal preparation and load-out facilities as of September 30, 2013 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 11,000 employees. We produce, process, and sell steam and metallurgical coal from our operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

During the three months ended September 30, 2013, we tested our long-lived assets and goodwill for impairment due to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates. We recorded $253.1 million in goodwill impairment expense related to a reporting unit in our Eastern Coal Operations. Additionally, during 2013, we idled certain mines located in West Virginia in response to weak market conditions and recorded asset impairment and restructuring expenses of $24.4 million, of which $12.8 million was for severance and related benefits, $9.7 million for professional fees and other expenses and $1.9 million for other asset impairment expenses.

On July 15, 2013, we announced that production was suspended at our Cumberland mine due to adverse geological conditions in the mine’s headgate area. On August 15, 2013, we announced that production had resumed. The longwall production outage and a longer than scheduled longwall move at the Cumberland mine is estimated to have reduced third quarter 2013 Eastern steam coal shipments by approximately 700,000 tons.

For the three and nine months ended September 30, 2013, sales of steam coal were 16.8 million tons and 50.6 million tons, respectively, and accounted for approximately 77% and 76% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2012, sales of steam coal were 23.1 million tons and 67.5 million tons, respectively, and accounted for approximately 83% and 81% of our coal sales volume. For the three and nine months ended September 30, 2013, sales of metallurgical coal, which generally sells at a premium over steam coal, were 5.0 million tons and 15.7 million tons, respectively, and accounted for approximately 23% and 24% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2012, sales of metallurgical coal were 4.9 million tons and 15.4 million tons and accounted for approximately 17% and 19% of our coal sales volume.

Our sales of steam coal for the three and nine months ended September 30, 2013 and 2012 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and nine months ended September 30, 2013, approximately 43% and 44%, respectively, of our total revenues were derived from coal sales made to customers outside the United States, compared to 39% and 42%, respectively, for the three and nine months ended September 30, 2012.

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia and our coal brokerage activities. Western Coal Operations consists of two PRB mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; revenues and royalties from the sale of coalbed methane and natural gas extraction; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

Coal Pricing Trends, Uncertainties and Outlook

After reaching what appears to have been a low point in the third quarter of 2013, market conditions for metallurgical coal have begun to improve as evidenced by the $7 per metric tonne increase in the fourth quarter Asian benchmark price for Australian hard coking coal (the “benchmark”) announced at $152 per metric tonne in September. The increase likely reflects the combination of a year-over-year increase in Chinese seaborne metallurgical coal imports during the first nine months of 2013 and widespread production cutbacks worldwide since the beginning of 2012. The strong growth in Chinese seaborne imports is likely attributable to China’s year-to-date growth in steel production, along with pricing arbitrage as domestic production has been nearly flat and Mongolian imports have fallen while seaborne imports are on pace to increase in 2013. China is currently on pace to account for an estimated 22 percent of the world’s seaborne consumption of metallurgical coal in 2013, and the incremental growth in China’s seaborne imports has essentially absorbed all incremental export growth from Australia where shipment volumes have increased due to recovery from earlier storm impacts, the completion of new mining complexes and producers’ attempts to contain costs and recapture market share by maximizing metallurgical coal shipments.

Gradual recovery in Europe has resulted in slowly increasing demand for metallurgical coal in the Western hemisphere after two years of contraction, which should bode well for U.S. producers supplying metallurgical coal into the Atlantic basin. The current benchmark, although above the recent apparent low point, remains at levels that strain profitability or render uneconomical a portion of the world’s metallurgical coal production. In light of demand growth in China and signs of growth emerging in the Atlantic market, together with current pricing levels, most analysts are forecasting a gradual rise in metallurgical coal prices over the coming quarters; however, any slowdown in Chinese demand could adversely impact a gradually improving supply/demand environment in the near-term.

Domestic utility inventories continued to trend lower during the third quarter of 2013. Importantly, inventory levels as measured by days of burn are now below average at utilities served by both Northern Appalachian (“NAPP”) and the PRB coals. The decreasing inventory levels point to improving supply/demand dynamics which could lead to healthier market conditions in the near to intermediate-term. However, pricing currently remains constrained in both regions. In the PRB, pricing remains constrained due to latent capacity, and, while supply and demand for NAPP coal appears to be in a state of relative balance, pricing remains constrained due to the availability of relatively low-cost coal from other regions, primarily from the Illinois basin.

Inventories of Central Appalachian (“CAPP”) thermal coals have also been decreasing but remain elevated as of the end of September 2013 compared with the five-year historical average. However, most CAPP thermal coal production remains out of the money relative to natural gas at today’s prices, and demand for CAPP thermal coal continues to decline with some utility companies recently announcing plans to decrease reliance on CAPP coal. We continue to believe that a significant portion of the decreased consumption of CAPP thermal coal is structural, driven by fuel switching in favor of gas, coal-fired plant retirements that are disproportionately impacting the regions served by CAPP coal, and encroachment of other lower cost coals, such as from the Illinois Basin. In light of decreased demand for CAPP thermal coals, we have significantly reduced our production of CAPP thermal coal beginning in 2012 and continuing through the most recent quarter. In addition to contracting activity in the domestic utility market, we have recently placed approximately four million tons of CAPP thermal coal for 2014 with various European customers at prices tied to the API 2 index. As a result of these actions, Alpha’s current level of CAPP thermal coal production is approaching a level that is anticipated to be sustainable, at least for the current contracting horizon.

For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A “Risk Factors.”

Results of Operations

EBITDA is defined as net income (loss) plus interest expense, income tax expense, depreciation, depletion, and amortization, and amortization of acquired intangibles, net, less interest income and income tax benefit. EBITDA is not a financial measure recognized under accounting principles generally accepted in the United States (“GAAP”). It is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. Because EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss	$(458,241)	$(46,146)	$(754,710)	$(2,309,568)
Interest expense	62,233	47,345	182,587	139,313
Interest income	(1,008)	(1,328)	(3,133)	(3,749)
Income tax benefit	(143,137)	(83,182)	(309,022)	(576,765)
Depreciation, depletion and amortization	196,292	238,894	650,021	797,516
Amortization of acquired intangibles, net	2,748	(11,682)	908	(64,480)
EBITDA	$(341,113)	$143,901	$(233,349)	$(2,017,733)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Summary

Total revenues decreased $442.7 million, or 27%, for the three months ended September 30, 2013 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $426.9 million and decreased freight and handling revenues of $18.5 million, partially offset by increased other revenues of $2.7 million. The decrease in coal revenues was due primarily to lower eastern and western steam coal sales volumes and lower average coal sales realization per ton for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $272.1 million, or 33%, and decreased metallurgical coal revenues of $154.7 million, or 24%. The decrease in freight and handling revenues was due primarily to decreased export shipments and decreased freight rates. The increase in other revenues was due primarily to changes in fair value adjustments for derivatives, partially offset by decreased contract buy-out revenues.

Net loss increased $412.1 million for the three months ended September 30, 2013 compared to the prior year period. The increase was largely due to goodwill impairment expenses of $253.1 million, the decreased coal revenues discussed above, and increased other expense, net of $8.1 million, partially offset by decreased asset impairment and restructuring expenses of $11.6 million, decreases in certain operating costs and expenses, which are described below, of $201.7 million, increased other revenues discussed above, and increased income tax benefits of $60.0 million.

The decrease in certain operating costs and expenses of $201.7 million consisted of decreased cost of coal sales of $270.1 million, or 21%, decreased depreciation, depletion and amortization expenses of $42.6 million, or 18%, and decreased selling, general and administrative expenses of $10.7 million, or 22%, partially offset by increased expenses for amortization of acquired intangibles, net of $14.4 million, and increased other expenses of $107.3 million.

Coal sales volumes decreased 6.1 million tons, or 22%, compared to the prior year period. The decrease in coal sales volumes was due primarily to decreases of 3.1 million tons for each of eastern steam and western steam coal. The decreases in eastern and western steam coal volumes were due primarily to decreased demand and the impacts of planned production curtailments and mine idlings implemented during 2012 and 2013.

The consolidated average coal sales realization per ton for the three months ended September 30, 2013 was $47.09 compared to $52.12 in the prior year period, a decrease of $5.03 per ton, or 10%. The decrease was largely attributable to decreases of $35.23 per ton, or 27%, $3.19 per ton, or 5%, and $0.29 per ton, or 2%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $94.73 and $63.21, respectively, for the three months ended September 30, 2013 compared to $129.96 and $66.40 in the prior year period. The average coal sales realization per ton for western steam coal was $12.58 for the three months ended September 30, 2013 compared to $12.87 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 5% for the three months ended September 30, 2013 compared to 15% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 2% and 26%, respectively, for the three months ended September 30, 2013 compared to 13% and 27% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $2.47 for the three months ended September 30, 2013 compared to $7.73 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $1.77 and $3.29, respectively, for the three months ended September 30, 2013 compared to $11.56 and $3.47 in the prior year period.

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$425,097	$653,948	$(228,851)	(35)%
Western steam	126,865	170,160	(43,295)	(25)%
Metallurgical	476,885	631,594	(154,709)	(24)%
Freight and handling revenues	135,931	154,450	(18,519)	(12)%
Other revenues	26,316	23,657	2,659	11%
Total revenues	$1,191,094	$1,633,809	$(442,715)	(27)%
Tons sold:
Eastern steam	6,726	9,849	(3,123)	(32)%
Western steam	10,087	13,219	(3,132)	(24)%
Metallurgical	5,034	4,860	174	4%
Total	21,847	27,928	(6,081)	(22)%
Coal sales realization per ton:
Eastern steam	$63.21	$66.40	$(3.19)	(5)%
Western steam	$12.58	$12.87	$(0.29)	(2)%
Metallurgical	$94.73	$129.96	$(35.23)	(27)%
Average	$47.09	$52.12	$(5.03)	(10)%

Coal revenues. Coal revenues decreased $426.9 million, or 29%, for the three months ended September 30, 2013 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $228.9 million, or 35%, which consisted of decreased domestic coal revenues of $216.8 million, or 38%, and decreased export coal revenues of $12.1 million, or 16%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand and the impacts of production curtailments and mine idlings implemented during 2012 and 2013, the impact of a temporary shut down of our Cumberland longwall mine due to difficult mining conditions and geological factors and a longer than expected longwall move, and lower coal sales realization per ton. Eastern steam coal shipments decreased 3.1 million tons, which consisted of decreased domestic shipments of 2.9 million tons, or 34%, and decreased export shipments of 0.2 million tons, or 14%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $63.66 per ton compared to $67.02 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $60.78 per ton compared to $62.01 per ton in the prior year period.

Total metallurgical coal revenues decreased $154.7 million, or 24%, which consisted of decreased export coal revenues of $95.7 million, or 22%, and decreased domestic coal revenues of $59.0 million, or 29%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weaker market conditions and lower demand, as well as the mix of coal qualities sold as a larger portion of lower quality metallurgical tons were sold in the three months ended September 30, 2013 compared to the prior year period. Metallurgical coal shipments increased 0.2 million tons from the prior year period, which consisted primarily of increased export shipments. Coal sales realization per ton for metallurgical export sales was $88.75 per ton compared to $118.61 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $112.06 per ton compared to $162.64 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of the impacts of production curtailments and a decrease of $0.29 in average coal sales realization per ton due to decreased demand and weak market conditions. Western coal sales volumes decreased 3.1 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 23% and 77%, respectively, for the three months ended September 30, 2013 compared with 17% and 83% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 46% and 54%, respectively, for the three months ended September 30, 2013 compared with 43% and 57%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $135.9 million for the three months ended September 30, 2013, a decrease of $18.5 million, or 12%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues increased $2.7 million, or 11%, and other expenses increased $107.3 million, or 804%, for the three months ended September 30, 2013 compared to the prior year period, resulting in a net decrease to income from operations of $104.6 million. The net decrease was due primarily to changes in fair value adjustments for derivatives and an increase in loss contingency accruals for litigation (See Note 16 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q regarding litigation).

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$988,995	$1,259,174	$(270,179)	(21)%
Freight and handling costs	135,931	154,450	(18,519)	(12)%
Other expenses	120,698	13,357	107,341	804%
Depreciation, depletion and amortization	196,292	238,894	(42,602)	(18)%
Amortization of acquired intangibles, net	2,748	(11,682)	14,430	124%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	38,899	49,604	(10,705)	(22)%
Asset impairment and restructuring	2,017	13,676	(11,659)	(85)%
Goodwill impairment	253,102	—	253,102	NM
Total costs and expenses	$1,738,682	$1,717,473	$21,209	1%
Cost of coal sales per ton:[1]
Eastern Coal Operations	$74.93	$75.84	$(0.91)	(1)%
Western Coal Operations	$9.29	$9.40	$(0.11)	(1)%
Average	$44.62	$44.39	$0.23	1%
EBITDA:
Eastern Coal Operations	$(244,689)	$123,544	$(368,233)	(298)%
Western Coal Operations	$30,478	$42,305	$(11,827)	(28)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $270.2 million, or 21%, for the three months ended September 30, 2013 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased labor and benefit expenses related to production curtailments, decreased expenses related to mine idlings implemented during 2012 and the first half of 2013, other cost control measures and decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $42.6 million, or 18%, for the three months ended September 30, 2013 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower thermal coal production and decreased depreciation expense related to lower capital expenditures over the last twelve months compared to the same time period in the prior year.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $14.4 million, or 124%, for the three months ended September 30, 2013 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $10.7 million, or 22%, for the three months ended September 30, 2013 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of lower headcount related to our restructuring efforts, and decreased professional fees.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $2.0 million for the three months ended September 30, 2013 and consisted primarily of a write down of certain mineral reserves in our All Other segment. Asset impairment and restructuring expenses were $13.7 million for the three months ended September 30, 2012 and consisted primarily of severance and related benefits, professional fees and other expenses. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill impairment. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $14.9 million, or 31%, during the three months ended September 30, 2013 compared to the prior year period due primarily to the issuance of 9.75% senior notes in October 2012 and 3.75% convertible notes in May 2013.

Income taxes. Income tax benefit of $143.1 million was recorded for the three months ended September 30, 2013 on a loss before income taxes of $601.4 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment, partially offset by the impact of the percentage depletion allowance, state income taxes, net of federal tax impact and a change in the valuation allowance.

Income tax benefit of $83.2 million was recorded for the three months ended September 30, 2012 on a loss before income taxes of $129.3 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and state income taxes, net of federal tax impact.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $368.2 million for the three months ended September 30, 2013 compared to the prior year period. The decrease in EBITDA was largely due to goodwill impairment expenses of $253.1 million, decreased coal margin per ton of $9.79, or 85%, partially offset by decreased selling, general and administrative expenses of $15.5 million, decreased asset impairment and restructuring expenses of $5.4 million, increased other revenues of $8.1 million and increased other miscellaneous income, net of $6.6 million. The decrease in coal margin per ton was due primarily to the decreased steam coal sales volumes and decreased steam and metallurgical coal revenues discussed above. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $10.70, or 12%, partially offset by decreased cost of coal sales per ton of $0.91. During the three months ended September 30, 2013, cost of coal sales per ton was negatively impacted by reduced shipments and increased costs per ton as a result of a temporary shut down of our Cumberland longwall mine due to difficult mining conditions and geological factors and a longer than expected longwall move.

Western Coal Operations - EBITDA decreased $11.8 million, or 28%, for the three months ended September 30, 2013 compared to the prior year period. The decrease in EBITDA was due to decreased coal margin per ton of $0.18, or 5%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.29, or 2%, partially offset by decreased cost of coal sales per ton of $0.11, or 1%.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Summary

Total revenues decreased $1,556.7 million, or 29%, for the nine months ended September 30, 2013 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $1,368.1 million, decreased freight and handling revenues of $148.8 million, and decreased other revenues of $39.8 million. The decrease in coal revenues was due primarily to lower eastern and western steam coal sales volumes and lower average coal sales realization per ton for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $874.5 million and decreased metallurgical coal revenues of $493.6 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and fewer export shipments. The decrease in other revenues was due primarily to changes in derivative contracts accounted for at fair value, decreased terminal revenue and decreased revenues from natural gas sales.

Net loss decreased $1,554.9 million for the nine months ended September 30, 2013 compared to the prior year period. The decrease was largely due to decreased goodwill impairment expenses of $1,272.2 million, decreased asset impairment and restructuring expenses of $1,004.2 million and decreased certain operating costs and expenses, which are described below, of $1,008.4 million, partially offset by decreased income tax benefits of $267.7 million, decreased coal and other revenues discussed above, and increased other miscellaneous expense, net of $54.4 million.

The decrease in certain operating costs and expenses of $1,008.4 million consisted of decreased cost of coal sales of $998.6 million, or 24%, decreased depreciation, depletion and amortization expenses of $147.5 million, or 18%, and decreased selling, general and administrative expenses of $40.0 million, or 25%, partially offset by decreased credits to expense for amortization of acquired intangibles, net of $65.4 million and increased other expenses of $112.3 million.

Coal sales volumes decreased 16.6 million tons, or 20%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 10.6 million and 6.3 million tons of eastern steam and western steam coal, respectively, partially offset by an increase of 0.3 million tons of metallurgical coal. The decreases in eastern and western steam coal were due primarily to decreased demand and the impacts of planned production curtailments and mine idlings implemented during 2012 and the first half of 2013.

The consolidated average coal sales realization per ton for the nine months ended September 30, 2013 was $49.65 compared to $56.24 in the prior year period, a decrease of $6.59 per ton, or 12%. The decrease was largely attributable to decreases of $34.45 per ton, or 26%, and $3.81 per ton, or 6%, in metallurgical and eastern steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $99.70 and $62.51, respectively, for the nine months ended September 30, 2013 compared to $134.15 and $66.32 in the prior year period. The average coal sales realization per ton for western steam coal was $12.67 for the nine months ended September 30, 2013 compared to $12.92 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 8% for the nine months ended September 30, 2013 compared to 14% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 6% and 23%, respectively, for the nine months ended September 30, 2013 compared to 13% and 20%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $3.79 for the nine months ended September 30, 2013 compared to $7.70 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $4.49 and $2.88, respectively, for the nine months ended September 30, 2013 compared to $11.49 and $2.53 in the prior year period.

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,361,387	$2,146,788	$(785,401)	(37)%
Western steam	365,188	454,334	(89,146)	(20)%
Metallurgical	1,565,837	2,059,419	(493,582)	(24)%
Freight and handling revenues	448,316	597,157	(148,841)	(25)%
Other revenues	119,080	158,833	(39,753)	(25)%
Total revenues	$3,859,808	$5,416,531	$(1,556,723)	(29)%
Tons sold:
Eastern steam	21,779	32,368	(10,589)	(33)%
Western steam	28,825	35,152	(6,327)	(18)%
Metallurgical	15,705	15,353	352	2%
Total	66,309	82,873	(16,564)	(20)%
Coal sales realization per ton:
Eastern steam	$62.51	$66.32	$(3.81)	(6)%
Western steam	$12.67	$12.92	$(0.25)	(2)%
Metallurgical	$99.70	$134.15	$(34.45)	(26)%
Average	$49.65	$56.24	$(6.59)	(12)%

Coal revenues. Coal revenues decreased $1,368.1 million, or 29%, for the nine months ended September 30, 2013 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $785.4 million, or 37%, which consisted of decreased domestic coal revenues of $733.0 million, or 39%, and decreased export coal revenues of $52.4 million, or 19%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand and the impacts of production curtailments and mine idlings implemented during 2012 and 2013, the impact of a temporary shut down of our Cumberland longwall mine due to difficult mining conditions and geological factors, a longer than expected longwall move and lower coal sales realization per ton. Eastern steam coal shipments decreased 10.6 million tons, which consisted of decreased domestic shipments of 9.9 million tons, or 36%, and decreased export shipments of 0.7 million tons, or 15%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $63.30 per ton compared to $67.11 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $58.78 per ton, compared to $61.43 per ton in the prior year period.

Total metallurgical coal revenues decreased $493.6 million, or 24%, which consisted of decreased export coal revenues of $396.9 million, or 27%, and decreased domestic coal revenues of $96.7 million, or 17%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weaker market conditions and lower demand, as well as the mix of coal qualities as a larger portion of lower quality metallurgical coal volumes were sold in the nine months ended September 30, 2013 compared to the prior year period. Metallurgical coal shipments increased 0.3 million tons, which consisted of increased domestic shipments of 0.4 million tons and decreased export shipments of 0.1 million tons compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $92.69 per ton compared to $126.42 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $120.18 per ton, compared to $159.02 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of decreased demand and the impacts of production curtailments. Western coal sales volumes decreased 6.3 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 24% and 76%, respectively, for the nine months ended September 30, 2013 compared with 19% and 81% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 48% and 52%, respectively, for the nine months ended September 30, 2013 compared with 44% and 56%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $448.3 million for the nine months ended September 30, 2013, a decrease of $148.8 million, or 25%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $39.8 million, or 25%, and other expenses increased $112.3 million for the nine months ended September 30, 2013 compared to the prior year period, resulting in a net decrease to income from operations of $152.1 million. The net decrease was due primarily to changes in fair value adjustments for derivatives, an increase in loss contingency accruals for litigation (See Note 16 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q regarding litigation), decreased royalty income and lower transportation-related income.

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$3,082,330	$4,080,964	$(998,634)	(24)%
Freight and handling costs	448,316	597,157	(148,841)	(25)%
Other expenses	155,479	43,194	112,285	260%
Depreciation, depletion and amortization	650,021	797,516	(147,495)	(18)%
Amortization of acquired intangibles, net	908	(64,480)	65,388	101%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	120,664	160,626	(39,962)	(25)%
Asset impairment and restructuring	24,358	1,028,610	(1,004,252)	(98)%
Goodwill impairment	253,102	1,525,332	(1,272,230)	(83)%
Total costs and expenses	$4,735,178	$8,168,919	$(3,433,741)	(42)%
Cost of coal sales per ton:[1]
Eastern coal operations	$73.60	$76.65	$(3.05)	(4)%
Western coal operations	$9.79	$10.39	$(0.60)	(6)%
Average	$45.86	$48.54	$(2.68)	(6)%
EBITDA:
Eastern Coal Operations	$(73,936)	$(1,978,561)	$1,904,625	96%
Western Coal Operations	$74,276	$25,616	$48,660	190%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $998.6 million, or 24%, for the nine months ended September 30, 2013 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased supplies and maintenance expenses, decreased purchased coal expenses, decreased merger-related expenses, decreased labor and benefit expenses related to production curtailments, decreased expenses related to mine idlings implemented during 2012 and 2013, other cost control measures, and decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, partially offset by increased expenses for regulatory matters.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $147.5 million, or 18%, for the nine months ended September 30, 2013 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower coal production and lower depletion rates at certain mines that recorded asset impairment charges during 2012 and decreased depreciation expense related to lower capital expenditures over the last twelve months compared to the same time period in the prior year period.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $65.4 million, or 101%, for the nine months ended September 30, 2013 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to decreased amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $40.0 million, or 25%, for the nine months ended September 30, 2013 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of lower headcount, decreased merger-related expenses, partially offset by increased stock compensation expenses due to the reversal of stock compensation expenses in the second quarter of 2012 related to performance-based awards.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $24.4 million for the nine months ended September 30, 2013 and consisted primarily of severance and related benefits and professional fees related to consulting. Asset impairment and restructuring expenses were $1,028.6 million for the nine months ended September 30, 2012 and consisted primarily of asset impairment expenses of $990.9 million and restructuring expenses of $37.7 million related to severance and related benefits, professional fees and other expenses. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Goodwill impairment. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies.

Interest expense. Interest expense increased $43.3 million, or 31%, during the nine months ended September 30, 2013 compared to the prior year period due primarily to the issuance of 9.75% senior notes in October 2012 and 3.75% convertible notes in May, 2013.

Income taxes. Income tax benefit of $309.0 million was recorded for the nine months ended September 30, 2013 on a loss before income taxes of $1,063.7 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment and certain other non-deductible expenses, partially offset by the impact of the percentage depletion allowance and state income taxes, net of federal tax impact.

Income tax benefit of $576.8 million was recorded for the nine months ended September 30, 2012 on a loss before income taxes of $2,886.3 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment and changes to the valuation allowance, partially offset by the impact of the percentage depletion allowance and state income taxes, net of federal tax impact.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $1,904.6 million, or 96%, for the nine months ended September 30, 2013 compared to the prior year period. The increase in EBITDA was largely due to decreased asset impairment and restructuring expenses of $993.5 million, decreased goodwill impairment expenses of $1,218.9 million, decreased selling, general and administrative expenses of $30.5 million, decreased other expense of $42.9 million, and increased other miscellaneous income, net of $22.4 million, partially offset by decreased coal margin per ton of $7.00, or 61%, and decreased other revenues. The decrease in coal margin per ton was due primarily to the decreased steam coal sales volumes and decreased steam and metallurgical coal revenues discussed above. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $10.05, or 11%, partially offset by decreased cost of coal sales per ton of $3.05, or 4%. The decrease in cost of coal sales per ton was due primarily to lower volumes of purchased coal, the impact of idling higher cost mines during 2012 and 2013, and other cost control measures. Despite the decrease in cost of coal sales per ton, during the nine months ended September 30, 2013, cost of coal sales per ton was negatively impacted by reduced shipments and increased costs per ton as a result of a temporary shut down of our Cumberland longwall mine due to difficult mining conditions and geological factors and a longer than expected longwall move. The decrease in selling, general and administrative expenses was due primarily to lower headcount and cost control measures. The decrease in other revenues and other expenses was due primarily to changes in fair value adjustments for derivatives and contractual settlement-related revenues and expenses. The increase in other miscellaneous income was primarily due to increased income recorded for equity investments.

Western Coal Operations - EBITDA increased $48.7 million, or 190%, for the nine months ended September 30, 2013 compared to the prior year period. The increase in EBITDA was due primarily to goodwill impairment expenses of $53.3 million recorded in the prior year period and increased coal margin per ton of $0.35, or 14%. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $0.60, or 6%, partially offset by decreased average coal sales realization per ton of $0.25. The decrease in cost of coal sales per ton was due primarily to cost control measures and mining a higher proportion of coal owned in fee for which there is no production royalty expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements (see “Long-Term Debt - Amendment to Fourth Amended and Restated Credit Agreement”), and to a much lesser extent, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Fourth Amended and Restated Credit Agreement as amended on October 2, 2013 (the “Credit Agreement”) will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At September 30, 2013, we had total liquidity of $1,970.5 million, including cash and cash equivalents of $668.1 million, marketable securities of $353.0 million and $949.4 million of unused commitments available under our Credit Agreement’s revolving credit facility, after giving effect to $150.6 million of letters of credit outstanding as of September 30, 2013, subject to limitations described in our Credit Agreement.

Weak market conditions and depressed coal prices have resulted in operating losses and decreased cash flows from operations. If market conditions do not improve, we expect our liquidity to be adversely affected. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations continue to exceed cash generated from our operations.

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

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We have not made any pension contributions during the first nine months of 2013 and anticipate minimal contributions during the remainder of the year.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. On October 7th, 2013, Moody’s Investors Service downgraded our ratings, including our Corporate Family Rating (CFR) to B2 from B1, and indicated a stable outlook. The speculative grade liquidity (SGL) rating remains unchanged at SGL-2. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk.

In early October, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. The parties made significant progress toward reaching a tentative understanding to settle the case for $265 million. Additional material terms must still be negotiated. If a definitive settlement is achieved and approved by the court, the settlement would result in the dismissal of the action. We expect insurance recoveries of approximately $70 million to help cover the cost of the settlement. In connection with these developments, we recorded an increase in our loss contingency accruals of approximately $115 million in the third quarter of 2013. We plan to continue settlement discussions in an effort to resolve all outstanding issues, including the form of consideration. Whether we can resolve those issues, and when, remains uncertain.

Cash Flows

Cash and cash equivalents decreased by $62.6 million for the nine months ended September 30, 2013. The net change in cash and cash equivalents was attributable to the following:

	Nine Months Ended September 30,
	2013	2012
Cash Flows (in thousands):
Net cash provided by operating activities	$178,579	$305,647
Net cash used in investing activities	(214,402)	(500,911)
Net cash used in financing activities	(26,798)	(48,414)
Net decrease in cash and cash equivalents	$(62,621)	$(243,678)

Net cash provided by operating activities for the nine months ended September 30, 2013 was $178.6 million compared to $305.6 million for the nine months ended September 30, 2012. The decrease in cash provided by operating activities in the first nine months of 2013 as compared to the first nine months of 2012 is primarily due to a decrease in cash earnings, as well as changes in working capital.

Net cash used in investing activities for the nine months ended September 30, 2013 was $214.4 million, a decrease of $286.5 million from the $500.9 million of net cash used in investing activities during the nine months ended September 30, 2012. The primary uses of cash for investing activities for the nine months ended September 30, 2013 included $163.1 million of capital expenditures and $738.8 million of purchases of marketable securities, partially offset by cash generated from sales of marketable securities of $680.5 million.

Net cash used in financing activities for the nine months ended September 30, 2013 was $26.8 million compared to net cash used in financing activities of $48.4 million for the nine months ended September 30, 2012. The primary uses of cash for financing activities for the nine months ended September 30, 2013 included principal repayments of long-term debt of $951.9 million, cash paid for debt issuance costs of $24.3 million, and capital lease principal payments of $12.6 million, partially offset by cash proceeds of $342.5 million from the issuance of our 3.75% convertible senior notes due 2017 and cash proceeds of $621.9 million from the issuance of our term loan due 2020.

Long-Term Debt

Amendment to Fourth Amended and Restated Credit Agreement
On October 2, 2013, we entered into an amendment to the Company’s Fourth Amended and Restated Credit Agreement which eliminated the interest coverage ratio through the end of 2014, and modified the interest coverage ratio from 2.00 to 1.25 during 2015 and from 2.00 to 1.50 during the first two quarters of 2016.

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015
On August 22, 2013, we repurchased approximately $3.4 million of our outstanding 2.375% Convertible Notes and approximately $5.1 million of our outstanding 3.25% Convertible Notes.

As of September 30, 2013, our total long-term indebtedness consisted of the following (in thousands):

September 30, 2013
6.25% senior notes due 2021	$700,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2020	621,875
3.75% convertible senior notes due 2017	345,000
3.25% convertible senior notes due 2015	305,275
2.375% convertible senior notes due 2015	102,697
Other	81,234
Debt discount	(82,329)
Total long-term debt	$3,373,752
Less current portion	(29,016)
Long-term debt, net of current portion	$3,344,736

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of September 30, 2013. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended September 30, 2013	Required Covenant Levels;
Minimum Adjusted EBITDA to cash interest ratio	3.9x	1.5x
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	(.11)x	2.5x
Minimum consolidated liquidity (in thousands)	$1,970,452	$300,000

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

	Three Months Ended				Twelve Months Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
	(In thousands)
Net loss	$(127,578)	$(110,788)	$(185,681)	$(458,241)	$(882,288)
Interest expense	58,834	59,401	60,953	62,233	241,421
Interest income	376	(1,026)	(1,099)	(1,008)	(2,757)
Income tax expense (benefit)	26,769	(76,358)	(89,527)	(143,137)	(282,253)
Amortization of acquired intangibles, net	(5,858)	(5,431)	3,591	2,748	(4,950)
Depreciation, depletion and amortization	240,059	239,013	214,716	196,292	890,080
EBITDA	$192,602	$104,811	$2,953	$(341,113)	$(40,747)
Non-cash charges (1) (2)	218,557	20,611	73,815	389,270	702,253
Other adjustments (1) (3)	40,747	12,121	20,805	4,681	78,354
Adjusted EBITDA	$451,906	$137,543	$97,573	$52,838	$739,860

(1)	Calculated in accordance with the Credit Agreement.

(2)
Includes $253.1 million for the three months ended September 30, 2013 and $188.2 million for the three months ended December 31, 2012 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in the Annual Report on Form 10-K for the year ending December 31, 2012 and the goodwill impairment described elsewhere in this Quarterly Report on Form 10-Q.

(3)
Includes $2.0 million for the three months ended September 30, 2013, $11.3 million for the three months ended June 30, 2013, $11.1 million for the three months ended March 31, 2013, and $40.3 million for the three months ended December 31, 2012 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2012 and asset impairment and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended September 30, 2013 is calculated as follows (in thousands):

Interest expense	$241,421
Less interest income	(2,757)
Less non-cash interest expense	(53,920)
Plus pro forma interest	6,452
Net cash interest expense (1)	$191,196

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity is calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, marketable securities and unused revolving credit facility commitments available under our Credit Agreement. As of September 30, 2013, we had available liquidity of $2.0 billion, including cash and cash equivalents of $668.1 million, marketable securities of $353.0 million and $0.9 billion of unused revolving credit facility commitments available under our Credit Agreement.

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

As of September 30, 2013, we had outstanding surety bonds with a total face amount of $430.0 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $150.6 million of letters of credit in place under our Credit Agreement. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Credit Agreement for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Our coal purchase commitments total $15.3 million for the remainder of 2013. We entered into capital leases during the nine months ended September 30, 2013 which have principal payments of $0.7 million in the remainder of 2013, $2.7 million in 2014, $2.8 million in 2015, and $0.7 million in 2016. We have minimum amounts due under transportation agreements of $67.1 million in 2014-2015, $87.8 million in 2016-2017 and $304.3 million after 2017. In May 2013, we issued $345.0 million of 3.75% Convertible Notes and entered into a $625.0 million Term Loan B due 2020, which amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company’s option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%) and repaid the outstanding principal amount of $525.0 million of our Term Loan A. There have been no other significant changes as of September 30, 2013 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2013 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended September 30, 2013, due primarily to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates, we determined that an indicator of impairment of certain of our long-lived asset groups may exist. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended September 30, 2013, we determined that the undiscounted cash flows were greater than the carrying value for all our long-lived asset groups with the exception of one asset group located in our All Other segment. We recorded an asset impairment of approximately $2.0 million to write down the value of the mineral reserves for this asset group. The undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

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

The valuation methodology utilized in step one to estimate the fair value of the reporting units is based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital (discount rate). The market approach is based on a guideline company and similar transaction methodology. Under the guideline company approach, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the reporting units. Under the similar transaction approach, recent merger and acquisition transactions for companies that have similar operations to the Company’s reporting units are used to estimate the fair value of the Company’s reporting units.

The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. However, coal prices are influenced by global market conditions beyond our control. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our reporting units. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. However, the costs of the materials and supplies used in our production process such as steel, diesel fuel and explosives are influenced by global market conditions beyond our control. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our reporting units. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our reporting units. For a further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Due to longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates, we performed an interim goodwill impairment test during the three months ended September 30, 2013 and recorded $253.1 million of goodwill impairment expense to write down the carrying value of goodwill to its implied fair value for a reporting unit in our Eastern Coal Operations segment.

As of September 30, 2013, the Company’s goodwill totaled $308.7 million, all of which relates to one reporting unit within our Eastern Coal Operations. Continued global economic weakness and in particular further deterioration or continued weakness for an extended period of time in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described above, could lead to a reduction in the fair value of the reporting unit. Accordingly, the goodwill associated with this reporting unit may be at risk for further impairment charges.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we analyze both positive and negative evidence. Such evidence includes objective evidence obtained from our historical earnings, future sales commitments, outlooks on the coal industry by us and third parties, expected level of future earnings (with sensitivities on expectations considered), timing of temporary difference reversals, ability or inability to meet forecasted earnings, unsettled industry circumstances, ability to utilize net operating losses, available tax planning strategies, limitations on deductibility of temporary differences, and the impact of the alternative minimum tax on the utilization of deferred tax assets. The valuation allowance is monitored and reviewed quarterly. If our conclusions change in the future regarding the realization of a portion or all of our deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of September 30, 2013, we were in a net deferred tax liability position with tax computed at regular tax rates on gross temporary differences. Deferred tax assets related to minimum tax credit carryforwards and federal and state net operating losses partially offset the net deferred tax liability related to gross temporary differences. If deferred tax assets related to alternative minimum tax credit carryforwards and federal net operating loss carryforwards increase relative to our net deferred tax liability related to gross temporary differences, we may be required to establish additional valuation allowances.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 18, 2013, we had sales commitments for approximately 100% of planned shipments for 2013, 1% of which is unpriced. Additionally, we have recently placed approximately four million tons of CAPP thermal coal for 2014 with various European customers at prices tied to the API 2 index. These market-priced contracts expose us to changes in market prices which we may seek to offset, in part or in whole, by entering into derivative instruments. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 14.0 million gallons of diesel fuel for the last three months of 2013 and 45.7 million gallons of diesel fuel for 2014. Through our derivative swap contracts, we have fixed prices for approximately 66% and 55% of our expected diesel fuel needs for the remaining three months of 2013 and for the year of 2014, respectively. If the price of diesel fuel were to decrease during the remaining three months of 2013, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of September 30, 2013, our term loan due 2020 under the Credit Agreement had an outstanding balance of $618.9 million, net of debt discount of $3.0 million. The current portion of the term loan due in the next twelve months was $6.3 million. A 50 basis point increase or decrease in interest rates would increase or decrease our interest expense by $1.1 million.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
July 1, 2013 through July 31, 2013	19,905	$5.49	—	500,002
August 1, 2013 through August 31, 2013	146	$5.44	—	500,002
September 1, 2013 through September 30, 2013	1,036	$6.06	—	500,002
	21,087		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended September 30, 2013, the Company issued 63,796 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 21,087 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: November 8, 2013	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

10.1
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of October 2, 2013, among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (incorporated herein by reference to exhibit 10.1 of Alpha’s Current Report on Form 8-K filed on October 2, 2013).

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