Form 10-Q
period 2014-03-31
Alpha Natural Resources, Inc.
filed 2014-05-08
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2014 - 221,347,759

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Coal revenues	$952,820	$1,140,389
Freight and handling revenues	134,202	157,167
Other revenues	24,751	36,035
Total revenues	1,111,773	1,333,591
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	896,584	1,011,841
Freight and handling costs	134,202	157,167
Other expenses	15,194	6,999
Depreciation, depletion and amortization	200,295	239,013
Amortization of acquired intangibles, net	9,279	(5,431)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	41,197	43,626
Asset impairment and restructuring	9,499	11,076
Total costs and expenses	1,306,250	1,464,291
Loss from operations	(194,477)	(130,700)
Other income (expense):
Interest expense	(64,962)	(59,401)
Interest income	616	1,026
Loss on early extinguishment of debt	(1,804)	—
Gain on exchange of equity method investment	250,331	—
Miscellaneous income, net	1,156	1,929
Total other income (expense), net	185,337	(56,446)
Loss before income taxes	(9,140)	(187,146)
Income tax (expense) benefit	(46,558)	76,358
Net loss	$(55,698)	$(110,788)
Basic loss per common share	$(0.25)	$(0.50)
Diluted loss per common share	$(0.25)	$(0.50)
Weighted average shares - basic	221,154,062	220,741,805
Weighted average shares - diluted	221,154,062	220,741,805

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(55,698)	$(110,788)
Other comprehensive income (loss), net of tax:
Amortization of employee benefit costs, net of income tax of $344 and ($203) for the three months ended March 31, 2014 and 2013, respectively	(554)	735
Change in fair value and settlement of cash flow hedges, net of income tax of $600 and ($940) for the three months ended March 31, 2014 and 2013, respectively	(910)	1,605
Change in fair value of marketable securities, net of income tax of ($20,354) and $60 for the three months ended March 31, 2014 and 2013, respectively	30,915	(102)
Total other comprehensive income, net of tax	29,451	2,238
Total comprehensive loss	$(26,247)	$(108,550)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$533,113	$619,644
Trade accounts receivable, net	368,898	287,655
Inventories, net	303,920	304,863
Short-term marketable securities	393,911	337,069
Prepaid expenses and other current assets	438,199	439,193
Total current assets	2,038,041	1,988,424
Property, equipment and mine development costs, net	1,681,674	1,798,648
Owned and leased mineral rights and land (net of accumulated depletion of $1,227,124 and $1,167,912, respectively)	7,095,069	7,157,506
Goodwill, net	308,651	308,651
Other acquired intangibles (net of accumulated amortization of $438,025 and $422,737, respectively)	143,177	158,465
Other non-current assets	567,091	387,564
Total assets	$11,833,703	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,335	$29,169
Trade accounts payable	254,466	234,951
Accrued expenses and other current liabilities	1,006,540	978,695
Total current liabilities	1,290,341	1,242,815
Long-term debt	3,366,178	3,398,434
Pension and postretirement medical benefit obligations	994,270	990,124
Asset retirement obligations	730,189	728,575
Deferred income taxes	946,439	901,552
Other non-current liabilities	456,340	465,892
Total liabilities	7,783,757	7,727,392

Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 233.3 million issued and 221.3 million outstanding at March 31, 2014 and 232.8 million issued and 221.0 million outstanding at December 31, 2013	2,333	2,328
Additional paid-in capital	8,190,586	8,185,222
Accumulated other comprehensive income (loss)	(27,697)	(57,148)
Treasury stock, at cost: 12.0 million and 11.8 million shares at March 31, 2014 and December 31, 2013, respectively	(272,779)	(271,737)
Accumulated deficit	(3,842,497)	(3,786,799)
Total stockholders’ equity	4,049,946	4,071,866
Total liabilities and stockholders’ equity	$11,833,703	$11,799,258

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(55,698)	$(110,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	228,630	266,340
Amortization of acquired intangibles, net	9,279	(5,431)
Mark-to-market adjustments for derivatives	(760)	5,347
Stock-based compensation	5,371	5,734
Asset impairment and restructuring	9,499	11,076
Employee benefit plans, net	14,353	14,522
Loss on early extinguishment of debt	1,804	—
Gain on exchange of equity-method investment	(250,331)	—
Deferred income taxes	45,738	(78,224)
Other, net	9,865	(830)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(81,243)	15,918
Inventories, net	943	(19,651)
Prepaid expenses and other current assets	(30,138)	22,186
Other non-current assets	8,614	8,411
Trade accounts payable	32,044	(1,014)
Accrued expenses and other current liabilities	23,077	35,812
Pension and postretirement medical benefit obligations	(8,714)	(8,713)
Asset retirement obligations	(11,506)	(11,356)
Other non-current liabilities	(4,788)	(83,941)
Net cash provided by (used in) operating activities	(53,961)	65,398
Investing activities:
Capital expenditures	(39,718)	(44,186)
Purchases of marketable securities	(153,648)	(258,633)
Sales of marketable securities	95,164	132,211
Proceeds from exchange of equity-method investment, net	96,732	—
Other, net	1,511	4,205
Net cash provided by (used in) investing activities	41	(166,403)
Financing activities:
Principal repayments of long-term debt	(27,145)	(15,000)
Principal repayments of capital lease obligations	(4,423)	(3,385)
Common stock repurchases	(1,043)	(938)
Net cash used in financing activities	(32,611)	(19,323)
Net decrease in cash and cash equivalents	(86,531)	(120,328)
Cash and cash equivalents at beginning of period	619,644	730,723
Cash and cash equivalents at end of period	$533,113	$610,395

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed February 28, 2014.

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

Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 to conform to the current year presentation.

(2)    Asset Impairment and Restructuring

During the three months ended March 31, 2014, the Company recorded severance expenses of $734, other expenses of ($32), and recorded impairment expenses of $8,797 related to certain assets included in the Company’s other non-current assets and the Company’s All Other category.

For the three months ended March 31, 2013, the Company recorded severance expenses of $7,073 and professional fees and other expenses of $4,003.

(3)    Goodwill, Net

The Company performed an interim goodwill impairment test during the three months ended March 31, 2014 due to indicators that the fair value of a reporting unit within its Eastern Coal Operations may have been below its carrying value. No additional goodwill impairment was recorded as a result of the interim test.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Balance December 31, 2013	Impairments/Disposals	Balance March 31, 2014
Goodwill:
Eastern operations	$3,024,308	$—	$3,024,308

Accumulated impairment losses:
Eastern operations	$(2,715,657)	$—	$(2,715,657)

Goodwill, net:
Eastern operations	$308,651	$—	$308,651

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(4)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013:

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2014
Employee benefit costs	$(59,102)	$—	$(554)	$(59,656)
Cash flow hedges	1,941	—	(910)	1,031
Available-for-sale marketable securities	13	30,916	(1)	30,928
	$(57,148)	$30,916	$(1,465)	$(27,697)

	Balance December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2013
Employee benefit costs	$(171,394)	$389	$346	$(170,659)
Cash flow hedges	4,755	3,256	(1,651)	6,360
Available-for-sale marketable securities	41	(98)	(4)	(61)
	$(166,598)	$3,547	$(1,309)	$(164,360)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassification during the three months ended March 31, 2014 and 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2014	2013
Employee benefit costs:
Amortization of actuarial loss	$57	$1,503	(1)
Amortization of prior service credit	(955)	(954)	(1)
Total before income tax	(898)	549
Tax (expense) benefit	344	(203)	Income tax (expense) benefit
Total, net of tax	$(554)	$346

Cash flow hedges:
Commodity swaps-coal	$(1,153)	$(1,182)	Coal revenues
Commodity swaps-diesel fuel	(357)	(780)	Cost of coal sales
Commodity swaps-natural gas	—	(640)	Other revenues
Commodity options-natural gas	—	(16)	Other revenues
Total before income tax	(1,510)	(2,618)
Tax benefit	600	967	Income tax (expense) benefit
Total, net of tax	$(910)	$(1,651)

Available-for-sale marketable securities:
Unrealized gains and losses	$(1)	$(7)	Interest income
Tax benefit	—	3	Income tax (expense) benefit
Total, net of tax	$(1)	$(4)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 16.

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

(6)    Inventories, net

Inventories, net consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2014	December 31, 2013
Raw coal	$46,338	$39,830
Saleable coal	167,350	171,240
Materials, supplies and other, net	90,232	93,793
Total inventories, net	$303,920	$304,863

(7)    Marketable Securities

In 2010, the Company entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of Alpha’s Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, the Company, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to transfer its 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300,000, consisting of $100,000 of cash and $200,000 of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed the Offering, and on the same date, issued the Company 9,523,810 shares of common stock and paid $100,000 in cash. The shares of Rice Energy are subject to customary lockup provisions which expire on July 22, 2014. The exchange of interest in Alpha Shale resulted in a gain of $250,331. The Rice Energy common stock is accounted for as an available for sale marketable security and reported within other non-current assets on the Condensed Consolidated Balance Sheet as of March 31, 2014.

Short-term marketable securities consisted of the following:

	March 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$103,919	$12	$(2)	$103,929
Corporate debt securities(a)	290,037	27	(82)	289,982
Total short-term marketable securities	$393,956	$39	$(84)	$393,911

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$81,484	$17	$(4)	$81,497
Corporate debt securities(a)	255,567	49	(44)	255,572
Total short-term marketable securities	$337,051	$66	$(48)	$337,069

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities, with maturity dates between one and two years, included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$200,000	$51,333	$—	$251,333
Mutual funds held in Rabbi Trust(b)	7,610	3,997	(1,774)	9,833
Total long-term marketable securities	$207,610	$55,330	$(1,774)	$261,166

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Mutual funds held in rabbi trust(b)	$7,261	$3,637	$(1,568)	$9,330

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2014	December 31, 2013
Prepaid insurance	$18,882	$12,273
Insurance and indemnification receivables (1)	224,170	195,228
Notes and other receivables	18,406	10,381
Deferred income taxes - current	98,494	118,757
Deferred long wall move expenses	12,434	10,766
Refundable income taxes	18,459	19,708
Derivative financial instruments	9,032	8,898
Prepaid freight	15,772	26,445
Deposits	9,058	13,671
Other prepaid expenses	13,492	23,066
Total prepaid expenses and other current assets	$438,199	$439,193
(1) See Note 10.

(9)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	March 31, 2014	December 31, 2013
Plant and mining equipment	$3,755,867	$3,731,282
Mine development	300,879	299,334
Office equipment, software and other	61,185	61,000
Construction in progress	48,045	62,457
Total property, equipment and mine development costs	4,165,976	4,154,073
Less accumulated depreciation and amortization	2,484,302	2,355,425
Total property, equipment and mine development costs, net	$1,681,674	$1,798,648

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Wages and employee benefits	$108,106	$117,561
Current portion of asset retirement obligations	74,084	70,851
Taxes other than income taxes	120,333	123,361
Freight	10,340	4,650
Current portion of self insured workers’ compensation obligations	14,189	14,189
Interest payable	64,072	22,321
Derivative financial instruments	1,576	634
Current portion of postretirement medical benefit obligations	46,675	46,678
Deferred revenue	40,271	41,250
Litigation (1)	443,598	447,214
Other	83,296	89,986
Total accrued expenses and other current liabilities	$1,006,540	$978,695
(1) The Company has recorded related receivables of $224,170 and $195,228 from insurance coverage and indemnifications in prepaid expenses and other current assets as of March 31, 2014 and December 31, 2013, respectively.

(11)    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
6.25% senior notes due 2021	$700,000	$700,000
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2020	618,750	620,313
4.875% convertible senior notes due 2020	345,000	345,000
3.75% convertible senior notes due 2017	345,000	345,000
3.25% convertible senior notes due 2015	112,131	128,182
2.375% convertible senior notes due 2015	47,290	65,889
Other	69,039	73,305
Debt discount	(141,697)	(150,086)
Total long-term debt	3,395,513	3,427,603
Less current portion	(29,335)	(29,169)
Long-term debt, net of current portion	$3,366,178	$3,398,434

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the three months ended March 31, 2014, the Company completed the repurchase of approximately $18,599 of its outstanding 2.375% Convertible Notes and approximately $16,051 of its outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $1,804.

(12)    Asset Retirement Obligations

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2014:

Total asset retirement obligations at December 31, 2013	$799,426
Accretion for the period	14,076
Revisions in estimated cash flows	2,277
Expenditures for the period	(11,506)
Total asset retirement obligations at March 31, 2014	$804,273
Less current portion	(74,084)
Long-term portion	$730,189

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$532,000	$532,000	$—	$—
6.00% senior notes due 2019	800,000	618,000	618,000	—	—
9.75% senior notes due 2018(1)	496,872	480,313	480,313	—	—
Term loan due 2020(2)	616,009	610,388	—	610,388	—
4.875% convertible senior notes due 2020(3)	266,358	282,038	282,038	—	—
3.75% convertible senior notes due 2017(4)	293,163	292,595	292,595	—	—
3.25% convertible senior notes due 2015(5)	109,880	112,120	112,120	—	—
2.375% convertible senior notes due 2015(6)	44,192	46,583	46,583	—	—
Total long-term debt	$3,326,474	$2,974,037	$2,363,649	$610,388	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	December 31, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$602,000	$602,000	$—	$—
6.00% senior notes due 2019	800,000	694,872	694,872	—	—
9.75% senior notes due 2018(1)	496,547	560,250	560,250	—	—
Term loan due 2020(2)	617,460	617,291	—	617,291	—
4.875% convertible senior notes due 2020(3)	264,283	372,606	372,606	—	—
3.75% convertible senior notes due 2017(4)	290,219	360,956	360,956	—	—
3.25% convertible senior notes due 2015(5)	125,142	126,904	126,904	—	—
2.375% convertible senior notes due 2015(6)	60,647	65,882	65,882	—	—
Total long-term debt	$3,354,298	$3,400,761	$2,783,470	$617,291	$—

(1)	Net of debt discount of $3,128 and $3,453 as of March 31, 2014 and December 31, 2013, respectively.

(2)	Net of debt discount of $2,741 and $2,853 as of March 31, 2014 and December 31, 2013, respectively.

(3)	Net of debt discount of $78,642 and $80,717 as of March 31, 2014 and December 31, 2013, respectively.

(4)	Net of debt discount of $51,837 and $54,781 as of March 31, 2014 and December 31, 2013, respectively.

(5)	Net of debt discount of $2,251 and $3,040 as of March 31, 2014 and December 31, 2013, respectively.

(6)	Net of debt discount of $3,098 and $5,242 as of March 31, 2014 and December 31, 2013, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$103,929	$103,929	$—	$—
Mutual funds held in Rabbi Trust	$9,833	$9,833	$—	$—
Corporate equity securities	$251,333	$251,333	$—	$—
Corporate debt securities	$289,982	$—	$289,982	$—
Forward coal sales	$1,978	$—	$1,978	$—
Forward coal purchases	$(16)	$—	$(16)	$—
Commodity swaps	$6,008	$—	$6,008	$—

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

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities, Corporate Equity Securities and Mutual Funds Held in Rabbi Trust - The fair value is based on observable market data.

6.25% senior notes due 2021, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 4.875% Convertible Notes, 3.75% Convertible Notes, 2.375% Convertible Notes, and 3.25% Convertible Notes (collectively, the “Convertible Notes”) - The fair value is based on observable market data.

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

Term Loan due 2020 - The fair value of the term loan due 2020 is estimated based on market rates of interest offered for debt of similar maturities.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 6% of cost of coal sales for the three months ended March 31, 2014. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2014, the Company had swap agreements outstanding to hedge the variable cash flows related to 51% and 39% of anticipated diesel fuel usage for the remaining nine months of 2014 and calendar year 2015, respectively. The average fixed price for these diesel fuel hedge swaps is $2.83 per gallon and $2.75 per gallon for the remaining nine months of 2014 and calendar year 2015, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

The Company enters into coal sales agreements for steam coal with customers outside of the U.S. A portion of these steam coal contracts contain clauses that tie the price of the coal to be sold to the API-2 Coal Index. As part of the Company’s overall risk management strategy, the Company may enter into swap agreements with financial institutions to mitigate the risk of price volatility for its coal sales that are tied to the API-2 Coal Index. The terms of the swap agreements allow the Company to receive a fixed price and pay a floating price, which provides a fixed price per ton of coal, excluding transportation and other variable items that are included in the total price of the coal. As of March 31, 2014, the Company had swap agreements outstanding for approximately 680 tons of coal at an average price of $82.29.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2014	December 31, 2013
Commodity swaps	Prepaid expenses and other current assets	$7,054	$8,898
Commodity swaps	Other non-current assets	572	1,772
Forward coal sales	Prepaid expenses and other current assets	1,978	—
Total asset derivatives		$9,604	$10,670

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2014	December 31, 2013
Commodity swaps	Other non-current liabilities	$58	$31
Commodity swaps	Accrued expenses and other current liabilities	1,560	236
Forward coal sales	Accrued expenses and other current liabilities	—	398
Forward coal purchases	Accrued expenses and other current liabilities	16	—
Total liability derivatives		$1,634	$665

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2014 and 2013 and their location within the Condensed Consolidated Financial Statements:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings		Gain (loss) recorded in accumulated other comprehensive income (loss)
	2014	2013	2014	2013
Commodity swaps(1) (3)	$910	$1,641	$—	$3,320
Commodity options(2) (3)	—	10	—	(64)
	$910	$1,651	$—	$3,256

(1)
For the three months ended March 31, 2014, amounts included in cost of coal sales and coal revenues. For the three months ended March 31, 2013, amounts included in cost of coal sales, other revenues and coal revenues.

(2)	Amounts are recorded in other revenues in the Condensed Consolidated Statements of Operations.

(3)	Net of tax.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended March 31,
	2014	2013
Forward coal sales(1)	$2,376	$(5,597)
Forward coal purchases(1)	(16)	3
Commodity swaps(2)	(1,600)	247
	$760	$(5,347)

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($1,294), net of tax, to earnings.

(15)    Income Taxes

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2014	2013
Federal statutory income tax benefit	$(3,199)	$(65,501)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(9,230)	(11,692)
State taxes, net of federal tax impact	4,452	(6,266)
Stock-based compensation	3,144	3,161
Change in valuation allowance	50,118	2,083
Other, net	1,273	1,857
Income tax expense (benefit)	$46,558	$(76,358)

Under ASC 740-270, “Income Taxes - Interim Reporting”, a company should calculate an estimated annual effective tax rate and apply the estimated tax rate to the year-to-date operating results. If a company is unable to make a reliable estimate of the annual effective tax rate, then the actual effective tax rate for the year-to-date period should be used as the best estimate of the annual effective tax rate (the “discrete method”). For the quarter ended March 31, 2014, the Company concluded that the use of the discrete method was more appropriate than the estimated annual effective tax rate method due to the sensitivity of the change in valuation allowance resulting from changes in deferred tax balances and their related reversal timing.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The Company recorded an increase of $50,118 to its deferred tax asset valuation allowance during the three months ended March 31, 2014. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years, and tax planning strategies to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

(16)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit credits are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost	$6,028	$7,696
Expected return on plan assets	(7,339)	(9,222)
Amortization of net actuarial loss	—	492
Net periodic benefit credit	$(1,311)	$(1,034)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$3,684	$3,603
Interest cost	10,484	9,722
Amortization of prior service credit	(955)	(955)
Amortization of net actuarial loss	—	1,037
Net periodic benefit cost	$13,213	$13,407

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Service cost	$694	$771
Interest cost	1,724	1,396
Expected return on plan assets	(24)	(18)
Amortization of net actuarial loss	57	—
Net periodic benefit cost	$2,451	$2,149

(17)    Stock-Based Compensation Awards

The 2012 LTIP Plan is currently authorized for the issuance of awards of up to 10,000,000 shares of common stock, and as of March 31, 2014, 1,373,271 shares of common stock were available for grant under the plan.

During the three months ended March 31, 2014, the Company awarded certain of its executives and key employees 1,318,887 time-based restricted share units and 1,301,473 performance-based restricted share units under its existing stock plans. Additionally, during the three months ended March 31, 2014, the Company also awarded certain of its executives and key employees 2,055,561 time-based restricted cash units and 1,301,473 performance-based restricted cash units which are accounted for as liability awards and subject to variable accounting. The liability totaled $739 as of March 31, 2014.

The time-based units vest, subject to continued employment, ratably over three years or cliff vest after three years (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based units cliff vest after three years, subject to continued employment and the satisfaction of the performance criteria (with accelerated vesting upon a change of control and certain retirement scenarios). The performance-based units have the potential to be distributed from 0% to 200% of the awarded amount, depending on the actual results versus the pre-established performance criteria over the three-year period.

At March 31, 2014, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance based), and stock options. Stock-based compensation expense totaled $6,110 and $5,734 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, approximately 71% and 81%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses. Approximately 29% and 19%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended March 31, 2014 and 2013, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the three months ended March 31, 2014 and 2013, the Company repurchased 188,229 and 97,649, respectively, of common shares from employees at an average price paid per share of $5.54 and $9.61, respectively.

(18)    Commitments and Contingencies

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

The Company has obligations for a federal coal lease, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin. The annual installments in the period from 2014 through 2015 of $42,130 are due each November until the obligation is satisfied.

The Company also has obligations under certain coal transportation agreements that contain minimum quantities to be shipped each year. Minimum amounts due under these contracts for the remainder of 2014, 2015, 2016, 2017, 2018 and beyond are $2,682, $40,642, $59,402, $17,540, $19,656 and $279,556 respectively.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the three months ended March 31, 2013, the Company recorded a gain of ($55,454) in other expenses in the Condensed Consolidated Statement of Operations related to the resolution of a contract-related matter.

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

Letters of Credit

As of March 31, 2014, the Company had $133,559 of letters of credit outstanding under its senior secured revolving facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $1,254 and $50,675 during the three months ended March 31, 2014 and 2013, respectively.

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

The defendants filed a motion to dismiss the action on October 19, 2012, and the plaintiff filed an opposition to that motion on November 2, 2012. On November 5, 2012, the federal court remanded the case back to the Boone County Circuit Court (without ruling on the pending motion to dismiss). The plaintiff filed an amended complaint in the Boone County Circuit Court on February 6, 2013. The defendants filed motions to dismiss the amended complaint on March 22, 2013 and March 29, 2013. On March 27, 2014, the Boone County Circuit Court held a hearing regarding the motions to dismiss. The motions remain pending. The Boone County Circuit Court has set a preliminary trial date of June 24, 2014.
On April 25, 2014, the named plaintiff in the West Virginia Circuit Court action described above filed a second complaint in Greene County, Pennsylvania, Court of Common Pleas, again asserting claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the Massey Acquisition.  The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial.

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

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement. On November 27, 2012, the defendants filed their motion to dismiss the complaint. The plaintiffs were subsequently granted leave to amend their complaint, which they filed on January 23, 2013. On May 10, 2013, the court dismissed the amended complaint. On July 17, 2013, the plaintiffs filed another complaint seeking “criminal restitution” under the Agreement, which defendants moved to dismiss on August 16, 2013. The same plaintiffs filed their appeal of the May dismissal with the United States Court of Appeals for the Fourth Circuit on July 29, 2013. On October 18, 2013, the Court of Appeals dismissed the appeal for lack of jurisdiction. On October 30, 2013, the court granted defendants’ motion to dismiss the complaint filed on July 17, 2013 with prejudice. The plaintiffs have appealed this dismissal order.

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

On June 17, 2013 and August 29, 2013, two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. The Company moved to dismiss both complaints on July 17, 2013 and October 16, 2013, respectively. The motions remain pending.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court. The court approved the stipulation and entered the stay that same day. The court has extended the stay several times; most recently, on February 4, 2014, the court further extended the existing discovery stay until the earlier of the completion of the United States’ criminal investigation of the UBB explosion or July 15, 2014.

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

On May 9, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against two of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief. In 2014, the Court entered partial summary judgment against one of the subsidiaries.

On May 15, 2012, the West Virginia Department of Environmental Protection filed a civil enforcement action against the Company’s subsidiary Riverside Energy Company, LLC, in McDowell County Circuit Court in West Virginia seeking civil penalties and injunctive relief based on alleged discharge of selenium in excess of permitted levels. This case is likely to be mooted by the Consent Decree, which is discussed below.

On July 16, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against seven of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief. In 2014, the Court entered partial summary judgment against one of the subsidiaries.

On December 31, 2012 and January 2, 2013, two separate environmental groups filed citizen’s suits in federal court in the Western District of Pennsylvania against Emerald Coal Resources, L.P., and other of the Company’s subsidiaries, alleging violations of the terms of the subsidiaries’ water discharge permits. The first of these cases has since been voluntarily dismissed by the plaintiffs. The plaintiffs in the remaining case seek a civil penalty as well as injunctive relief. This case is likely to be mooted by the Consent Decree.
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
On July 29, 2013, the Company’s subsidiary, Pigeon Creek Processing Co. (“Pigeon Creek”), was notified by environmental groups that they intend to sue Pigeon Creek for discharging selenium from the Stonega impoundment area without the proper authorization in the NPDES permit. To date, no suit has been filed in this matter.
On October 3, 2013, Bandmill was notified by environmental groups that they intend to sue Bandmill for alleged discharges from the Right Hand Fork Surface Mine in connection with state water quality standards for selenium. To date, no suit has been filed in this matter.
On March 5, 2014, Alpha entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that the Alpha’s mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, Alpha agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that Alpha will pay $27,500 in civil penalties, to be divided among the federal government and state agencies. The Consent Decree is not effective until it is entered by the Court after expiration of a public comment period.
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
On November 14, 2013, the Circuit Court of Kanawha County granted NCI’s Motion to Certify Questions of Law to the Supreme Court of Appeals of West Virginia, where the case is now pending. Briefing before the Supreme Court of Appeals of West Virginia has been completed, but oral argument has not yet been scheduled and is expected to occur later in 2014, with a decision possibly late this year or early in 2015.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet at March 31, 2014. The appeal of the judgments in the Alexander-Pederson-Helig cases remains pending.

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

In November 2010, Harman plaintiffs re-filed their claims in the Circuit Court of Buchanan County, Virginia, this time solely against A.T. Massey, seeking compensatory damages of approximately $44,000, plus pre- and post-judgment interest and punitive damages. A. T. Massey filed a plea of res judicata, and in December 2011 the Buchanan County Circuit Court granted the plea and dismissed the Harman plaintiffs’ claims. The Harman plaintiffs appealed that decision to the Virginia Supreme Court, and on April 18, 2013, the Virginia Supreme Court reversed the decision of the Buchanan County Circuit Court, finding that res judicata did not bar the Harman plaintiffs’ claims. The matter was remanded to the Buchanan County Circuit Court for further proceedings. The case is currently at trial in Buchanan County Circuit Court.

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

(19)    Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2014, and Eastern Coal Operations, which consists of 60 underground mines and 24 surface mines in Northern and Central Appalachia as of March 31, 2014, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended March 31, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$980,690	$117,585	$13,498	$1,111,773
Depreciation, depletion, and amortization	$180,713	$13,472	$6,110	$200,295
Amortization of acquired intangibles, net	$10,221	$(986)	$44	$9,279
EBITDA	$276,503	$16,390	$(28,113)	$264,780
Capital expenditures	$37,772	$682	$1,264	$39,718

Segment operating results and capital expenditures for the three months ended March 31, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,189,126	$131,284	$13,181	$1,333,591
Depreciation, depletion, and amortization	$216,670	$14,129	$8,214	$239,013
Amortization of acquired intangibles, net	$(5,108)	$(327)	$4	$(5,431)
EBITDA	$128,685	$26,238	$(50,112)	$104,811
Capital expenditures	$41,833	$1,862	$491	$44,186

The following table presents a reconciliation of EBITDA to net loss:

	Three Months Ended March 31,
	2014	2013
EBITDA	$264,780	$104,811
Interest expense	(64,962)	(59,401)
Interest income	616	1,026
Income tax (expense) benefit	(46,558)	76,358
Depreciation, depletion and amortization	(200,295)	(239,013)
Amortization of acquired intangibles, net	(9,279)	5,431
Net loss	$(55,698)	$(110,788)

The following table presents total assets and goodwill as of March 31, 2014 and December 31, 2013:

	Total Assets		Goodwill
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Eastern Coal Operations	$9,660,833	$9,566,687	$308,651	$308,651
Western Coal Operations	628,061	645,175	—	—
All Other	1,544,809	1,587,396	—	—
Total	$11,833,703	$11,799,258	$308,651	$308,651

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $463,960, or approximately 42%, of total revenues for the three months ended March 31,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

2014. Export revenues totaled $584,597, or approximately 44%, of total revenues for the three months ended March 31, 2013, respectively.

(20)    Guarantor and Non-Guarantor Information

The Company has issued the Senior Notes, the Convertible Notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are Condensed Consolidating Financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, respectively, based on the guarantor structure that was put in place in connection with the issuance of the Senior Notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, Alpha Coal India Private Limited and Rockridge Coal Company, which were not guarantors of the Senior Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$442	$531,392	$1,279	$—	$533,113
Trade accounts receivable, net	—	368,898	—	—	368,898
Inventories, net	—	303,920	—	—	303,920
Short-term marketable securities	—	393,911	—	—	393,911
Prepaid expenses and other current assets	—	435,220	2,979	—	438,199
Total current assets	442	2,033,341	4,258	—	2,038,041
Property, equipment and mine development costs, net	—	1,681,674	—	—	1,681,674
Owned and leased mineral rights and land, net	—	7,095,069	—	—	7,095,069
Goodwill, net	—	308,651	—	—	308,651
Other acquired intangibles, net	—	143,177	—	—	143,177
Other non-current assets	8,657,345	9,033,511	14,138	(17,137,903)	567,091
Total assets	$8,657,787	$20,295,423	$18,396	$(17,137,903)	$11,833,703
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,250	$23,085	$—	$—	$29,335
Trade accounts payable	11	254,455	—	—	254,466
Accrued expenses and other current liabilities	3,130	1,003,220	190	—	1,006,540
Total current liabilities	9,391	1,280,760	190	—	1,290,341
Long-term debt	3,210,344	155,834	—	—	3,366,178
Pension and postretirement medical benefit obligations	—	994,270	—	—	994,270
Asset retirement obligations	—	730,189	—	—	730,189
Deferred income taxes	—	946,439	—	—	946,439
Other non-current liabilities	1,388,106	1,844,444	—	(2,776,210)	456,340
Total liabilities	4,607,841	5,951,936	190	(2,776,210)	7,783,757
Stockholders’ Equity
Total stockholders’ equity	4,049,946	14,343,487	18,206	(14,361,693)	4,049,946
Total liabilities and stockholders’ equity	$8,657,787	$20,295,423	$18,396	$(17,137,903)	$11,833,703

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$467	$617,952	$1,225	$—	$619,644
Trade accounts receivable, net	—	287,655	—	—	287,655
Inventories, net	—	304,863	—	—	304,863
Short-term marketable securities	—	337,069	—	—	337,069
Prepaid expenses and other current assets	—	436,352	2,841	—	439,193
Total current assets	467	1,983,891	4,066	—	1,988,424
Property, equipment and mine development costs, net	—	1,798,648	—	—	1,798,648
Owned and leased mineral rights, net	—	7,157,506	—	—	7,157,506
Goodwill, net	—	308,651	—	—	308,651
Other acquired intangibles, net	—	158,465	—	—	158,465
Other non-current assets	8,602,537	8,786,932	13,826	(17,015,731)	387,564
Total assets	$8,603,004	$20,194,093	$17,892	$(17,015,731)	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,250	$22,919	$—	$—	$29,169
Trade accounts payable	—	234,951	—	—	234,951
Accrued expenses and other current liabilities	3,130	975,365	200	—	978,695
Total current liabilities	9,380	1,233,235	200	—	1,242,815
Long-term debt	3,222,906	175,528	—	—	3,398,434
Pension and postretirement medical benefit obligations	—	990,124	—	—	990,124
Asset retirement obligations	—	728,575	—	—	728,575
Deferred income taxes	—	901,552	—	—	901,552
Other non-current liabilities	1,298,852	1,764,744	—	(2,597,704)	465,892
Total liabilities	4,531,138	5,793,758	200	(2,597,704)	7,727,392
Stockholders’ Equity
Total stockholders’ equity	4,071,866	14,400,335	17,692	(14,418,027)	4,071,866
Total liabilities and stockholders’ equity	$8,603,004	$20,194,093	$17,892	$(17,015,731)	$11,799,258

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$952,820	$—	$—	$952,820
Freight and handling revenues	—	134,202	—	—	134,202
Other revenues	—	23,644	1,107	—	24,751
Total revenues	—	1,110,666	1,107	—	1,111,773
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	896,539	45	—	896,584
Freight and handling costs	—	134,202	—	—	134,202
Other expenses	—	15,194	—	—	15,194
Depreciation, depletion, and amortization	—	200,295	—	—	200,295
Amortization of acquired intangibles, net	—	9,279	—	—	9,279
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	40,973	224	—	41,197
Asset impairment and restructuring	—	9,499	—	—	9,499
Total costs and expenses	—	1,305,981	269	—	1,306,250
Income (loss) from operations	—	(195,315)	838	—	(194,477)
Other income (expense):
Interest expense	(61,697)	(3,265)	—	—	(64,962)
Interest income	—	615	1	—	616
Loss on early extinguishment of debt	(1,454)	(350)	—	—	(1,804)
Gain on exchange of equity method investment	—	250,331	—	—	250,331
Miscellaneous income, net	—	1,151	5	—	1,156
Total other income (expense), net	(63,151)	248,482	6	—	185,337
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(63,151)	53,167	844	—	(9,140)
Income tax (expense) benefit	24,629	(70,858)	(329)	—	(46,558)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(17,176)	—	—	17,176	—
Net income (loss)	$(55,698)	$(17,691)	$515	$17,176	$(55,698)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,140,389	$—	$—	$1,140,389
Freight and handling revenues	—	157,167	—	—	157,167
Other revenues	—	32,975	3,060	—	36,035
Total revenues	—	1,330,531	3,060	—	1,333,591
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,010,673	1,168	—	1,011,841
Freight and handling costs	—	157,167	—	—	157,167
Other expenses	6	6,993	—	—	6,999
Depreciation, depletion, and amortization	—	239,013	—	—	239,013
Amortization of acquired intangibles, net	—	(5,431)	—	—	(5,431)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	42,894	732	—	43,626
Asset impairment and restructuring	—	11,076	—	—	11,076
Total costs and expenses	6	1,462,385	1,900	—	1,464,291
Income (loss) from operations	(6)	(131,854)	1,160	—	(130,700)
Other income (expense):
Interest expense	(53,319)	(5,318)	(764)	—	(59,401)
Interest income	—	1,019	7	—	1,026
Miscellaneous expense, net	—	1,936	(7)	—	1,929
Total other expense, net	(53,319)	(2,363)	(764)	—	(56,446)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(53,325)	(134,217)	396	—	(187,146)
Income tax benefit (expense)	20,797	55,715	(154)	—	76,358
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(78,260)	—	—	78,260	—
Net income (loss)	$(110,788)	$(78,502)	$242	$78,260	$(110,788)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(55,698)	$(17,691)	$515	$17,176	$(55,698)
Total comprehensive income (loss)	$(26,247)	$(47,142)	$515	$46,627	$(26,247)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(110,788)	$(78,502)	$242	$78,260	$(110,788)
Total comprehensive income (loss)	$(108,550)	$(80,740)	$242	$80,498	$(108,550)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$11	$(53,962)	$(10)	$(53,961)
Investing activities:
Capital expenditures	—	(39,718)	—	(39,718)
Purchases of marketable securities, net	—	(58,484)	—	(58,484)
Proceeds from the exchange of equity-method investment, net	—	96,732	—	96,732
Other, net	—	1,511	—	1,511
Net cash provided by investing activities	—	41	—	41
Financing activities:
Principal repayments of long-term debt	(20,135)	(7,010)	—	(27,145)
Principal repayments of capital lease obligations	—	(4,423)	—	(4,423)
Common stock repurchases	(1,043)	—	—	(1,043)
Transactions with affiliates	21,142	(21,206)	64	—
Net cash (used in) provided by financing activities	(36)	(32,639)	64	(32,611)
Net increase (decrease) in cash and cash equivalents	(25)	(86,560)	54	(86,531)
Cash and cash equivalents at beginning of period	467	617,952	1,225	619,644
Cash and cash equivalents at end of period	$442	$531,392	$1,279	$533,113

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$(2,292)	$67,661	$29	$65,398
Investing activities:
Capital expenditures	—	(44,186)	—	(44,186)
Purchases of marketable securities, net	—	(126,422)	—	(126,422)
Other, net	—	4,205	—	4,205
Net cash used in investing activities	—	(166,403)	—	(166,403)
Financing activities:
Principal repayments of long-term debt	(15,000)	—	—	(15,000)
Principal repayments of capital lease obligations	—	(3,385)	—	(3,385)
Common stock repurchases	(938)	—	—	(938)
Transactions with affiliates	18,420	(18,752)	332	—
Net cash (used in) provided by financing activities	2,482	(22,137)	332	(19,323)
Net increase (decrease) in cash and cash equivalents	190	(120,879)	361	(120,328)
Cash and cash equivalents at beginning of period	277	729,662	784	730,723
Cash and cash equivalents at end of period	$467	$608,783	$1,145	$610,395

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•	changes in safety and health laws and regulations and their implementation, and the ability to comply with those changes;

•	competition in coal markets;

•	future legislation, regulatory and court decisions and changes in regulations, governmental policies or taxes or changes in interpretation thereof;

•	global economic, capital market or political conditions, including a prolonged economic downturn in the markets in which we operate and disruptions in worldwide financial markets;

•	the outcome of pending or potential litigation or governmental investigations;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	funding for and changes in postretirement benefit obligations, pension obligations, including multi-employer pension plans, and federal and state black lung obligations;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America (“UMWA”) wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in third party coal supplies;

•
our ability to integrate successfully operations that we have acquired or developed with our existing operations, as well as those operations that we may acquire or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	indemnification of certain obligations not being met;

•	goodwill and long-lived asset impairment charges;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	restrictive covenants and other terms in our secured credit facility and the indentures governing our outstanding debt securities;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	certain terms of our outstanding debt securities, including conversions of some of our convertible senior debt securities, that may adversely impact our liquidity; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are one of America’s premier coal suppliers, operating 86 mines and 25 coal preparation and load-out facilities as of March 31, 2014 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 10,400 employees. We produce, process, and sell steam and metallurgical coal from our operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

For the three months ended March 31, 2014, sales of steam coal were 17.0 million tons, and accounted for approximately 80% of our coal sales volume. Comparatively, for the three months ended March 31, 2013, sales of steam coal were 17.9 million tons, and accounted for approximately 78% of our coal sales volume. For the three months ended March 31, 2014, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.4 million tons, and accounted for approximately 20% of our coal sales volume. Comparatively, for the three months ended March 31, 2013, sales of metallurgical coal were 5.1 million tons and accounted for approximately 22% of our coal sales volume.

Our sales of steam coal for the three months ended March 31, 2014 and 2013 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three months ended March 31, 2014, approximately 42% of our total revenues were derived from coal sales made to customers outside the United States, compared to 44% for the three months ended March 31, 2013.

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

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock and paid $100.0 million in cash to us. The shares of Rice Energy are subject to customary lockup provisions which expire on July 22, 2014. As of March 31, 2014, the fair value of these shares was $251.3 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.

In October and December 2013, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265.0 million. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 19, 2014, the Court entered an order preliminarily approving the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, we made an initial payment of $30.0 million into an escrow account. We currently expect to pay the balance of the settlement payment on June 3, 2014. Pending final determination, the plaintiffs may not further prosecute the action. If the Court approves the settlement, it would result in the dismissal of the action. Whether the Court will approve the settlement, and the timing of any such approval remains uncertain. We expect insurance recoveries of approximately $70.0 million to help cover the cost of the settlement.
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. The Consent Decree is not effective until it is entered by the Court after expiration of a public comment period. We expect to make capital expenditures of approximately $160.0 million over the course of the next three years to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.
On April 23, 2014, the U.S. Mine Safety and Health Administration (“MSHA”) issued an extensive final rule revising and expanding its regulation of respirable dust in coal mines. The final rule differs in certain respects from MSHA’s October 2010 proposed rule. We are reviewing the final rule and evaluating its potential effects. Although certain provisions of the rule require compliance by August 2014, many provisions will not be effective until 2016.
Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal

The global seaborne market for metallurgical coal remains challenged with pricing softening further in early 2014, impacted by the seasonal slowdown in Chinese iron production, relatively weak foreign currencies of major producing countries, and increased production of coking coal, primarily out of Australia. Metallurgical coal remains oversupplied, and in our view a large portion of the global seaborne market is generating negative free cash flow at realizations influenced by the second quarter Asian hard coking coal (“HCC”) quarterly benchmark, which declined $23 per metric ton to $120.

We believe the pricing implied by the Asian HCC benchmark is unsustainable, and we believe that we may be in the early phase of a necessary supply rationalization in the metallurgical coal market. In our view, the global metallurgical coal supply is above the supply/demand equilibrium. A round of supply cuts has already begun in Australia, Canada and the U.S. with large producers idling mines or lowering production. Since the beginning of 2014, there have been announcements of a meaningful amount of tons coming offline during 2014 with further cuts anticipated in the next few months.

We expect the oversupply in metallurgical coal to continue for most, if not all, of 2014, but we see the potential for a better supply/demand balance and improved metallurgical coal pricing taking hold in 2015. European economies continue to show improvement, and fundamentals for integrated European steel mills also seem to be improving, which should support increased opportunity in the Atlantic export market. We believe our metallurgical coal franchise is well positioned over the long-term, and will be able to take advantage of improving supply and demand characteristics.

Thermal Coal

Thermal coal is returning to a normalized level at a faster rate than metallurgical coal. With international thermal coal encountering a weak pricing environment so far this year, we believe domestic thermal coal presents the greatest opportunity, and we are beginning to see positive developments that could be a precursor to an increasingly favorable pricing environment in the coming months. As prices begin to firm up, we see the continuation of a trend that began in early 2014, with request for proposal (“RFP”) activity strengthening and buying interest extending into full year 2015 and beyond.

With the return of more normal winter conditions from the warmer winters we’ve been experiencing, utilities across much of the U.S. grappled with extensive rail and barge disruptions at the same time their burns returned to more normal winter levels. Natural gas inventories are also at multi-year lows, which should strengthen coal’s competitiveness in the domestic market.

The Powder River Basin (“PRB”) is currently showing strength in light of very tight utility inventories and strong burn over the last three months, and we believe there is strong potential for this to continue. Days of coal burn in the PRB is down compared to the 5-year average and compared to levels at the end of December 2013. Utility inventories in Northern Appalachia (“NAPP”) are also at multi-year lows, with decreases in days of burn when compared to December and March 2013, respectively.

Contracting in Central Appalachia (“CAPP”) is beginning to look more promising, with a meaningful increase in RFPs, including term business into 2015. Utility stock piles in CAPP are below the normal 5-year average days of burn and significantly down when compared to December and March 2013, respectively.

In the seaborne market, API2 spot pricing remains weak. We believe most U.S. thermal coal production, and essentially all CAPP thermal coal production, is uneconomic at the current level. European demand has been muted as a result of a mild winter, and the late March opening of Puerto Drummond in Colombia has resulted in further bearish sentiment around API2 pricing. While pricing for calendar year 2015 has improved over the past month, we believe this is still somewhat below a breakeven point for a majority of U.S. producers.

Despite recent headwinds, we believe that the long-term fundamentals of the seaborne thermal coal market are favorable. Thermal demand in Europe is expected to increase over the long-term due to an increased number of proposed coal-fired plants, especially in Germany, and an increasing desire to lessen reliance on Russian coal and natural gas.

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

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(55,698)	$(110,788)
Interest expense	64,962	59,401
Interest income	(616)	(1,026)
Income tax expense (benefit)	46,558	(76,358)
Depreciation, depletion and amortization	200,295	239,013
Amortization of acquired intangibles, net	9,279	(5,431)
EBITDA	$264,780	$104,811

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Summary

Total revenues decreased $221.8 million, or 17%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $187.6 million, decreased freight and handling revenues of $23.0 million, and decreased other revenues of $11.3 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $61.1 million, or 10%, and decreased metallurgical coal revenues of $126.5 million, or 24%. The decrease in freight and handling revenues was due primarily to a decline in export shipments and freight rates. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements, partially offset by changes in fair value adjustments for derivatives.

Net loss decreased $55.1 million for the three months ended March 31, 2014 compared to the prior year period. The decrease was largely due to a gain on exchange of our 50% interest in the Alpha Shale J.V. of $250.3 million, decreases in certain operating costs and expenses of $133.5 million, which are described below, decreased asset impairment and restructuring expenses of $1.6 million, partially offset by decreased coal and other revenues discussed above, decreased income tax benefits of $122.9 million, and increased other expense, net of $8.5 million. Our loss from operations increased $63.8 million as the decline in coal and other revenues from weak market conditions was greater than the decline in certain operating costs and expenses from reduced production and our cost reduction efforts.

The decrease in certain operating costs and expenses of $133.5 million consisted of decreased cost of coal sales of $115.3 million, or 11%, decreased depreciation, depletion and amortization expenses of $38.7 million, or 16%, and decreased selling, general and administrative expenses of $2.4 million, or 6%, partially offset by increased expenses for amortization of acquired intangibles, net of $14.7 million, and increased other expenses of $8.2 million.

Coal sales volumes decreased 1.5 million tons, or 6%, compared to the prior year period. The decrease in coal sales volumes was due primarily to decreases of 0.3 million tons, 0.5 million tons, and 0.7 million tons for eastern steam, western steam and metallurgical coal, respectively. The decreases in eastern and western steam coal volumes were due primarily to weak market conditions, rail transportation difficulties and adverse weather conditions in 2014, and the impacts of production curtailments and mine idlings implemented during 2013. The decrease in metallurgical coal volumes was due primarily to the impacts of production curtailments and lower export shipments.

The consolidated average coal sales realization per ton for the three months ended March 31, 2014 was $44.48 compared to $49.79 in the prior year period, a decrease of $5.31 per ton, or 11%. The decrease was largely attributable to decreases of $13.29 per ton, or 13%, $3.65 per ton, or 6%, and $0.77 per ton, or 6%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $89.99 and $58.25, respectively, for the three months ended March 31, 2014 compared to $103.28 and $61.90 in the prior year period. The average coal sales realization per ton for western steam coal was $12.26 for the three months ended March 31, 2014 compared to $13.03 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other category), divided by consolidated coal revenues, was 7% for the three months ended March 31, 2014 compared to 12% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 6% and 17%, respectively, for the three months ended March 31, 2014 compared to 11% and 23% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other category), was $3.21 for the three months ended March 31, 2014 compared to $6.12 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $4.13 and $2.03, respectively, for the three months ended March 31, 2014 compared to $8.52 and $3.01 in the prior year period.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$441,861	$489,044	$(47,183)	(10)%
Western steam	115,785	129,690	(13,905)	(11)%
Metallurgical	395,174	521,655	(126,481)	(24)%
Freight and handling revenues	134,202	157,167	(22,965)	(15)%
Other revenues	24,751	36,035	(11,284)	(31)%
Total revenues	$1,111,773	$1,333,591	$(221,818)	(17)%
Tons sold:
Eastern steam	7,585	7,901	(316)	(4)%
Western steam	9,447	9,953	(506)	(5)%
Metallurgical	4,391	5,051	(660)	(13)%
Total	21,423	22,905	(1,482)	(6)%
Coal sales realization per ton:
Eastern steam	$58.25	$61.90	$(3.65)	(6)%
Western steam	$12.26	$13.03	$(0.77)	(6)%
Metallurgical	$89.99	$103.28	$(13.29)	(13)%
Average	$44.48	$49.79	$(5.31)	(11)%

Coal revenues. Coal revenues decreased $187.6 million, or 16%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $47.2 million, or 10%, which consisted of decreased domestic coal revenues of $53.5 million, or 13%, partially offset by increased export coal revenues of $6.3 million, or 8%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to fewer coal shipments as a result of decreased demand, lower coal sales realization per ton and the impact of adverse weather conditions during 2014. Eastern steam coal shipments decreased 0.3 million tons, or 4%, which consisted of decreased domestic shipments of 0.5 million tons, or 8%, partially offset by increased export shipments of 0.2 million tons, or 16%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $59.65 per ton compared to $62.95 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $53.19 per ton compared to $57.07 per ton in the prior year period.

Total metallurgical coal revenues decreased $126.5 million, or 24%, which consisted of decreased export coal revenues of $101.3 million, or 28%, and decreased domestic coal revenues of $25.2 million, or 15%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weak market conditions from lower demand coupled with ample supply, particularly in the seaborne markets. Metallurgical coal shipments decreased 0.7 million tons from the prior year period, which consisted primarily of decreased export shipments of 0.8 million tons, or 21%, partially offset by increased domestic shipments of 0.1 million tons, or 14%. Coal sales realization per ton for metallurgical export sales was $85.12 per ton compared to $93.16 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $100.76 per ton compared to $135.74 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of the impacts of rail transportation delays and a decrease of $0.77, or 6%, in average coal sales realization per ton due to decreased demand from weak market conditions. Western coal sales volumes decreased 0.5 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 20% and 80%, respectively, for the three months ended March 31, 2014 compared with 22% and 78% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 41% and 59%, respectively, for the three months ended March 31, 2014 compared with 46% and 54%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $134.2 million for the three months ended March 31, 2014, a decrease of $23.0 million, or 15%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $11.3 million, or 31%, and other expenses increased $8.2 million, or 117%, for the three months ended March 31, 2014 compared to the prior year period, resulting in a net decrease to income from operations of $19.5 million. The net decrease was due primarily to decreased revenues related to contractual settlements.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$896,584	$1,011,841	$(115,257)	(11)%
Freight and handling costs	134,202	157,167	(22,965)	(15)%
Other expenses	15,194	6,999	8,195	117%
Depreciation, depletion and amortization	200,295	239,013	(38,718)	(16)%
Amortization of acquired intangibles, net	9,279	(5,431)	14,710	271%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	41,197	43,626	(2,429)	(6)%
Asset impairment and restructuring	9,499	11,076	(1,577)	(14)%
Total costs and expenses	$1,306,250	$1,464,291	$(158,041)	(11)%
Cost of coal sales per ton:[1]
Eastern Coal Operations	$65.76	$69.52	$(3.76)	(5)%
Western Coal Operations	$10.23	$10.02	$0.21	2%
Average	$41.27	$43.67	$(2.40)	(5)%
EBITDA:
Eastern Coal Operations	$276,503	$128,685	$147,818	115%
Western Coal Operations	$16,390	$26,238	$(9,848)	(38)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $115.3 million, or 11%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost control measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, decreased purchased coal expenses,and decreased expenses related to mine idlings implemented during the first half of 2013, partially offset by non-cash charges related to inventory lower of cost or market adjustments.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $38.7 million, or 16%, for the three months ended March 31, 2014 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower coal production volumes and decreased depreciation expense related to lower capital expenditures over the last twelve months compared to the same time period in the prior year.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $14.7 million for the three months ended March 31, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.4 million, or 6%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased wage and benefits expenses as a result of our restructuring efforts during 2013, and decreased professional fees.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $9.5 million for the three months ended March 31, 2014 and consisted primarily of severance expenses of $0.7 million and impairment expenses of $8.8 million for other assets.

Interest expense. Interest expense increased $5.6 million, or 9%, during the three months ended March 31, 2014 compared to the prior year period due primarily to the issuance of 4.875% convertible notes in December 2013 and 3.75% convertible notes in May 2013, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% convertible notes, respectively.

Income taxes. Income tax expense of $46.6 million was recorded for the three months ended March 31, 2014 on a loss before income taxes of $9.1 million. The tax rate differs from the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $50.1 million, partially offset by the impact of the percentage depletion allowance. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit of $76.4 million was recorded for the three months ended March 31, 2013 on a loss before income taxes of $187.1 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and state income taxes, net of federal benefit.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $147.8 million for the three months ended March 31, 2014 compared to the prior year period. The increase in EBITDA was largely due to a gain of $250.3 million from the exchange of our 50% interest in the Alpha Shale J.V. Before taking into account the gain, EBITDA decreased $102.5 million, which was primarily related to decreased coal margin per ton of $4.39, or 52%, decreased other revenues of $10.4 million and increased other miscellaneous expense, net of $1.8 million, partially offset by decreased selling, general and administrative expenses of $18.6 million, and decreased asset impairment and restructuring expenses of $6.5 million. The decrease in coal margin per ton was due primarily to decreased steam and metallurgical coal sales volumes and coal sales revenues discussed above. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $8.15, or 10%, partially offset by decreased cost of coal sales per ton of $3.76, or 5%.

Western Coal Operations - EBITDA decreased $9.8 million, or 38%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $0.98, or 33%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.77, or 6%, and increased cost of coal sales per ton of $0.21, or 2%. The decrease in coal margin per ton was due primarily to decreased coal sales volumes and coal sales revenues discussed above.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements and to a much lesser extent, cash from sales of non-core assets and miscellaneous revenues.

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock and paid us $100.0 million in cash. The shares of Rice Energy are subject to customary lockup provisions which expire on July 22, 2014. As of March 31, 2014, the fair value of these shares was $251.3 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.

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

At March 31, 2014, we had total liquidity of $2,144.7 million, including cash and cash equivalents of $533.1 million, marketable securities of $645.2 million which include the Rice Energy common stock, which is subject to customary lockup provisions until July 22, 2014, and $966.4 million of unused commitments available under our revolving credit facility portion of our Credit Agreement, after giving effect to $133.6 million of letters of credit outstanding as of March 31, 2014, subject to limitations described in our credit agreement.

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

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We have not made any pension contributions during the first three months of 2014 and anticipate minimal contributions during the remainder of the year.
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
In October and December 2013, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265.0 million. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 19, 2014, the court preliminarily approved the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, we made an initial payment of $30.0 million into an escrow account. We currently expect to pay the balance of the settlement payment on June 3, 2014. If the court approves the settlement, it would result in the dismissal of the action. Whether the court will approve the settlement, and the timing of any such approval, remains uncertain. We expect insurance recoveries of approximately $70.0 million to help cover the cost of the settlement.
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and

Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. The Consent Decree is not effective until it is entered by the Court after expiration of a public comment period. We expect to make capital expenditures of approximately $160.0 million over the course of the next three years to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.

Cash Flows

Cash and cash equivalents decreased by $86.5 million for the three months ended March 31, 2014. The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended March 31,
	2014	2013
Cash Flows (in thousands):
Net cash (used in) provided by operating activities	$(53,961)	$65,398
Net cash provided by (used in) investing activities	41	(166,403)
Net cash used in financing activities	(32,611)	(19,323)
Net decrease in cash and cash equivalents	$(86,531)	$(120,328)

Net cash used in operating activities for the three months ended March 31, 2014 was $54.0 million compared to net cash provided by operating activities of $65.4 million for the three months ended March 31, 2013. The decrease in cash provided by operating activities in the first three months of 2014 as compared to the first three months of 2013 is primarily due to an increase in our loss from operations, the previously mentioned $30.0 million payment into escrow related to the UBB settlement, and changes in working capital.

Net cash provided by investing activities for the three months ended March 31, 2014 increased $166.4 million from the $166.4 million of net cash used in investing activities during the three months ended March 31, 2013. The primary source of cash for investing activities for the three months ended March 31, 2014 included sales of marketable securities of $95.2 million and net proceeds of $96.7 million from the exchange of an equity method investment, partially offset by $39.7 million of capital expenditures and $153.6 million in purchases of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2014 was $32.6 million compared to $19.3 million for the three months ended March 31, 2013. The primary uses of cash for financing activities for the three months ended March 31, 2014 included $27.1 million related to the repurchases of 2.375% and 3.25% convertible notes and principal repayments of long-term debt and capital lease principal payments of $4.4 million.

Long-Term Debt

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the three months ended March 31, 2014, we repurchased approximately $18.6 million of our outstanding 2.375% Convertible Notes and approximately $16.1 million of our outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $1.8 million.

As of March 31, 2014, our total long-term indebtedness consisted of the following (in thousands):

March 31, 2014
6.25% senior notes due 2021	$700,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2020	618,750
4.875% convertible senior notes due 2020	345,000
3.75% convertible senior notes due 2017	345,000
3.25% convertible senior notes due 2015	112,131
2.375% convertible senior notes due 2015	47,290
Other	69,039
Debt discount	(141,697)
Total long-term debt	$3,395,513
Less current portion	(29,335)
Long-term debt, net of current portion	$3,366,178

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of March 31, 2014. Operating results below current levels, or at current levels for an extended period of time, or other adverse factors could result in our being unable to comply with these covenants. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended March 31, 2014	Required Covenant Levels
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio	(.15)	2.5x
Minimum consolidated liquidity (in thousands)	$1,893,465	$300,000
Minimum Adjusted EBITDA to cash interest ratio	N/A (1)	N/A (1)

(1)	Minimum Adjusted EBITDA to cash interest ratio is not applicable in 2014, is 1.25x in 2015, and is 1.50x during the first two quarters of 2016.

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

	Three Months Ended				Twelve Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	March 31, 2014
	(In thousands)
Net loss	$(185,681)	$(458,241)	$(358,788)	$(55,698)	$(1,058,408)
Interest expense	60,953	62,233	64,001	64,962	252,149
Interest income	(1,099)	(1,008)	(384)	(616)	(3,107)
Income tax expense (benefit)	(89,527)	(143,137)	92,472	46,558	(93,634)
Amortization of acquired intangibles, net	3,591	2,748	4,148	9,279	19,766
Depreciation, depletion and amortization	214,716	196,292	215,000	200,295	826,303
EBITDA	$2,953	$(341,113)	$16,449	$264,780	$(56,931)
Non-cash charges (1) (2)	74,051	383,535	56,645	29,450	543,681
Other adjustments (1) (3) (4)	12,310	3,060	13,898	10,070	39,338
Adjusted EBITDA	$89,314	$45,482	$86,992	$304,300	$526,088

(1)	Calculated in accordance with the Credit Agreement.

(2)
Includes $253.1 million for the three months ended September 30, 2013 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in the Annual Report on Form 10-K for the year ending December 31, 2013.

(3)
Includes $0.7 million for the three months ended March 31, 2014, $2.9 million for the three months ended December 31, 2013, $2.0 million for the three months ended September 30, 2013 and $11.3 million for the three months ended June 30, 2013 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2013 and asset impairment and restructuring charges described elsewhere in this Quarterly Report on Form 10-Q.

(4)
The three months ended June 30 and September 30, 2013 have been adjusted from amounts previously reported due to the inadvertent inclusion of certain amounts during those periods. Our covenant compliance was not impacted as a result of these adjustments.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended March 31, 2014 is calculated as follows (in thousands):

Interest expense	$252,149
Less interest income	(3,107)
Less non-cash interest expense	(56,340)
Plus pro forma interest	7,344
Net cash interest expense (1)	$200,046

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, certain marketable securities and unused revolving credit facility commitments available under our Credit Agreement. As of March 31, 2014, we had available liquidity of $1.9 billion, including cash and cash equivalents of $533.1 million, marketable securities of $393.9 million and $1.0 billion of unused revolving credit facility commitments available under our Credit Agreement.

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

As of March 31, 2014, we had outstanding surety bonds with a total face amount of $428.7 million to secure various obligations and commitments. In addition, as collateral for various obligations and commitments, we had $133.6 million of letters of credit in place under our Credit Agreement. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Credit Agreement for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position (including as a result of non-cash impairments) or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions with, coal mining companies. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Our contractual obligations for transportation agreements decreased $23.2 million during the three months ended March 31, 2014. There have been no other significant changes as of March 31, 2014 to contractual obligations as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended March 31, 2014, we determined that indicators of impairment were present for our coal related long-lived asset groups. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended March 31, 2014, we determined that the undiscounted cash flows exceeded by a substantial margin, the carrying values of our long-lived asset groups within our Eastern and Western Coal Operations. For the one coal related long-lived asset group contained in our All Other category, the long-lived assets had previously been written down to their estimated fair value of $1.7 million during the third quarter of 2013. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

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

The Company performed an interim goodwill impairment test during the three months ended March 31, 2014 due to indicators that the fair value of one of its reporting units within its Eastern Coal Operations may have been below its carrying value. No additional goodwill impairment was recorded as a result of the interim test.

As of March 31, 2014, the Company’s goodwill totaled $308.7 million, all of which relates to one reporting unit within our Eastern Coal Operations. Continued global economic weakness and in particular further deterioration or continued weakness for an extended period of time in the global metallurgical coal market, as well as other factors that could result in adverse changes in the key assumptions described above, could lead to a reduction in the fair value of the reporting unit. Accordingly, the goodwill associated with this reporting unit may be at risk for further impairment charges.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. Due to the significant negative evidence of cumulative losses in recent years, the company is unable to utilize estimates of future earnings to support the realization of its deferred tax assets. Therefore, the company is currently relying primarily on income resulting from expected future deferred tax liability reversals, along with carryback opportunities and prudent tax strategies to support the realization of deferred tax assets. We update our assessment regarding the realizability of our deferred tax assets including scheduling the reversal of our deferred tax assets and liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of March 31, 2014, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Federal minimum tax credit carryforwards and federal and state net operating loss carryforwards were partially realized by scheduling the tax effect of the taxable temporary differences. Some deferred tax liabilities did not reverse in the same period as deferred tax assets, and therefore were not used as a future source of taxable income. If deferred tax assets increase relative to our deferred tax liabilities or circumstances change regarding the reversal patterns of existing deferred balances, we may be required to establish additional valuation allowances. At March 31, 2014, a valuation allowance of $344.2 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 14, 2014, we had sales commitments for approximately 99% of planned shipments of western steam coal for 2014, all of which is priced, 94% of planned shipments of eastern steam coal for 2014, 81% of which is priced and 88% of planned shipments of metallurgical coal for 2014, 78% of which is priced. Additionally, we have planned shipments of approximately three million tons of CAPP thermal coal for the remainder of 2014 with various European customers at prices tied to the API 2 index. These market-priced contracts expose us to changes in market prices which we may seek to offset, in part or in whole, by entering into derivative instruments. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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

We expect to use approximately 36.0 million gallons of diesel fuel for the last nine months of 2014 and 46.7 million gallons of diesel fuel for 2015. Through our derivative swap contracts, we have fixed prices for approximately 51% and 39% of our expected diesel fuel needs for the remaining nine months of 2014 and for the year of 2015, respectively. If the price of diesel fuel were to decrease during the remaining nine months of 2014, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of March 31, 2014, our term loan due 2020 under the Credit Agreement had an outstanding balance of $618.8 million, net of debt discount of $2.7 million. The current portion of the term loan due in the next twelve months was $6.3 million. A 50 basis point increase or decrease in interest rates would increase or decrease our interest expense by $1.9 million.

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

For a description of the Company’s legal proceedings, see Note 18, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2013, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
January 1, 2014 through January 31, 2014	39,724	$6.50	—	500,002
February 1, 2014 through February 28, 2014	109,632	$5.60	—	500,002
March 1, 2014 through March 31, 2014	38,873	$4.38	—	500,002
	188,229		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2014, the Company issued 545,323 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 188,229 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: May 8, 2014	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

10.1
Stipulation and Agreement of Settlement, dated as of February 5, 2014 by and among Alpha Natural Resources, Inc., Alpha Appalachia Holdings, Inc. (fka Massey Energy Company) and the various Massey Energy Company officers and directors named as defendants, and the plaintiffs in the matter In re Massey Energy Co. Securities Litigation, Case No. 5:10-cv-00689-ICB (S.D. W. Va.) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 24, 2014).

10.2‡
Alpha Natural Resources, Inc. Amended and Restated Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014).

10.3‡
Amendment No. 4 to the Foundation Coal Supplemental Executive Retirement Plan, dated as of January 28, 2014 (Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014).

10.4*‡	Retention Agreement by and between Alpha Natural Resources, Inc. and Kevin S. Crutchfield, dated as of February 28, 2014.

10.5*‡	Retention Agreement by and between Alpha Natural Resources, Inc. and Paul H. Vining, dated as of February 28, 2014.

10.6*‡	Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the Amended and Restated 2012 Long-Term Incentive Plan (TSR).

10.7*‡	Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the Amended and Restated 2012 Long-Term Incentive Plan (Cash Flow from Operations).

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith
‡ Management contract of compensatory plan or arrangement