Form 10-Q
period 2014-06-30
Alpha Natural Resources, Inc.
filed 2014-08-08
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2014 - 221,449,911

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Coal revenues	$919,253	$1,123,176	$1,872,073	$2,263,565
Freight and handling revenues	116,338	155,218	250,540	312,385
Other revenues	18,507	56,729	43,258	92,764
Total revenues	1,054,098	1,335,123	2,165,871	2,668,714
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	827,948	1,081,494	1,724,532	2,093,335
Freight and handling costs	116,338	155,218	250,540	312,385
Other expenses	6,691	27,782	21,885	34,781
Depreciation, depletion and amortization	191,072	214,716	391,367	453,729
Amortization of acquired intangibles, net	9,464	3,591	18,743	(1,840)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,757	38,139	84,954	81,765
Asset impairment and restructuring	2,590	11,265	12,089	22,341
Goodwill impairment	308,651	—	308,651	—
Total costs and expenses	1,506,511	1,532,205	2,812,761	2,996,496
Loss from operations	(452,413)	(197,082)	(646,890)	(327,782)
Other income (expense):
Interest expense	(71,012)	(60,953)	(135,974)	(120,354)
Interest income	540	1,099	1,156	2,125
Loss on early extinguishment of debt	(218)	(33,197)	(2,022)	(33,197)
Gain on exchange of equity method investment	—	—	250,331	—
Miscellaneous income, net	958	14,925	2,114	16,854
Total other income (expense), net	(69,732)	(78,126)	115,605	(134,572)
Loss before income taxes	(522,145)	(275,208)	(531,285)	(462,354)
Income tax (expense) benefit	9,518	89,527	(37,040)	165,885
Net loss	$(512,627)	$(185,681)	$(568,325)	$(296,469)
Basic loss per common share	$(2.32)	$(0.84)	$(2.57)	$(1.34)
Diluted loss per common share	$(2.32)	$(0.84)	$(2.57)	$(1.34)
Weighted average shares - basic	221,376,721	220,840,989	221,266,066	220,791,668
Weighted average shares - diluted	221,376,721	220,840,989	221,266,066	220,791,668

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(512,627)	$(185,681)	$(568,325)	$(296,469)
Other comprehensive income (loss), net of tax:
Amortization of and adjustments to employee benefit costs, net of income tax of $2,814 and ($4,472), and $3,158 and ($4,286) for the three and six months ended June 30, 2014 and 2013, respectively	(4,162)	8,443	(4,716)	9,176
Settlement of cash flow hedges, net of income tax of $439 and $2,728, and $1,038 and $1,787 for the three and six months ended June 30, 2014 and 2013, respectively	(667)	(4,656)	(1,577)	(3,051)
Change in fair value of marketable securities, net of income tax of ($15,353) and $140, and ($35,707) and $200 for the three and six months ended June 30, 2014 and 2013, respectively	23,320	(239)	54,235	(340)
Total other comprehensive income, net of tax	18,491	3,548	47,942	5,785
Total comprehensive loss	$(494,136)	$(182,133)	$(520,383)	$(290,684)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$768,501	$619,644
Trade accounts receivable, net	307,277	287,655
Inventories, net	315,061	304,863
Short-term marketable securities	369,950	337,069
Prepaid expenses and other current assets	277,501	439,193
Total current assets	2,038,290	1,988,424
Property, equipment and mine development costs, net	1,601,687	1,798,648
Owned and leased mineral rights and land (net of accumulated depletion of $1,287,477 and $1,167,912, respectively)	7,038,333	7,157,506
Goodwill, net	—	308,651
Other acquired intangibles (net of accumulated amortization of $348,068 and $422,737, respectively)	127,819	158,465
Other non-current assets	615,005	387,564
Total assets	$11,421,134	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$69,686	$29,169
Trade accounts payable	261,279	234,951
Accrued expenses and other current liabilities	640,354	978,695
Total current liabilities	971,319	1,242,815
Long-term debt	3,820,483	3,398,434
Pension and postretirement medical benefit obligations	1,005,614	990,124
Asset retirement obligations	726,391	728,575
Deferred income taxes	899,438	901,552
Other non-current liabilities	435,570	465,892
Total liabilities	7,858,815	7,727,392

Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 233.5 million issued and 221.4 million outstanding at June 30, 2014 and 232.8 million issued and 221.0 million outstanding at December 31, 2013	2,335	2,328
Additional paid-in capital	8,197,213	8,185,222
Accumulated other comprehensive income (loss)	(9,206)	(57,148)
Treasury stock, at cost: 12.1 million and 11.8 million shares at June 30, 2014 and December 31, 2013, respectively	(272,899)	(271,737)
Accumulated deficit	(4,355,124)	(3,786,799)
Total stockholders’ equity	3,562,319	4,071,866
Total liabilities and stockholders’ equity	$11,421,134	$11,799,258

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(568,325)	$(296,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	447,802	509,171
Amortization of acquired intangibles, net	18,743	(1,840)
Mark-to-market adjustments for derivatives	(4,010)	1,500
Stock-based compensation	11,997	12,598
Goodwill impairment	308,651	—
Asset impairment and restructuring	12,089	22,341
Employee benefit plans, net	28,047	29,481
Loss on early extinguishment of debt	2,022	33,197
Gain on exchange of equity-method investment	(250,331)	—
Deferred income taxes	41,761	(167,320)
Other, net	8,980	(8,575)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(19,622)	31,672
Inventories, net	(10,198)	15,047
Prepaid expenses and other current assets	76,102	19,418
Other non-current assets	8,145	6,970
Trade accounts payable	28,242	3,994
Accrued expenses and other current liabilities	(345,589)	14,422
Pension and postretirement medical benefit obligations	(18,549)	(26,783)
Asset retirement obligations	(25,989)	(20,352)
Other non-current liabilities	(20,977)	(110,976)
Net cash provided by (used in) operating activities	(271,009)	67,496
Investing activities:
Capital expenditures	(82,833)	(107,006)
Purchases of marketable securities	(333,497)	(469,443)
Sales of marketable securities	298,180	296,062
Proceeds from exchange of equity-method investment, net	96,732	—
Other, net	3,271	5,150
Net cash used in investing activities	(18,147)	(275,237)
Financing activities:
Principal repayments of long-term debt	(34,431)	(940,927)
Principal repayments of capital lease obligations	(8,574)	(7,689)
Proceeds from borrowings on long-term debt	500,000	964,369
Debt issuance and modification costs	(16,494)	(24,236)
Common stock repurchases	(1,162)	(1,236)
Other	(1,326)	(1,300)
Net cash provided by (used in) financing activities	438,013	(11,019)
Net increase (decrease) in cash and cash equivalents	148,857	(218,760)
Cash and cash equivalents at beginning of period	619,644	730,723
Cash and cash equivalents at end of period	$768,501	$511,963

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

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

New Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted and the Company adopted ASU 2014-08 during the three months ended June 30, 2014. Adoption of the standard did not have a material impact on the Company's results of operations.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 to conform to the current year presentation.

(2)    Asset Impairment and Restructuring

The Company recorded severance expenses of $1,664 and $2,398, and impairment expenses of $926 and $9,723 related to certain other non-current assets within the Company’s All Other category during the three and six months ended June 30, 2014, respectively. Additionally, the Company recorded other expenses of ($32) during the six months ended June 30, 2014.

The Company recorded severance expenses of $5,974 and $13,047 and professional fees and other expenses of $5,291 and $9,294 for the three and six months ended June 30, 2013, respectively.

(3)    Goodwill, Net
During the three months ended June 30, 2014, the Company performed an interim goodwill impairment test due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within its eastern coal operations may have been below its carrying value.

The Company performed its interim goodwill impairment test using a two-step approach. Step one compared the fair value of a reporting unit to its carrying value. The valuation methodology utilized to estimate the fair value of the reporting unit was based on both a market and income approach and is within the range of fair values yielded under each approach. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital. The market approach is based on a guideline company and similar transaction method. Under the guideline company method, certain operating metrics from a selected group of publicly traded guideline companies that have similar operations to the Company’s reporting unit are used to estimate the fair value of the reporting unit. Under the similar transaction method, recent merger and acquisition transactions for companies that have similar operations to the Company’s reporting unit are used to estimate the fair value of the Company’s reporting unit.

In step two of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill at a reporting unit, the Company assigned the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.

As a result of applying the approach discussed above at its interim impairment testing date of June 1, 2014, the Company recorded an impairment charge to write down goodwill to its implied fair value as follows:

	Balance December 31, 2013	Impairments	Balance June 30, 2014
Goodwill:
Eastern operations	$3,024,308	$—	$3,024,308

Accumulated impairment losses:
Eastern operations	$(2,715,657)	$(308,651)	$(3,024,308)

Goodwill, net:
Eastern operations	$308,651	$(308,651)	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(4)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the six months ended June 30, 2014 and 2013:

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2014
Employee benefit costs	$(59,102)	$(3,603)	$(1,113)	$(63,818)
Cash flow hedges	1,941	—	(1,577)	364
Available-for-sale marketable securities	13	54,236	(1)	54,248
	$(57,148)	$50,633	$(2,691)	$(9,206)

	Balance December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2013
Employee benefit costs	$(171,394)	$8,061	$1,115	$(162,218)
Cash flow hedges	4,755	(1,007)	(2,044)	1,704
Available-for-sale marketable securities	41	(328)	(12)	(299)
	$(166,598)	$6,726	$(941)	$(160,813)

The following tables summarize the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassification during the three and six months ended June 30, 2014 and 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Employee benefit costs:
Amortization of actuarial loss	$35	$2,058	(1)
Amortization of prior service credit	(939)	(955)	(1)
Other	—	58	(1)
Total before income tax	(904)	1,161
Tax (expense) benefit	345	(408)	Income tax (expense) benefit
Total, net of tax	$(559)	$753

Cash flow hedges:
Commodity swaps-coal	$(1,087)	$(608)	Coal revenues
Commodity swaps-diesel fuel	(19)	1,082	Cost of coal sales
Commodity swaps-natural gas	—	(1,226)	Other revenues
Commodity options-natural gas	—	129	Other revenues
Total before income tax	(1,106)	(623)
Tax benefit	439	230	Income tax (expense) benefit
Total, net of tax	$(667)	$(393)

Available-for-sale marketable securities:
Unrealized gains and losses	$—	$(13)	Interest income
Tax benefit	—	5	Income tax (expense) benefit
Total, net of tax	$—	$(8)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Employee benefit costs:
Amortization of actuarial loss	$92	$3,586	(1)
Amortization of prior service credit	(1,894)	(1,909)	(1)
Other	—	58	(1)
Total before income tax	(1,802)	1,735
Tax (expense) benefit	689	(620)	Income tax (expense) benefit
Total, net of tax	$(1,113)	$1,115

Cash flow hedges:
Commodity swaps-coal	$(2,240)	$(1,790)	Coal revenues
Commodity swaps-diesel fuel	(376)	302	Cost of coal sales
Commodity swaps-natural gas	—	(1,866)	Other revenues
Commodity options-natural gas	—	113	Other revenues
Total before income tax	(2,616)	(3,241)
Tax benefit	1,039	1,197	Income tax (expense) benefit
Total, net of tax	$(1,577)	$(2,044)

Available-for-sale marketable securities:
Unrealized gains and losses	$(1)	$(20)	Interest income
Tax benefit	—	8	Income tax (expense) benefit
Total, net of tax	$(1)	$(12)

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

(6)    Inventories, net

Inventories, net consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2014	December 31, 2013
Raw coal	$46,637	$39,830
Saleable coal	184,354	171,240
Materials, supplies and other, net	84,070	93,793
Total inventories, net	$315,061	$304,863

(7)    Marketable Securities

In 2010, the Company entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of Alpha’s Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, the Company, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to transfer its 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300,000, consisting of $100,000 of cash and $200,000 of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed the Offering, and on the same date, issued the Company 9,523,810 shares of common stock and paid $100,000 in cash. The shares of Rice Energy were subject to customary lockup provisions which expired on July 22, 2014. The exchange of interest in Alpha Shale resulted in a gain of $250,331 in the six months ended June 30, 2014. The Rice Energy common stock is accounted for as an available for sale marketable security and reported within other non-current assets on the Condensed Consolidated Balance Sheet as of June 30, 2014.

Short-term marketable securities consisted of the following:

	June 30, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$82,891	$7	$(4)	$82,894
Corporate debt securities(a)	287,098	15	(57)	287,056
Total short-term marketable securities	$369,989	$22	$(61)	$369,950

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$81,484	$17	$(4)	$81,497
Corporate debt securities(a)	255,567	49	(44)	255,572
Total short-term marketable securities	$337,051	$66	$(48)	$337,069

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$200,000	$90,000	$—	$290,000
Mutual funds held in Rabbi Trust(b)	7,319	4,340	(1,774)	9,885
Total long-term marketable securities	$207,319	$94,340	$(1,774)	$299,885

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Mutual funds held in rabbi trust(b)	$7,261	$3,637	$(1,568)	$9,330

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2014	December 31, 2013
Prepaid insurance	$17,343	$12,273
Insurance and indemnification receivables (1)	123,657	195,228
Notes and other receivables	15,110	10,381
Deferred income taxes - current	43,371	118,757
Deferred long wall move expenses	13,589	10,766
Refundable income taxes	10,185	19,708
Derivative financial instruments	7,686	8,898
Prepaid freight	22,853	26,445
Deposits	9,066	13,671
Other prepaid expenses	14,641	23,066
Total prepaid expenses and other current assets	$277,501	$439,193
(1) See Note 10.

(9)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	June 30, 2014	December 31, 2013
Plant and mining equipment	$3,656,137	$3,731,282
Mine development	313,726	299,334
Office equipment, software and other	50,086	61,000
Construction in progress	54,040	62,457
Total property, equipment and mine development costs	4,073,989	4,154,073
Less accumulated depreciation and amortization	2,472,302	2,355,425
Total property, equipment and mine development costs, net	$1,601,687	$1,798,648

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(10)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Wages and employee benefits	$92,389	$117,561
Current portion of asset retirement obligations	77,389	70,851
Taxes other than income taxes	109,610	123,361
Freight	10,607	4,650
Current portion of self insured workers’ compensation obligations	14,189	14,189
Interest payable	26,627	22,321
Current portion of postretirement medical benefit obligations	46,673	46,678
Deferred revenue	40,494	41,250
Litigation (1)	159,329	447,214
Other	63,047	90,620
Total accrued expenses and other current liabilities	$640,354	$978,695
(1) The Company has recorded related receivables of $123,657 and $195,228 from insurance coverage and indemnifications in prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013, respectively.

(11)    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
6.25% senior notes due 2021	$700,000	$700,000
7.50% senior secured second lien notes due 2020	500,000	—
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2020	617,188	620,313
4.875% convertible senior notes due 2020	345,000	345,000
3.75% convertible senior notes due 2017	345,000	345,000
3.25% convertible senior notes due 2015	109,201	128,182
2.375% convertible senior notes due 2015	44,458	65,889
Other	64,179	73,305
Debt discount	(134,857)	(150,086)
Total long-term debt	3,890,169	3,427,603
Less current portion	(69,686)	(29,169)
Long-term debt, net of current portion	$3,820,483	$3,398,434

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the three and six months ended June 30, 2014, the Company completed the repurchase of approximately $2,832 and $21,431, respectively, of its outstanding 2.375% Convertible Notes and approximately $2,930 and $18,981, respectively, of its outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $218 and $2,022, respectively.

Amendment No. 2 to the Fourth Amended and Restated Credit Agreement

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On May 7, 2014, the Company entered into an amendment (“Amendment No. 2”) to the Fourth Amended and Restated Credit Agreement dated as of May 22, 2013, which was amended on October 2, 2013 by Amendment No. 1 thereto, (as amended, the “Credit Agreement”) with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time.  The principal changes to the Credit Agreement effected by the Amendment No. 2 to the Fourth Amended and Restated Credit Agreement include the following: suspending the interest coverage ratio until the first quarter of 2016, replacing the senior secured leverage ratio with a first lien senior secured leverage ratio, reducing the size of the restricted payment basket, extending the minimum liquidity covenant through the end of 2015, increasing by $400,000 the amount of additional debt permitted to be incurred either pursuant to the “accordion” feature of the Credit Agreement or a notes offering, and requiring the first $800,000 of additional debt incurred pursuant to the accordion or a notes offering (including the debt represented by the 7.50% senior secured second lien notes due 2020 issued in May 2014) to be unsecured debt or second lien secured debt.

The terms of the Credit Agreement (i) restrict the ability of the Company and its subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on its capital stock or redeem, repurchase or retire its capital stock; and (ii) require the Company to provide additional collateral consisting of receivables to secure the obligations under the Credit Agreement when not used to secure a permitted receivables facility.

Indenture and New Senior Secured Second Lien Notes

On May 20, 2014, Alpha, certain of Alpha’s wholly owned domestic subsidiaries, as guarantors (collectively, the “Guarantors”), and Wilmington Trust, National Association (“Wilmington Trust”), as trustee, entered into an indenture (the “Indenture”) governing Alpha’s newly issued 7.50% senior secured second lien notes due 2020 (the “New Secured Notes”). The New Secured Notes will pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.

The New Secured Notes are guaranteed by each of Alpha’s current and future wholly owned domestic subsidiaries that guarantee Alpha’s obligations under the Credit Agreement. The New Secured Notes are Alpha’s senior secured obligations, ranking equal in right of payment with all of Alpha’s existing and future indebtedness that is not subordinated in right of payment to the New Secured Notes; secured by a second priority lien on Alpha’s assets that secure Alpha’s indebtedness under the Credit Agreement, and thus effectively junior to Alpha’s indebtedness that is permitted to be secured by first priority liens on the collateral securing the New Secured Notes, including indebtedness under the Credit Agreement, and to indebtedness secured by assets that are not part of the collateral securing the New Secured Notes, in each case to the extent of the value of the assets securing such indebtedness; senior in right of payment to all of Alpha’s future debt that is subordinated in right of payment to the New Secured Notes; and structurally subordinated to any existing and future indebtedness and other liabilities of any non-guarantor subsidiary.

Alpha may redeem the New Secured Notes, in whole or in part, at any time prior to August 1, 2016, at a price equal to 100% of the aggregate principal amount of the New Secured Notes plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, Alpha may redeem up to 35% of the aggregate principal amount of the New Secured Notes with the net cash proceeds from certain equity offerings, at any time prior to August 1, 2016 at a redemption price equal to 107.5% of the aggregate principal amount of the New Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date if at least 65% of the aggregate principal amount of New Secured Notes issued under the Indenture remains outstanding after the redemption. Alpha may also redeem the New Secured Notes, in whole or in part, at any time on or after August 1, 2016, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Upon the occurrence of a change of control repurchase event with respect to the New Secured Notes, unless Alpha has exercised its right to redeem the New Secured Notes, Alpha will be required to offer to repurchase each holder’s New Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The Indenture contains covenants that limit, among other things, Alpha’s ability to:

•	incur, or permit its subsidiaries to incur, additional debt;

•	issue, or permit its subsidiaries to issue, certain types of stock;

•	pay dividends on its or its subsidiaries’ capital stock or repurchase its capital stock;

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	limit dividends or other payments by its restricted subsidiaries to it and its other restricted subsidiaries;

•	consolidate, merge or sell all or substantially all of its assets; and

•	make certain payments on its or its subsidiaries’ subordinated debt.

These covenants are subject to a number of important qualifications and exceptions. These covenants may not apply at any time after the New Secured Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor’s Ratings Services and of at least Ba1 (stable) from Moody’s Investors Service, Inc.

As of June 30, 2014, the carrying value of the New Secured Notes was $500,000.

(12)    Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2014:

Total asset retirement obligations at December 31, 2013	$799,426
Accretion for the period	28,184
Revisions in estimated cash flows	2,159
Expenditures for the period	(25,989)
Total asset retirement obligations at June 30, 2014	$803,780
Less current portion	(77,389)
Long-term portion	$726,391

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of June 30, 2014 and December 31, 2013, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2014
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$500,885	$500,885	$—	$—
7.50% senior secured second lien notes due 2020	500,000	486,250	486,250	—	—
6.00% senior notes due 2019	800,000	583,200	583,200	—	—
9.75% senior notes due 2018(1)	497,186	455,000	455,000	—	—
Term loan due 2020(2)	614,558	605,689	—	605,689	—
4.875% convertible senior notes due 2020(3)	268,483	268,669	268,669	—	—
3.75% convertible senior notes due 2017(4)	296,170	295,838	295,838	—	—
3.25% convertible senior notes due 2015(5)	107,409	109,720	109,720	—	—
2.375% convertible senior notes due 2015(6)	42,184	44,013	44,013	—	—
Total long-term debt	$3,825,990	$3,349,264	$2,743,575	$605,689	$—

	December 31, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$602,000	$602,000	$—	$—
6.00% senior notes due 2019	800,000	694,872	694,872	—	—
9.75% senior notes due 2018(1)	496,547	560,250	560,250	—	—
Term loan due 2020(2)	617,460	617,291	—	617,291	—
4.875% convertible senior notes due 2020(3)	264,283	372,606	372,606	—	—
3.75% convertible senior notes due 2017(4)	290,219	360,956	360,956	—	—
3.25% convertible senior notes due 2015(5)	125,142	126,904	126,904	—	—
2.375% convertible senior notes due 2015(6)	60,647	65,882	65,882	—	—
Total long-term debt	$3,354,298	$3,400,761	$2,783,470	$617,291	$—

(1)	Net of debt discount of $2,814 and $3,453 as of June 30, 2014 and December 31, 2013, respectively.

(2)	Net of debt discount of $2,630 and $2,853 as of June 30, 2014 and December 31, 2013, respectively.

(3)	Net of debt discount of $76,517 and $80,717 as of June 30, 2014 and December 31, 2013, respectively.

(4)	Net of debt discount of $48,830 and $54,781 as of June 30, 2014 and December 31, 2013, respectively.

(5)	Net of debt discount of $1,792 and $3,040 as of June 30, 2014 and December 31, 2013, respectively.

(6)	Net of debt discount of $2,274 and $5,242 as of June 30, 2014 and December 31, 2013, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$82,894	$82,894	$—	$—
Mutual funds held in Rabbi Trust	$9,885	$9,885	$—	$—
Corporate equity securities	$290,000	$290,000	$—	$—
Corporate debt securities	$287,056	$—	$287,056	$—
Forward coal sales	$1,406	$—	$1,406	$—
Commodity swaps	$7,469	$—	$7,469	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$81,497	$81,497	$—	$—
Mutual funds held in Rabbi Trust	$9,330	$9,330	$—	$—
Corporate debt securities	$255,572	$—	$255,572	$—
Forward coal sales	$(398)	$—	$(398)	$—
Commodity swaps	$10,403	$—	$10,403	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities, Corporate Equity Securities and Mutual Funds Held in Rabbi Trust - The fair value is based on observable market data.

6.25% senior notes due 2021, 7.50% senior secured second lien notes due 2020, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 4.875% Convertible Notes, 3.75% Convertible Notes, 2.375% Convertible Notes, and 3.25% Convertible Notes (collectively, the “Convertible Notes”) - The fair value is based on observable market data.

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

Forward Coal Sales - The fair values of the forward coal sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party credit risk, when applicable.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 6% of cost of coal sales for the six months ended June 30, 2014. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2014, the Company had swap agreements outstanding to hedge the variable cash flows related to 38% and 41% of anticipated diesel fuel usage for the remaining six months of 2014 and calendar year 2015, respectively. The average fixed price for these diesel fuel swaps is $2.85 per gallon and $2.76 per gallon for the remaining six months of 2014 and calendar year 2015, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

The Company enters into coal sales agreements for steam coal with customers outside of the U.S. A portion of these steam coal contracts contain clauses that tie the price of the coal to be sold to the API-2 Coal Index. As part of the Company’s overall risk management strategy, the Company may enter into swap agreements with financial institutions to mitigate the risk of price volatility for its coal sales that are tied to the API-2 Coal Index. The terms of the swap agreements allow the Company to receive a fixed price and pay a floating price, which provides a fixed price per ton of coal, excluding transportation and other variable items that are included in the total price of the coal. As of June 30, 2014, the Company had swap agreements outstanding for approximately 65 tons of coal at an average price of $88.56.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	June 30, 2014	December 31, 2013
Commodity swaps	Prepaid expenses and other current assets	$6,280	$8,898
Commodity swaps	Other non-current assets	1,474	1,772
Forward coal sales	Prepaid expenses and other current assets	1,406	—
Total asset derivatives		$9,160	$10,670

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	June 30, 2014	December 31, 2013
Commodity swaps	Other non-current liabilities	$—	$31
Commodity swaps	Accrued expenses and other current liabilities	285	236
Forward coal sales	Accrued expenses and other current liabilities	—	398
Total liability derivatives		$285	$665

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2014 and 2013 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain reclassified from accumulated other comprehensive income (loss) to earnings		Loss recorded in accumulated other comprehensive income (loss)
	2014	2013	2014	2013
Commodity swaps(1) (3)	$1,577	$2,034	$—	$(942)
Commodity options(2) (3)	—	10	—	(65)
	$1,577	$2,044	$—	$(1,007)

(1)
For the six months ended June 30, 2014, amounts included in cost of coal sales and coal revenues in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2013, amounts included in cost of coal sales, other revenues and coal revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded in other revenues in the Condensed Consolidated Statements of Operations.

(3)	Net of tax.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Forward coal sales(1)	$(572)	$4,392	$1,804	$(1,205)
Forward coal purchases(1)	16	4	—	8
Commodity swaps(2)	3,806	(270)	2,206	(20)
	$3,250	$4,126	$4,010	$(1,217)

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Condensed Consolidated Statements of Operations.

Unrealized losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately ($464), net of tax, to earnings.

(15)    Income Taxes

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax expense (benefit) is as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal statutory income tax benefit	$(182,751)	$(96,323)	$(185,950)	$(161,824)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(9,743)	(9,155)	(18,973)	(20,847)
State taxes, net of federal tax impact	(6,193)	(3,773)	(1,741)	(10,039)
Non-deductible fines and penalties	971	10,064	1,561	11,219
Non-deductible goodwill impairment	108,028	—	108,028	—
Reversal of reserves for uncertain tax positions	(8,090)	—	(8,090)	—
Change in valuation allowance	87,485	5,601	137,603	7,684
Other, net	775	4,059	4,602	7,922
Income tax expense (benefit)	$(9,518)	$(89,527)	$37,040	$(165,885)

Under ASC 740-270, “Income Taxes - Interim Reporting”, a company should calculate an estimated annual effective tax rate and apply the estimated tax rate to the year-to-date operating results. If a company is unable to make a reliable estimate of the annual effective tax rate, then the actual effective tax rate for the year-to-date period should be used as the best estimate of the annual effective tax rate (the “discrete method”). For the three and six months ended June 30, 2014, the Company concluded that the use of the discrete method was more appropriate than the estimated annual effective tax rate method due to the sensitivity of the change in valuation allowance resulting from changes in deferred tax balances and their related reversal timing.

The Company recorded an increase of $87,485 and $137,603 to its deferred tax asset valuation allowance during the three and six months ended June 30, 2014, respectively. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years, and tax planning strategies to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

During the quarter ended June 30, 2014, the Company settled audits with the Internal Revenue Service for the 2009 and 2010 tax years. As a result, the Company determined that particular uncertain tax positions were deemed to be effectively settled, resulting in a decrease in unrecognized tax benefits of $26,020 and the recording of an income tax benefit of $8,090. The settlement of the audits resulted in no material impact on cash paid for income taxes.

(16)    Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit credits are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$9,577	$6,756	$15,605	$14,453
Expected return on plan assets	(10,264)	(8,923)	(17,603)	(18,144)
Amortization of net actuarial loss	89	16	89	507
Loss on settlement	—	58	—	58
Net periodic benefit credit	$(598)	$(2,093)	$(1,909)	$(3,126)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$2,158	$3,680	$5,842	$7,283
Interest cost	10,962	9,894	21,446	19,616
Amortization of prior service credit	(939)	(955)	(1,894)	(1,909)
Amortization of net actuarial loss	—	1,424	—	2,461
Net periodic benefit cost	$12,181	$14,043	$25,394	$27,451

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$382	$648	$1,076	$1,419
Interest cost	1,875	1,738	3,599	3,134
Expected return on plan assets	(92)	2	(116)	(16)
Amortization of net actuarial loss (gain)	(54)	618	3	618
Net periodic benefit cost	$2,111	$3,006	$4,562	$5,155

(17)    Stock-Based Compensation Awards

On May 22, 2014, the Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”). The principal purpose of the 2012 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. On May 22, 2014, the Company's stockholders approved an additional 3,100,000 shares of common stock for issuance under the 2012 LTIP Plan. The 2012 LTIP Plan is currently authorized for the issuance of awards of up to 13,100,000 shares of common stock, and as of June 30, 2014, 4,288,721 shares of common stock were available for grant under the plan.

During the six months ended June 30, 2014, the Company awarded certain of its executives and key employees 1,318,887 time-based restricted share units and 1,301,473 performance-based restricted share units under its existing stock plans. Additionally, during the six months ended June 30, 2014, the Company also awarded certain of its executives and key employees 2,055,561 time-based restricted cash units and 1,301,473 performance-based restricted cash units which are

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

accounted for as liability awards and subject to variable accounting. The liability for these awards totaled $1,924 as of June 30, 2014.

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

At June 30, 2014, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance based), and stock options. Stock-based compensation expense totaled $7,811 and $6,863 for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense totaled $13,921 and $12,598 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, approximately 76% and 77%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses. For the six months ended June 30, 2014 and 2013, approximately 74% and 79%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses. Approximately 24% and 23%, of stock-based compensation expense was recorded as cost of coal sales for the three months ended June 30, 2014 and 2013, respectively. Approximately 26% and 21%, of stock-based compensation expense was recorded as cost of coal sales for the six months ended June 30, 2014 and 2013, respectively.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the six months ended June 30, 2014 and 2013, the Company repurchased 220,465 and 144,622, respectively, of common shares from employees at an average price paid per share of $5.27 and $8.55, respectively.

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

The Company also has obligations under certain coal transportation agreements that contain minimum quantities to be shipped each year. Minimum amounts due under these contracts for 2015, 2016, 2017, 2018 and beyond are $39,904, $59,184, $17,540, $12,930 and $279,473 respectively.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the first quarter of 2013, the Company recorded a gain of ($55,454) in other expenses in the Condensed Consolidated Statement of Operations related to the resolution of a contract-related matter.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. The Company is self bonded with respect to certain performance obligations, including reclamation, for approximately $637,623. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

Letters of Credit

As of June 30, 2014, the Company had $133,072 of letters of credit outstanding under its senior secured revolving facility.

(d) Legal Proceedings
The Company’s legal proceedings range from cases brought by a single plaintiff to purported class actions. These legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against the Company or its subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against the Company or its subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, the Company may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues. Other matters have progressed sufficiently that the Company is able to estimate a range of possible loss. Accordingly, for those legal proceedings and governmental examinations disclosed below as to which a loss is reasonably possible in future periods and for which the Company is able to estimate a range of possible loss, the current estimated range is up to $100,000 in excess of the accrued liability (if any) related to those matters. This aggregate range represents the Company’s estimate of additional possible loss in excess of the accrued liability (if any) with respect to these matters and net of third party indemnification arrangements (if any, other than insurance) as described below related to those matters, based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, the Company may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that the Company had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent the Company’s maximum loss exposure. The legal proceedings and governmental examinations underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. The Company intends to defend these legal proceedings vigorously, litigating or settling cases where in the Company’s judgment it would be in the best interest of shareholders to do so.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized (income) expense, net of expected insurance recoveries, associated with litigation-related reserves of ($17,980) and $25,896 during the three months ended June 30, 2014 and 2013, respectively.

Federal Securities Class Actions

Upper Big Branch (“UBB”) Purported Securities Class Action

On April 29, 2010 and May 28, 2010, two purported class actions that were subsequently consolidated into one case were brought against, among others, Massey, now the Company’s subsidiary Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”), in the United States District Court for the Southern District of West Virginia (the “Court”) in connection with alleged violations of the federal securities laws. The lead plaintiffs allege, purportedly on behalf of a class of former Massey stockholders, that (i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 thereunder by intentionally misleading the market about the safety of Massey’s operations and that (ii) Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act. The lead plaintiffs sought a determination that this action was a proper class action; certification as class representatives; an award of compensatory damages in an amount to be proven at trial, including interest thereon; and an award of reasonable costs and expenses, including counsel fees and expert fees.

On February 16, 2011, the lead plaintiffs moved to partially lift the statutory discovery stay imposed under the Private Securities Litigation Reform Act of 1995. On March 3, 2011, the United States moved to intervene and to stay discovery until the completion of criminal proceedings allegedly arising from the same facts that allegedly give rise to this action. On July 9, 2012, the court entered an order maintaining the stay of discovery until the earlier of either the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2013. The court extended the stay several times.

On April 25, 2011, the defendants moved to dismiss the operative complaint. On March 27, 2012, the court denied the defendants’ motion to dismiss. On July 16, 2012, the Company filed its answer to the consolidated amended class action complaint.

In October and December 2013, the parties participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265,000. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 5, 2014, the lead plaintiffs moved the court for preliminary approval of the settlement. On February 19, 2014, the Court entered an order preliminarily approving the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, the Company made an initial payment of $30,000 into an escrow account and on June 3, 2014, the Company deposited the remaining $235,000 of the settlement amount into the escrow account. The Company received approximately $70,000 of insurance proceeds in connection with the settlement. On June 4, 2014, the Court entered an order approving the settlement and dismissed the class action with prejudice.
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

Under the terms of the Agreement and MSHA settlement, the Company agreed to pay outstanding MSHA fines, and agreed to invest in additional measures designed to improve miner health and safety, provide restitution to the families of the fallen miners and two individuals injured in the UBB explosion, and create a charitable organization to research mine safety. The Company further agreed to cooperate fully with all governmental agencies in all continuing investigations and prosecutions against any individuals that arise out of the UBB explosion and related conduct described in the Agreement until such investigations and prosecutions are concluded.

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

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement. On November 27, 2012, the defendants filed their motion to dismiss

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

the complaint. The plaintiffs were subsequently granted leave to amend their complaint, which they filed on January 23, 2013. On May 10, 2013, the court dismissed the amended complaint. On July 17, 2013, the plaintiffs filed another complaint seeking “criminal restitution” under the Agreement, which defendants moved to dismiss on August 12, 2013. The same plaintiffs filed their appeal of the May dismissal with the United States Court of Appeals for the Fourth Circuit on June 5, 2013. On October 18, 2013, the Court of Appeals dismissed the appeal for lack of jurisdiction. On October 30, 2013, the court granted defendants’ motion to dismiss the complaint filed on July 17, 2013 with prejudice. The plaintiffs have appealed this dismissal order.

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

On April 5, 2012, the family of one of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries, the Company’s CEO and the Company’s Board of Directors.

On June 17, 2013 and August 29, 2013, two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. The Company moved to dismiss both complaints on July 17, 2013 and October 16, 2013, respectively. On July 21, 2014, the Circuit Court granted the Company's motion to dismiss. The second motion remains pending.

Uniform Fraudulent Transfers Act Action

On June 1, 2011, certain of the plaintiffs who had filed wrongful death cases filed a complaint against Massey, Massey Coal Services, Inc., Performance Coal Company, and certain individuals in the Circuit Court of Boone County, West Virginia, alleging that the Massey Acquisition represented a fraudulent transfer intended to prevent plaintiffs from recovering damages in their wrongful death actions. Plaintiffs requested that the court order defendants to post a bond of at least $500,000. Each plaintiff in this action has agreed to settle their wrongful death cases, as discussed above, and as part of those settlements, has also agreed to dismiss this action. On May 14, 2012, the court entered an order dismissing this case with prejudice.

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court. The court approved the stipulation and entered the stay that same day. The court has extended the stay several times; most recently, on February 4, 2014, the court further extended the existing discovery stay until the earlier of the completion of the United States’ criminal investigation of the UBB explosion or July 15, 2014. In July 2014, the Company requested that the court extend the stay until the earlier of the completion of the United States’ criminal investigation of the UBB explosion or January 15, 2015.

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

Mine Water Discharge Suits

On March 20, 2012, three environmental groups filed a citizen’s suit against two of the Company’s subsidiaries, Alex Energy, Inc. and Elk Run Coal Company, Inc., in federal court in the Southern District of West Virginia alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief. On June 4, 2014, the Court entered partial summary judgment against the subsidiaries.

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
On July 23, 2013, the Company’s subsidiary, Alex Energy, Inc., was served with a complaint alleging that discharges from the PGM No. 1 surface mine into Hardway Branch of Twentymile Creek violated state water quality standards for selenium. In July 2014, the Court entered partial summary judgment against Alex.

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
On May 21, 2014, the Company’s subsidiary, Dickenson-Russell Coal Company (“DRCC”), was notified by environmental groups that they intend to sue DRCC for alleged discharges from the Moss #3 Preparation Plant in connection with wasteload allocations for total dissolved solids (TDS). To date, no suit has been filed.
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

The case is now pending in the Circuit Court of Kanawha County, West Virginia. A settlement between NCI and ACTF was agreed upon in early January 2013, prior to the scheduled trial date, January 14, 2013. The Company does not expect to incur any out-of-pocket expenditures in connection with that settlement. The trial proceeded among the remaining parties.
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
On November 14, 2013, the Circuit Court of Kanawha County granted NCI’s Motion to Certify Questions of Law to the Supreme Court of Appeals of West Virginia, but on June 17, 2014, the Supreme Court declined to review the submitted questions in the absence of a more developed factual record in the lower court. Proceedings in the Circuit Court of Kanawha County, West Virginia will therefore resume.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. On June 17, 2014, the Missouri Court of Appeals (i) affirmed the jury award of $38,500 in compensatory damages against Fluor, Appalachia Holding and DRIH, jointly and severally, as well as the award of $48,000 in punitive damages against Appalachia Holding and $32,000 against DRIH, and (ii) vacated the award of $240,000 in punitive damages against Fluor and remanded the case for a new trial solely on the amount of punitive damages as to Fluor. On July 2, 2014, the defendants filed with the Missouri Court of Appeals a petition for rehearing by the panel or rehearing en banc and an application to transfer the appeal to the Missouri Supreme Court in the event rehearing by the Court of Appeals is denied, all of which remain pending. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet at June 30, 2014.

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

On May 23, 2014, a jury in Buchanan County Circuit Court found for the Harman plaintiffs and awarded them $5,000 in damages, plus prejudgment interest of approximately $1,120. On June 13, 2014, the Harman plaintiffs filed motions seeking a new trial on damages and attorneys’ fees, and A.T. Massey filed a motion to set aside the damages verdict.

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

(19)    Segment Information

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2014, and Eastern Coal Operations, which consists of 56 underground mines and 23 surface mines in Northern and Central Appalachia as of June 30, 2014, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended June 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$949,110	$94,858	$10,130	$1,054,098
Depreciation, depletion, and amortization	$172,398	$12,819	$5,855	$191,072
Amortization of acquired intangibles, net	$9,908	$(488)	$44	$9,464
EBITDA	$(241,558)	$(5,191)	$(4,388)	$(251,137)
Capital expenditures	$35,608	$6,338	$1,169	$43,115

Segment operating results and capital expenditures for the three months ended June 30, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,212,386	$109,942	$12,795	$1,335,123
Depreciation, depletion, and amortization	$194,049	$13,049	$7,618	$214,716
Amortization of acquired intangibles, net	$4,235	$(648)	$4	$3,591
EBITDA	$42,099	$17,560	$(56,706)	$2,953
Capital expenditures	$60,375	$1,241	$1,204	$62,820

Segment operating results and capital expenditures for the six months ended June 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,929,800	$212,443	$23,628	$2,165,871
Depreciation, depletion, and amortization	$353,111	$26,291	$11,965	$391,367
Amortization of acquired intangibles, net	$20,130	$(1,475)	$88	$18,743
EBITDA	$34,919	$11,199	$(32,475)	$13,643
Capital expenditures	$73,380	$7,020	$2,433	$82,833

Segment operating results and capital expenditures for the six months ended June 30, 2013 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,401,511	$241,227	$25,976	$2,668,714
Depreciation, depletion, and amortization	$410,719	$27,177	$15,833	$453,729
Amortization of acquired intangibles, net	$(873)	$(975)	$8	$(1,840)
EBITDA	$170,784	$43,798	$(106,818)	$107,764
Capital expenditures	$102,208	$3,103	$1,695	$107,006

The following table presents a reconciliation of EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA	$(251,137)	$2,953	$13,643	$107,764
Interest expense	(71,012)	(60,953)	(135,974)	(120,354)
Interest income	540	1,099	1,156	2,125
Income tax (expense) benefit	9,518	89,527	(37,040)	165,885
Depreciation, depletion and amortization	(191,072)	(214,716)	(391,367)	(453,729)
Amortization of acquired intangibles, net	(9,464)	(3,591)	(18,743)	1,840
Net loss	$(512,627)	$(185,681)	$(568,325)	$(296,469)

The following table presents total assets and goodwill as of June 30, 2014 and December 31, 2013:

	Total Assets		Goodwill
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Eastern Coal Operations	$9,232,668	$9,566,687	$—	$308,651
Western Coal Operations	627,061	645,175	—	—
All Other	1,561,405	1,587,396	—	—
Total	$11,421,134	$11,799,258	$—	$308,651

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $408,013 and $871,973, or approximately 39% and 40%, respectively, of total revenues for the three and six months ended June 30, 2014, respectively. Export revenues totaled $614,096 and $1,198,693, or approximately 46% and 45%, respectively, of total revenues for the three and six months ended June 30, 2013, respectively.

(20)    Guarantor and Non-Guarantor Information

The Company has issued senior notes and convertible notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”). The Company’s Non-Guarantor Subsidiaries are comprised of ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, and Alpha Coal India Private Limited, which were not guarantors of the Senior Notes or the Convertible Notes and would not be guarantors of the New Notes.

As the Company’s parent company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the subsidiaries of the parent company other than the subsidiary guarantors are minor as of June 30, 2014, separate consolidated financial statements and other disclosures are not presented because management believes that such information would not be material to holders of the Senior Notes, the Convertible Notes or any New Notes or related guarantees that may be issued by the Company.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our liquidity, results of operations and financial condition;

•	sustained depressed levels or further declines in coal prices;

•	worldwide market demand for coal, electricity and steel, including demand for U.S. coal exports;

•	utilities switching to alternative energy sources such as natural gas, renewables and coal from basins where we do not operate;

•	reductions or increases in customer coal inventories and the timing of those changes;

•	our production capabilities and costs;

•	inherent risks of coal mining beyond our control, and our ability to utilize our coal assets fully and replace reserves as they are depleted;

•
changes in environmental laws and regulations, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage, including potential climate change initiatives;

•	changes in safety and health laws and regulations and their implementation, and the ability to comply with those changes;

•	competition in coal markets;

•	future legislation, regulatory and court decisions and changes in regulations, governmental policies or taxes or changes in interpretation thereof;

•	global economic, capital market or political conditions, including a prolonged economic downturn in the markets in which we operate and disruptions in worldwide financial markets;

•	the outcome of pending or potential litigation or governmental investigations;

•	our relationships with, and other conditions affecting, our customers, including the inability to collect payments from our customers if their creditworthiness declines;

•	changes in, renewal or acquisition of, terms of and performance of customers under coal supply arrangements and the refusal by our customers to receive coal under agreed contract terms;

•	our ability to obtain, maintain or renew any necessary permits or rights, and our ability to mine properties due to defects in title on leasehold interests;

•	attracting and retaining key personnel and other employee workforce factors, such as labor relations;

•	the geological characteristics of the Powder River Basin, Central and Northern Appalachian coal reserves;

•	funding for and changes in postretirement benefit obligations, pension obligations, including multi-employer pension plans, and federal and state black lung obligations;

•	cybersecurity attacks or failures, threats to physical security, extreme weather conditions or other natural disasters;

•	increased costs and obligations potentially arising from the Patient Protection and Affordable Care Act;

•	reclamation and mine closure obligations;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	our ability to negotiate new United Mine Workers of America (“UMWA”) wage agreements on terms acceptable to us, increased unionization of our workforce in the future, and any strikes by our workforce;

•	disruptions in delivery or changes in pricing from third party vendors of key equipment and materials that are necessary for our operations, such as diesel fuel, steel products, explosives and tires;

•	inflationary pressures on supplies and labor and significant or rapid increases in commodity prices;

•	railroad, barge, truck and other transportation availability, performance and costs;

•	disruption in third party coal supplies;

•	our ability to integrate successfully operations that we may acquire or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	indemnification of certain obligations not being met;

•	long-lived asset impairment charges;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	restrictive covenants and other terms in our secured credit facility and the indentures governing our outstanding debt securities;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	certain terms of our outstanding debt securities, including conversions of some of our convertible senior debt securities, that may adversely impact our liquidity; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, the Quarterly Report on Form 10-Q for the three months ended March 31, 2014, and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are one of America’s premier coal suppliers, operating 81 mines and 24 coal preparation and load-out facilities as of June 30, 2014 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 10,200 employees. We produce, process, and sell steam and metallurgical coal from our operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

For the three and six months ended June 30, 2014, sales of steam coal were 15.4 million tons and 32.4 million tons, respectively, and accounted for approximately 77% and 78% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2013, sales of steam coal were 15.9 million tons and 33.8 million tons, respectively, and accounted for approximately 74% and 76% of our coal sales volume. For the three and six months ended June 30, 2014, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.5 million tons and 8.9 million tons, respectively, and accounted for approximately 23% and 22% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2013, sales of metallurgical coal were 5.6 million tons and 10.7 million tons, respectively, and accounted for approximately 26% and 24% of our coal sales volume.

Our sales of steam coal for the three and six months ended June 30, 2014 and 2013 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2014, approximately 39% and 40%, respectively, of our total revenues were derived from coal sales made to customers outside the United States, compared to 46% and 45%, respectively, for the three and six months ended June 30, 2013.

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

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock and paid $100.0 million in cash to us. We recognized a gain of $250.3 million. The shares of Rice Energy were subject to customary lockup provisions which expired on July 22, 2014, and we are considering the potential sale of some or all of these shares. As of June 30, 2014, the fair value of these shares was $290.0 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.

In October and December 2013, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265.0 million. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 19, 2014, the Court entered an order preliminarily approving the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, we made an initial payment of $30.0 million into an escrow account and on June 3, 2014, we deposited the remaining $235 million of the settlement into the escrow account. On June 4, 2014, the Court entered an order approving the settlement and dismissed the class action with prejudice. In May 2014, we received approximately $70.0 million of insurance proceeds in connection with the settlement.
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. The Consent Decree is not effective until it is entered by the Court. We expect to make capital expenditures of approximately $160.0 million over the course of the three year period from 2014 through 2016 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.
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
On July 31, 2014, we announced that 11 surface mining operations in West Virginia are expected to be idled, along with, preparation plants and other support operations. The decision to idle these operations was made in response to persistent weakness in U.S. and overseas coal demand, depressed price levels and government regulations that are causing electric utilities to close and forego new construction of coal-fired power plants. In connection with the announcement, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered by our affiliate companies,on the same date, to approximately 1,100 employees. Workforce reductions are expected to take place by mid-October 2014, following an evaluation of cost structures, including wages and benefits, as well as an assessment of forecasts for customer commitments and anticipated pricing. The mines that are subject to idling produced 4.2 million tons of thermal and metallurgical coal during the first half of 2014. Both domestic shipments and shipments to Europe from Central Appalachia are expected to be reduced significantly in connection with the idling of these operations. These actions are consistent with steps taken in the past to build a smaller but more sustainable portfolio of mining assets in a business environment that has undergone an enormous and fundamental transformation.
In addition, it has been decided to operate the Emerald longwall mine only through the second panel in district D, meaning that it will likely cease production in the second half of 2015. While this decision is expected to reduce Pittsburgh seam longwall volumes after 2015, initiatives at the Cumberland mine to increase volumes and broaden market exposure could potentially compensate for some of the margin loss from the higher-cost Emerald longwall mine.

During the three months ended June 30, 2014, we performed an interim impairment test for our goodwill due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our Eastern Coal Operations may have been below its carrying value. As a result, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of goodwill to its estimated implied value for a reporting unit in our Eastern Coal Operations. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal
The global seaborne metallurgical coal market has shown very little improvement over the last several months as the market continues to exhibit dynamics of an oversupplied market. While the third quarter 2014 metallurgical hard coking coal benchmark remained at $120, indicating that pricing may have reached a bottom, we do not currently see an imminent catalyst to spur a meaningful pricing increase in the near term.
Increases in metallurgical coal production, primarily from Australia, continue to cause an oversupplied seaborne metallurgical coal market, with Australian year-to-date exports up through June 2014. After a reduction in the first quarter 2014 over the same period last year, Chinese import declines moderated during the second quarter, resulting in flat second quarter 2014 imports compared to the second quarter of 2013.
So far, we estimate that announcements to cut global metallurgical coal production are in the 20 million tonne range as the economics remain inadequate for many of the global producers. Furthermore, we believe many of these announced reductions have not yet taken full effect as certain mines have yet to idle or are selling their remaining inventory. We expect this situation to persist for the majority of 2014.
In our view, the European metallurgical coal market, although weak, remains stronger relative to the Pacific Basin, and we believe that we are well positioned in the long term in our natural markets in the Atlantic Basin.
Thermal Coal
While last quarter we noted that we saw potential indications of a firming market for thermal coal, recent price trends have not supported this expectation. Although domestic utility inventory levels remain well below normal, softer natural gas prices, increased imports of thermal coal, primarily from Colombia, declining usage of thermal coal by power plants in response to EPA regulations and the crossover of metallurgical coal to thermal markets have contributed to a stagnant pricing environment. In additions, sluggish electricity demand, which has stayed below 2008 levels, continues to confine coal demand.
Rail underperformance continues to hinder shipping volumes across all regions, with a greater impact in the Powder River Basin, contributing to weak and flat pricing. Utility inventory levels measured in days of coal burn are currently significantly under the five-year average as well as under the levels as of a year ago.
Competition from the Illinois basin intensified further during the quarter, contributing to lower pricing in Northern Appalachia (“NAPP”). Continued soft conditions in NAPP were exacerbated by the threat of increased production from competing mines, and natural gas prices retreating to the high $3 range. Utility inventories in NAPP measured in days of coal burn in NAPP were higher in June 2014 as compared to March 2014, but well under the levels as of June 2013.
Similarly, utility stock piles in Central Appalachia (“CAPP”) are well below normal five-year average burn levels and down significantly from a year ago. Despite this, we see no demonstrated sense of urgency from the utilities, due in part to mild weather so far this summer and natural gas injections running above expectations for the past several weeks. These factors, coupled with poor rail performance in the east, have significantly muted the CAPP thermal assessment we disclosed previously.
The seaborne market is also negative, with API2 spot pricing remaining weak at roughly $76 per tonne delivered into Northern Europe, and anticipated 2015 calendar year pricing declining over the past few months to approximately $80 per tonne, both below the breakeven point for the majority of US producers. Unless the API2 benchmark improves meaningfully, we expect US thermal export tons to decline materially in 2015 and continue to put pressure on domestic pricing.

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

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(512,627)	$(185,681)	$(568,325)	$(296,469)
Interest expense	71,012	60,953	135,974	120,354
Interest income	(540)	(1,099)	(1,156)	(2,125)
Income tax expense (benefit)	(9,518)	(89,527)	37,040	(165,885)
Depreciation, depletion and amortization	191,072	214,716	391,367	453,729
Amortization of acquired intangibles, net	9,464	3,591	18,743	(1,840)
EBITDA	$(251,137)	$2,953	$13,643	$107,764

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Summary

Total revenues decreased $281.0 million, or 21%, for the three months ended June 30, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $203.9 million, decreased freight and handling revenues of $38.9 million, and decreased other revenues of $38.2 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and western steam coal. The decrease in coal revenues consisted of decreased metallurgical coal revenues of $179.6 million, or 32%, and decreased steam coal revenues of $24.3 million, or 4%. The decrease in freight and handling revenues was due primarily to a decline in export shipments and freight rates. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements.

Net loss increased $326.9 million for the three months ended June 30, 2014 compared to the prior year period. The increase was largely due to a non-cash goodwill impairment charge of $308.7 million, decreased coal and other revenues discussed above and decreased income tax benefits of $80.0 million, partially offset by decreases in certain operating costs and expenses of $286.8 million, which are described below, decreased asset impairment and restructuring expenses of $8.7 million, and decreased other expense, net of $8.4 million.

The decrease in certain operating costs and expenses of $286.8 million consisted of decreased cost of coal sales of $253.5 million, or 23%, decreased depreciation, depletion and amortization expenses of $23.6 million, or 11%, and decreased other expenses of $21.1 million, or 76%, partially offset by increased selling, general and administrative expenses of $5.6 million, or 15%, and increased expenses for amortization of acquired intangibles, net of $5.9 million, or 164%.

Coal sales volumes decreased 1.7 million tons, or 8%, compared to the prior year period. The decrease in coal sales volumes was primarily due to decreases of 0.9 million tons and 1.1 million tons for western steam and metallurgical coal, respectively. The decrease in western steam coal volumes was due primarily to rail transportation difficulties and the impacts of production curtailments implemented during 2013. The decrease in metallurgical coal volumes was due primarily to lower export shipments due to weak market conditions and the impacts of production curtailments.

The consolidated average coal sales realization per ton for the three months ended June 30, 2014 was $46.23 compared to $52.10 in the prior year period, a decrease of $5.87 per ton, or 11%. The decrease was largely attributable to decreases of $14.64 per ton, or 15%, $4.01 per ton, or 6%, and $0.56 per ton, or 5%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $86.31 and $58.53, respectively, for the three months ended June 30, 2014 compared to $100.95 and $62.54 in the prior year period. The average coal sales realization per ton for western steam coal was $11.81 for the three months ended June 30, 2014 compared to $12.37 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other category), divided by consolidated coal revenues, was 11% for the three months ended June 30, 2014 compared to 5% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 12% and (2%), respectively, for the three months ended June 30, 2014 compared to 4% and 19% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other category), was $4.90 for the three months ended June 30, 2014 compared to $2.72 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $8.30 and $(0.25), respectively, for the three months ended June 30, 2014 compared to $3.03 and $2.29 in the prior year period. The increase in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to the impact of production curtailments at higher cost mines and our cost reduction efforts. The decrease in coal margin percentage and coal margin per ton in Western Coal Operations was primarily due to decreased production from rail transportation difficulties and the impacts of production curtailments implemented during 2013.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$438,144	$447,246	$(9,102)	(2)%
Western steam	93,391	108,633	(15,242)	(14)%
Metallurgical	387,718	567,297	(179,579)	(32)%
Freight and handling revenues	116,338	155,218	(38,880)	(25)%
Other revenues	18,507	56,729	(38,222)	(67)%
Total revenues	$1,054,098	$1,335,123	$(281,025)	(21)%
Tons sold:
Eastern steam	7,486	7,152	334	5%
Western steam	7,908	8,785	(877)	(10)%
Metallurgical	4,492	5,620	(1,128)	(20)%
Total	19,886	21,557	(1,671)	(8)%
Coal sales realization per ton:
Eastern steam	$58.53	$62.54	$(4.01)	(6)%
Western steam	$11.81	$12.37	$(0.56)	(5)%
Metallurgical	$86.31	$100.95	$(14.64)	(15)%
Average	$46.23	$52.10	$(5.87)	(11)%

Coal revenues. Coal revenues decreased $203.9 million, or 18%, for the three months ended June 30, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $9.1 million, or 2%, which consisted of decreased export coal revenues of $10.8 million, or 14%, partially offset by increased domestic coal revenues of $1.7 million compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton. Eastern steam coal shipments increased 0.3 million tons, or 5%, which consisted of increased domestic shipments compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $59.93 per ton compared to $63.34 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $51.84 per ton compared to $59.02 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas.

Total metallurgical coal revenues decreased $179.6 million, or 32%, which consisted of decreased export coal revenues of $153.1 million, or 39%, and decreased domestic coal revenues of $26.5 million, or 15%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weak market conditions as increases in supply have outpaced demand growth, particularly in the seaborne markets. Metallurgical coal shipments decreased 1.1 million tons, which consisted primarily of decreased export shipments compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $79.94 per ton compared to $95.83 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $99.19 per ton compared to $114.79 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments primarily as a result of the impacts of rail transportation difficulties, a weather-related event at our Eagle Butte mine and a decrease of $0.56, or 5%, in average coal sales realization per ton due to customer mix and roll off of higher priced contracts year over year. Western coal sales volumes decreased 0.9 million tons compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 23% and 77%, respectively, for the three months ended June 30, 2014 compared with 26% and 74% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 42% and 58%, respectively, for the three months ended June 30, 2014 compared with 51% and 49%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $116.3 million for the three months ended June 30, 2014, a decrease of $38.9 million, or 25%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $38.2 million, or 67%, and other expenses decreased $21.1 million, or 76%, for the three months ended June 30, 2014 compared to the prior year period, resulting in a net decrease to income from operations of $17.1 million. The net decrease was due primarily to decreased revenues related to contractual settlements, partially offset by decreased expenses related to a loss on assets contributed to a joint venture in the prior year.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$827,948	$1,081,494	$(253,546)	(23)%
Freight and handling costs	116,338	155,218	(38,880)	(25)%
Other expenses	6,691	27,782	(21,091)	(76)%
Depreciation, depletion and amortization	191,072	214,716	(23,644)	(11)%
Amortization of acquired intangibles, net	9,464	3,591	5,873	(164)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	43,757	38,139	5,618	15%
Asset impairment and restructuring	2,590	11,265	(8,675)	(77)%
Goodwill impairment	308,651	—	308,651	100%
Total costs and expenses	$1,506,511	$1,532,205	$(25,694)	(2)%
Cost of coal sales per ton:[1]
Eastern Coal Operations	$60.65	$76.41	$(15.76)	(21)%
Western Coal Operations	$12.06	$10.08	$1.98	20%
Average	$41.33	$49.38	$(8.05)	(16)%
EBITDA:
Eastern Coal Operations	$(241,558)	$42,099	$(283,657)	(674)%
Western Coal Operations	$(5,191)	$17,560	$(22,751)	(130)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $253.5 million, or 23%, for the three months ended June 30, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments implemented during the first half of 2013.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $23.6 million, or 11%, for the three months ended June 30, 2014 compared to the prior year period. The decrease was primarily due to decreased expense related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $5.9 million for the three months ended June 30, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses increased $5.6 million, or 15%, for the three months ended June 30, 2014 compared to the prior year period. The increase in selling, general and administrative expenses was due primarily to increased legal fees primarily related to a case that was settled during the period, partially offset by decreased employee-related expenses as a result of lower headcount and our cost reduction measures.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $2.6 million for the three months ended June 30, 2014 and consisted of severance expenses of $1.7 million and impairment expenses of $0.9 million related to cetain other non-current assets.

Goodwill impairment. See Overview and Critical Accounting Policies, and Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $10.1 million, or 17%, during the three months ended June 30, 2014 compared to the prior year period due primarily to the issuance of 3.75% convertible notes in May 2013, 4.875% convertible notes in December 2013 and 7.50% senior secured second lien notes in May 2014, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% convertible notes, respectively.

Income taxes. Income tax benefit of $9.5 million was recorded for the three months ended June 30, 2014 on a loss before income taxes of $522.1 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $87.5 million, and the impact of non-deductible goodwill impairment expense. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit of $89.5 million was recorded for the three months ended June 30, 2013 on a loss before income taxes of $275.2 million. The benefit rate is is lower than the federal statutory rate of 35% primarily due to the impact of non-deductible fines and penalties and changes in the valuation allowance, partially offset by the impact of percentage depletion allowance.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $283.7 million for the three months ended June 30, 2014 compared to the prior year period. The decrease in EBITDA was largely due to a goodwill impairment charge of $308.7 million, decreased other revenues of $35.7 million and decreased other miscellaneous income of $13.8 million, partially offset by increased coal margin per ton of $5.27, or 174%, decreased other expenses of $10.4 million and decreased asset impairment and restructuring expenses of $3.8 million. The increase in coal margin per ton was due to decreased cost of coal sales primarily due to cost reduction measures and improved performance at our lower cost longwall mines. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $15.76, or 21%, partially offset by decreased average coal sales realization per ton of $10.49, or 13%.

Western Coal Operations - EBITDA decreased $22.7 million, or 130%, for the three months ended June 30, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $2.54, or 111%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.56, or 5%, and increased cost of coal sales per ton of $1.98, or 20%, which was due primarily to lower volumes related to poor rail service and a weather related event at our Eagle Butte mine.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Summary

Total revenues decreased $502.8 million, or 19%, for the six months ended June 30, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $391.5 million, decreased freight and handling revenues of $61.8 million, and decreased other revenues of $49.5 million. The decrease in coal revenues was due primarily to lower western steam and metallurgical coal sales volumes and lower average coal sales realization per ton for eastern and western steam coal and metallurgical coal. The decrease in coal revenues consisted of decreased metallurgical coal revenues of $306.1 million and decreased steam coal revenues of $85.4 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and fewer export shipments. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements.

Net loss increased $271.9 million for the six months ended June 30, 2014 compared to the prior year period. The increase was largely due to decreased coal and other revenues discussed above and a goodwill impairment expense of $308.7 million, decreased income tax benefits of $202.9 million, partially offset by decreased certain operating costs and expenses, which are described below, of $420.3 million, increased other miscellaneous income, net, of $250.2 million, which includes a $250.3 million gain on exchange of our 50% interest in the Alpha Shale J.V., and decreased asset impairment and restructuring expenses of $10.3 million.

The decrease in certain operating costs and expenses of $420.3 million consisted of decreased cost of coal sales of $368.8 million, or 18%, decreased depreciation, depletion and amortization expenses of $62.4 million, or 14%, and decreased other expenses of $12.9 million, or 37%, partially offset by decreased credits to expense for amortization of acquired intangibles, net of $20.6 million and increased selling, general and administrative expenses of $3.2 million, or 4%.

Coal sales volumes decreased 3.2 million tons, or 7%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 1.4 million tons and 1.8 million tons of western steam and metallurgical coal, respectively. The decrease in western steam coal was due primarily to rail transportation difficulties; adverse weather conditions in the first quarter of 2014 and the impacts of production curtailments.The decrease in metallurgical coal volumes was due primarily to lower export shipments due to weak market conditions and the impacts of production curtailments.

The consolidated average coal sales realization per ton for the six months ended June 30, 2014 was $45.32 compared to $50.91 in the prior year period, a decrease of $5.59 per ton, or 11%. The decrease was largely attributable to decreases of $13.92 per ton, or 14%, $3.81 per ton, or 6%, and $0.67 per ton, or 5%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $88.13 and $58.39, respectively, for the six months ended June 30, 2014 compared to $102.05 and $62.20 in the prior year period. The average coal sales realization per ton for western steam coal was $12.05 for the six months ended June 30, 2014 compared to $12.72 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 9% for each of the six months ended June 30, 2014 and 2013. Coal margin percentage for our Eastern and Western Coal Operations was 9% and 8%, respectively, for the six months ended June 30, 2014 compared to 7% and 21%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $4.02 for the six months ended June 30, 2014 compared to $4.44 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $6.22 and $0.99, respectively, for the six months ended June 30, 2014 compared to $5.73 and $2.67 in the prior year period.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$880,005	$936,290	$(56,285)	(6)%
Western steam	209,176	238,323	(29,147)	(12)%
Metallurgical	782,892	1,088,952	(306,060)	(28)%
Freight and handling revenues	250,540	312,385	(61,845)	(20)%
Other revenues	43,258	92,764	(49,506)	(53)%
Total revenues	$2,165,871	$2,668,714	$(502,843)	(19)%
Tons sold:
Eastern steam	15,071	15,053	18	—%
Western steam	17,355	18,738	(1,383)	(7)%
Metallurgical	8,883	10,671	(1,788)	(17)%
Total	41,309	44,462	(3,153)	(7)%
Coal sales realization per ton:
Eastern steam	$58.39	$62.20	$(3.81)	(6)%
Western steam	$12.05	$12.72	$(0.67)	(5)%
Metallurgical	$88.13	$102.05	$(13.92)	(14)%
Average	$45.32	$50.91	$(5.59)	(11)%

Coal revenues. Coal revenues decreased $391.5 million, or 17%, for the six months ended June 30, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $56.3 million, or 6%, which consisted of decreased domestic coal revenues of $54.3 million, or 7%, and decreased export coal revenues of $2.0 million, or 1%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton, which decreased $3.81, or 6% compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $59.79 per ton compared to $63.14 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $52.59 per ton, compared to $58.02 per ton in the prior year period.

Total metallurgical coal revenues decreased $306.1 million, or 28%, which consisted of decreased export coal revenues of $254.4 million, or 34%, and decreased domestic coal revenues of $51.7 million, or 15%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton and lower coal sales volumes, which were impacted by weak market conditions as increases to supply have outpaced demand growth, particularly in the seaborne markets. Metallurgical coal shipments decreased 1.8 million tons, which consisted of increased domestic shipments of 0.1 million tons and decreased export shipments of 1.9 million tons compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $82.54 per ton compared to $94.54 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $99.94 per ton, compared to $124.05 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of the impacts of rail transportation difficulties, a weather related event at our Eagle Butte mine in the second quarter of 2014, and a decrease of $0.67, or 5%, in average coal sales realization per ton due to customer mix and roll off of higher priced contracts year over year.Western coal sales volumes decreased 1.4 million tons, or 7%, compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the six months ended June 30, 2014 compared with 24% and 76% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 42% and 58%, respectively, for the six months ended June 30, 2014 compared with 48% and 52%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $250.5 million for the six months ended June 30, 2014, a decrease of $61.8 million, or 20%, compared to the prior year period. The decrease was primarily due to decreased freight rates and fewer export shipments compared to the prior year period.

Other. Other revenues decreased $49.5 million, or 53%, and other expenses decreased $12.9 million, or 37%, for the six months ended June 30, 2014 compared to the prior year period, resulting in a net decrease to income from operations of $36.6 million. The net decrease was due primarily to decreased revenues and credits related to contractual settlements, partially offset by decreased expenses related to a loss on assets contributed to a joint venture in the prior year.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,724,532	$2,093,335	$(368,803)	(18)%
Freight and handling costs	250,540	312,385	(61,845)	(20)%
Other expenses	21,885	34,781	(12,896)	(37)%
Depreciation, depletion and amortization	391,367	453,729	(62,362)	(14)%
Amortization of acquired intangibles, net	18,743	(1,840)	20,583	1,119%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	84,954	81,765	3,189	4%
Asset impairment and restructuring	12,089	22,341	(10,252)	(46)%
Goodwill impairment	308,651	—	308,651	100%
Total costs and expenses	$2,812,761	$2,996,496	$(183,735)	(6)%
Cost of coal sales per ton:[1]
Eastern coal operations	$63.20	$73.00	$(9.80)	(13)%
Western coal operations	$11.06	$10.05	$1.01	10%
Average	$41.30	$46.47	$(5.17)	(11)%
EBITDA:
Eastern Coal Operations	$34,919	$170,784	$(135,865)	80%
Western Coal Operations	$11,199	$43,798	$(32,599)	(74)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $368.8 million, or 18%, for the six months ended June 30, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments implemented during the first half of 2013.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $62.4 million, or 14%, for the six months ended June 30, 2014 compared to the prior year period. The decrease was primarily due to decreased depletion and amortization expense due to lower coal production and lower depletion rates at certain mines that recorded asset impairment charges during 2012 and decreased depreciation expense related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $20.6 million for the six months ended June 30, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to decreased amortization of below-market contracts assumed in the Massey Acquisition due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses increased $3.2 million, or 4%, for the six months ended June 30, 2014 compared to the prior year period. The increase in selling, general and administrative expenses was due primarily to increased legal fees primarily related to a case that was settled during the second quarter of 2014, partially offset by decreased employee-related expenses as a result of lower headcount and our cost reduction measures.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $12.1 million for the three months ended June 30, 2014 and consisted of severance expenses of $2.4 million and impairment expenses of $9.7 million related to certain other non-current assets.

Goodwill impairment. See Overview and Critical Accounting Policies, and Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $15.6 million, or 13%, during the six months ended June 30, 2014 compared to the prior year period due primarily to the issuance of 3.75% convertible notes in May, 2013, 4.875% convertible notes in December 2013 and 7.50% senior secured second lien notes in May 2014, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% convertible notes, respectively.

Income taxes. Income tax expense of $37.0 million was recorded for the six months ended June 30, 2014 on a loss before income taxes of $531.3 million. The tax rate differs from the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $137.6 million and non-deductible goodwill impairment expense, partially offset by the impact of the percentage depletion allowance. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit of $165.9 million was recorded for the six months ended June 30, 2013 on a loss before income taxes of $462.4 million. The benefit rate is higher than the federal statutory rate of 35% primarily due to the impact of the percentage depletion allowance and state tax benefit, net of federal tax impact, mostly offset by the impact of non-deductible fines and penalties and changes in the valuation allowance.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $135.9 million for the six months ended June 30, 2014 compared to the prior year period. The decrease in EBITDA was largely due to a goodwill impairment charge of $308.7 million, decreased other revenues of $46.1 million, and increased other expenses of $45.9 million, partially offset by increased coal margin per ton of $0.49, or 9%, increased other miscellaneous income of $234.7 million, which includes a gain of $250.3 million from the exchange of our 50% interest in the Alpha Shale J.V., decreased selling general and administrative expenses of $18.3 million and decreased asset impairment and restructuring expenses of $10.2 million. The increase in coal margin per ton was due to decreased cost of coal sales primarily due to cost reduction measures and improved performance at one of our lower cost longwall mines. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $9.80, or 13%, partially offset by decreased average coal sales realization per ton of $9.31, or 12%.

Western Coal Operations - EBITDA decreased $32.6 million, or 74%, for the six months ended June 30, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $1.68, or 63%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.67, or 5%, and increased cost of coal sales per ton of $1.01, or 10%,which was due primarily to lower volumes related to poor rail service and a weather related event at our Eagle Butte mine in the second quarter of 2014.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, our securities repurchases. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements and to a lesser extent, cash from sales of non-core assets and miscellaneous revenues.

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On

January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock and paid us $100.0 million in cash. We recognized a gain of $250.3 million. The shares of Rice Energy were subject to customary lockup provisions which expired on July 22, 2014, and we are considering the potential sale of some or all of these shares. As of June 30, 2014, the fair value of these shares was $290.0 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.
We believe that cash on hand, cash generated from our operations and borrowing capacity available under our Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At June 30, 2014, we had total liquidity of $2,395.4 million, including cash and cash equivalents of $768.5 million, marketable securities of $660.0 million which include the Rice Energy common stock, which was subject to customary lockup provisions until July 22, 2014, and $966.9 million of unused commitments available under our revolving credit facility portion of our Credit Agreement, after giving effect to $133.1 million of letters of credit outstanding as of June 30, 2014, subject to limitations described in our credit agreement.

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

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We have not made any pension contributions during the first six months of 2014 and anticipate minimal contributions during the remainder of the year.
With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk. On May 13th, 2014, Moody’s Investors Service downgraded our ratings, including our Corporate Family Rating (CFR) to B3 from B2, the probability of default rating to B3-PD from B2-PD, and the ratings on the first lien senior secured credit facility to B1 from Ba2, and senior unsecured debt to Caa1 from B3. The speculative grade liquidity (SGL) rating remains unchanged at SGL-2. The rating outlook is stable. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures.
In October and December 2013, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265.0 million. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 19, 2014, the Court entered an order preliminarily approving the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, we made an initial payment of $30.0 million into an escrow account and on June 3, 2014, we deposited the remaining $235.0 million of the settlement amount into the escrow account. On June 4, 2014, the Court entered an order approving the settlement and dismissed the class action with prejudice. In May 2014, we received approximately $70.0 million of insurance proceeds in connection with the settlement.
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. The Consent Decree is not effective until it is entered by the Court. We expect to make capital expenditures of approximately $160.0 million over the course of the three year period from 2014 through 2016 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.
Cash Flows

Cash and cash equivalents increased by $148.9 million for the six months ended June 30, 2014. The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended June 30,
	2014	2013
Cash Flows (in thousands):
Net cash (used in) provided by operating activities	$(271,009)	$67,496
Net cash used in investing activities	(18,147)	(275,237)
Net cash (used in) provided by financing activities	438,013	(11,019)
Net increase (decrease) in cash and cash equivalents	$148,857	$(218,760)

Net cash used in operating activities for the six months ended June 30, 2014 was $271.0 million compared to net cash provided by operating activities of $67.5 million for the six months ended June 30, 2013. The decrease in cash provided by operating activities in the first six months of 2014 as compared to the first six months of 2013 is primarily due to an increase in our loss from operations, the previously mentioned $195 million in net payments related to the securities class action settlement, and changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2014 decreased $257.1 million from the $275.2 million of net cash used in investing activities during the six months ended June 30, 2013. The primary source of cash for investing activities for the six months ended June 30, 2014 included sales of marketable securities of $298.2 million and net proceeds of $96.7 million from the exchange of an equity method investment, which was more than offset by $82.8 million of capital expenditures and $333.5 million in purchases of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2014 was $438.0 million compared to net cash used in financing activities of $11.0 million for the six months ended June 30, 2013. The primary uses and sources of cash for financing activities for the six months ended June 30, 2014 included $500.0 million in proceeds from the issuance of our 7.50% senior secured second lien notes due 2020, $34.4 million in payments related to the repurchases of 2.375% and 3.25% convertible notes and principal repayments of long-term debt, $16.5 million in payments for debt issuance and modification costs, and capital lease principal payments of $8.6 million.

Long-Term Debt

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the three and six months ended June 30, 2014, the Company completed the repurchase of approximately $2.8 million and $21.4 million, respectively, of its outstanding 2.375% Convertible Notes and approximately $2.9 million and $19.0 million, respectively, of its outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $0.2 million and $2.0 million, respectively.

Amendment No. 2 to the Fourth Amended and Restated Credit Agreement

On May 7, 2014, we entered into an amendment (“Amendment No. 2”) to the Fourth Amended and Restated Credit Agreement dated as of May 22, 2013, which was amended on October 2, 2013 by Amendment No. 1 thereto, (as amended, the “Credit Agreement”) with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time.  The principal changes to the Credit Agreement effected by the Amendment No. 2 to the Fourth Amended and Restated Credit Agreement include the following: suspending the interest coverage ratio until the first quarter of 2016, replacing the senior secured leverage ratio with a first lien senior secured leverage ratio, reducing the size of the restricted payment basket, extending the minimum liquidity covenant through the end of 2015, increasing by $400 million the amount of additional debt permitted to be incurred either pursuant to the “accordion” feature of the Credit Agreement or a notes offering, and requiring the first $800 million of additional debt incurred pursuant to the accordion or a notes offering (including the debt represented by the 7.50% senior secured second lien notes due 2020 issued in May 2014) to be unsecured debt or second lien secured debt.

The terms of the Credit Agreement (i) restrict our ability to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on our capital stock or redeem, repurchase or retire our capital stock; and (ii) require us to provide additional collateral consisting of receivables to secure our obligations under the Credit Agreement when not used to secure a permitted receivables facility.

Indenture and New Senior Secured Second Lien Notes

On May 20, 2014, Alpha, certain of Alpha’s wholly owned domestic subsidiaries, as guarantors (collectively, the “Guarantors”), and Wilmington Trust, National Association (“Wilmington Trust”), as trustee, entered into an indenture (the “Indenture”) governing Alpha’s newly issued 7.5% senior secured second lien notes due 2020 (the “New Secured Notes”). The New Secured Notes will pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.

The New Secured Notes are guaranteed by each of Alpha’s current and future wholly owned domestic subsidiaries that guarantee Alpha’s obligations under the Credit Agreement. The New Secured Notes are Alpha’s senior secured obligations, ranking equal in right of payment with all of Alpha’s existing and future indebtedness that is not subordinated in right of payment to the New Secured Notes; secured by a second priority lien on Alpha’s assets that secure Alpha’s indebtedness under the Credit Agreement, and thus effectively junior to Alpha’s indebtedness that is permitted to be secured by first priority liens on the collateral securing the New Secured Notes, including indebtedness under the Credit Agreement, and to indebtedness secured by assets that are not part of the collateral securing the New Secured Notes, in each case to the extent of the value of the assets securing such indebtedness; senior in right of payment to all of Alpha’s future debt that is subordinated in right of payment to the New Secured Notes; and structurally subordinated to any existing and future indebtedness and other liabilities of any non-guarantor subsidiary.

Alpha may redeem the New Secured Notes, in whole or in part, at any time prior to August 1, 2016, at a price equal to 100% of the aggregate principal amount of the New Secured Notes plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. In addition, Alpha may redeem up to 35% of the aggregate principal amount of the New Secured Notes with the net cash proceeds from certain equity offerings, at any time prior to August 1, 2016 at a redemption price equal to 107.5% of the aggregate principal amount of the New Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date if at least 65% of the aggregate principal amount of New Secured Notes issued under the Indenture remains outstanding after the redemption. Alpha may also redeem the New Secured Notes, in whole or in part, at any time on or after August 1, 2016, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

Upon the occurrence of a change of control repurchase event with respect to the New Secured Notes, unless Alpha has exercised its right to redeem the New Secured Notes, Alpha will be required to offer to repurchase each holder’s New Secured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The Indenture contains covenants that limit, among other things, Alpha’s ability to:

•	incur, or permit its subsidiaries to incur, additional debt;

•	issue, or permit its subsidiaries to issue, certain types of stock;

•	pay dividends on its or its subsidiaries’ capital stock or repurchase its capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	incur liens on certain assets to secure debt;

•	limit dividends or other payments by its restricted subsidiaries to it and its other restricted subsidiaries;

•	consolidate, merge or sell all or substantially all of its assets; and

•	make certain payments on its or its subsidiaries’ subordinated debt.

These covenants are subject to a number of important qualifications and exceptions. These covenants may not apply at any time after the New Secured Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor’s Ratings Services and of at least Ba1 (stable) from Moody’s Investors Service, Inc.

As of June 30, 2014, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2014
6.25% senior notes due 2021	$700,000
7.50% senior secured second lien notes due 2020	500,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2020	617,188
4.875% convertible senior notes due 2020	345,000
3.75% convertible senior notes due 2017	345,000
3.25% convertible senior notes due 2015	109,201
2.375% convertible senior notes due 2015	44,458
Other	64,179
Debt discount	(134,857)
Total long-term debt	$3,890,169
Less current portion	(69,686)
Long-term debt, net of current portion	$3,820,483

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Credit Agreement and the indentures governing our notes as of June 30, 2014. Operating results below current levels, or at current levels for an extended period of time, or other adverse factors could result in our being unable to comply with these covenants. A breach of the covenants in the Credit Agreement or the indentures governing our notes, including the financial covenants under the Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Credit Agreement are:

	Actual Covenant Levels; Period Ended June 30, 2014	Required Covenant Levels
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio (2)	(.16)	2.5x
Minimum consolidated liquidity (in thousands)	$2,105,378	$300,000
Minimum Adjusted EBITDA to cash interest ratio	N/A (1)	N/A (1)

(1)	Minimum Adjusted EBITDA to cash interest ratio is not applicable in 2014 or 2015 and is required to be at least 1.25x during the first two quarters of 2016.

(2)
Unrestricted cash is limited to a maximum of $700.0 million of cash and marketable securities that qualify as permitted investments under the terms of our Credit Agreement. The Company's shares of Rice Energy do not qualify as permitted investments.

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

Certain non-cash items that may adjust EBITDA in the compliance calculation are: (a) accretion of asset retirement obligations; (b) amortization of intangibles; (c) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; and (d) gains or losses associated with the change in fair value of derivative instruments. Certain non-recurring items that may adjust EBITDA in the compliance calculation are: (a) business optimization expenses or other restructuring charges; (b) non-cash impairment charges; (c) certain non-cash expenses or charges arising as a result of the application of acquisition accounting; (d) non-cash charges associated with loss on early extinguishment of debt; and (e) charges associated with litigation, arbitration, or contract settlements. Certain other items that may adjust EBITDA in the compliance calculation are: (a) after-tax gains or losses from discontinued operations; (b) losses from certain dispositions; (c) franchise taxes; and (d) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

The calculation of Adjusted EBITDA shown below is based on our results of operations in accordance with the Credit Agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended				Twelve Months Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	June 30, 2014
	(In thousands)
Net loss	$(458,241)	$(358,788)	$(55,698)	$(512,627)	$(1,385,354)
Interest expense	62,233	64,001	64,962	71,012	262,208
Interest income	(1,008)	(384)	(616)	(540)	(2,548)
Income tax expense (benefit)	(143,137)	92,472	46,558	(9,518)	(13,625)
Amortization of acquired intangibles, net	2,748	4,148	9,279	9,464	25,639
Depreciation, depletion and amortization	196,292	215,000	200,295	191,072	802,659
EBITDA	$(341,113)	$16,449	$264,780	$(251,137)	$(311,021)
Non-cash charges (1) (2)	383,535	56,645	29,450	323,384	793,014
Other adjustments (1) (3) (4)	3,060	13,898	10,070	3,477	30,505
Adjusted EBITDA	$45,482	$86,992	$304,300	$75,724	$512,498

(1)	Calculated in accordance with the Credit Agreement.

(2)
Includes $308.7 million for the three months ended June 30, 2014 and $253.1 million for the three months ended September 30, 2013 characterized under the Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ending December 31, 2013.

(3)
Includes $1.7 million for the three months ended June 30, 2014, $0.7 million for the three months ended March 31, 2014, $2.9 million for the three months ended December 31, 2013, and $2.0 million for the three months ended September 30, 2013 characterized under the Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.

(4)
The three months ended September 30, 2013 have been adjusted from amounts previously reported due to the inadvertent inclusion of certain amounts during those periods. Our covenant compliance was not impacted as a result of these adjustments.

Cash interest is calculated in accordance with the Credit Agreement and is equal to interest expense less interest income and non-cash interest expense plus pro forma interest expense. Cash interest for the twelve months ended June 30, 2014 is calculated as follows (in thousands):

Interest expense	$262,208
Less interest income	(2,548)
Less non-cash interest expense	(59,134)
Plus pro forma interest	37,065
Net cash interest expense (1)	$237,591

(1)	Calculated in accordance with the Credit Agreement

Consolidated liquidity calculated in accordance with our Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, certain marketable securities and unused revolving credit facility commitments available under our Credit Agreement. As of June 30, 2014, we had available liquidity of $2,105.4 million, including cash and cash equivalents of $768.5 million, marketable securities of $370.0 million and $966.9 million of unused revolving credit facility commitments available under our Credit Agreement.

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

As of June 30, 2014, we had outstanding surety bonds with a total face amount of $403.4 million to secure various obligations and commitments and we had self bonding guarantees in the amount of $637.6 million. In addition, as collateral for various obligations and commitments, we had $133.1 million of letters of credit in place under our Credit Agreement. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Credit Agreement for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position (including as a result of non-cash impairments) or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

Other

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving companies with coal mining or other energy assets. When we believe that these opportunities are consistent with our strategic plans and our acquisition or disposition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of due diligence. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Our contractual obligations for transportation agreements decreased $23.2 million during the six months ended June 30, 2014. Other than normal payments and servicing of our obligations, there have been no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended June 30, 2014, we determined that indicators of impairment were present for our coal related long-lived asset groups. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended June 30, 2014, we determined that the undiscounted cash flows exceeded, by a substantial margin, the carrying values of our long-lived asset groups within our Eastern and Western Coal Operations. For the one coal related long-lived asset group contained in our All Other category, the long-lived assets had previously been written down to their estimated fair value of $1.7 million during the third quarter of 2013. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

Goodwill. Goodwill represents the excess of purchase price over the fair value of the identifiable net assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually as of October 31 of each year, or more frequently if indicators of impairment exist.

We test goodwill for impairment using a fair value approach at the reporting unit level. We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit determined in step one is lower than its carrying value, we proceed to step two, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill at a reporting unit, we assign the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of carrying value of goodwill over its implied fair value at a reporting unit is recorded as impairment.

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

We performed an interim goodwill impairment test during the three months ended June 30, 2014 due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our eastern coal operations may have been below its carrying value. As a result of our step two evaluation of the implied fair value of goodwill, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of our remaining goodwill in a reporting unit within our eastern coal operations to $0. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. Due to the significant negative evidence of cumulative losses in recent years, the company is unable to utilize estimates of future earnings to support the realization of its deferred tax assets. Therefore, the company is currently relying primarily on income resulting from expected future deferred tax liability reversals, along with carryback opportunities and prudent tax strategies to support the realization of deferred tax assets. We update our assessment regarding the realizability of our deferred tax assets including scheduling the reversal of our deferred tax assets and liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of June 30, 2014, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Federal and state net operating loss carryforwards were partially realized by scheduling the tax effect of the taxable temporary differences. Some deferred tax liabilities did not reverse in the same period as deferred tax assets, and therefore were not used as a future source of taxable income. If deferred tax assets increase relative to our deferred tax liabilities or circumstances change regarding the reversal patterns of existing deferred balances, we may be required to establish additional valuation allowances. We recorded an increase of $87.5 million and $137.6 million to our deferred tax asset valuation allowance during the three and six months ended June 30, 2014, respectively. As of June 30, 2014, a valuation allowance of $431.7 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 17, 2014, we had sales commitments for approximately 100% of planned shipments of western steam coal for 2014, all of which is priced, 97% of planned shipments of eastern steam coal for 2014, 89% of which is priced and 93% of planned shipments of metallurgical coal for 2014, 88% of which is priced. Additionally, we have planned shipments of approximately two million tons of CAPP thermal coal for the remainder of 2014 with various European customers at prices tied to the API 2 index. These market-priced contracts expose us to changes in market prices which we may seek to offset, in part or in whole, by entering into derivative instruments. As of June 30, 2014, we did not have any material hedges in place for these CAPP tons. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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

We expect to use approximately 27.4 million gallons of diesel fuel for the last six months of 2014 and 46.7 million gallons of diesel fuel for 2015. Through our derivative swap contracts, we have fixed prices for approximately 38% and 41% of our expected diesel fuel needs for the remaining six months of 2014 and for the year of 2015, respectively. If the price of diesel fuel were to decrease during the remaining six months of 2014, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of June 30, 2014, our term loan due 2020 under the Credit Agreement had an outstanding balance of $617.2 million. A 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by $3.1 million.

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

Sustained depressed levels or further declines in coal prices would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Our results of operations are substantially dependent upon the prices we receive for our coal. Those prices depend upon factors beyond our control (some of which are described in more detail in other risk factors included in our Annual Report on Form 10-K), including:

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

Sustained depressed levels or further declines in coal prices in the United States and other countries, which have posed unprecedented challenges for coal producers, have and may continue to materially adversely affect our operating results and cash flows, as well as the value of our coal reserves. For example, because of lower prices for certain types of coal that our affiliated companies produce, over the past three years production was reduced or halted at certain mines, and we recently announced the anticipated idling of an additional 11 mines in West Virginia, as well as preparation plants and other support operations, by mid-October 2014. Production could be further reduced in the future if coal prices remain depressed or decline further.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
April 1, 2014 through April 30, 2014	2,804	$4.31	—	500,002
May 1, 2014 through May 31, 2014	3,106	$4.29	—	500,002
June 1, 2014 through June 30, 2014	26,326	$3.57	—	500,002
	32,236		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2014, the Company issued 131,389 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 32,236 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: August 8, 2014	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

4.1
Indenture, dated as of May 20, 2014, among Alpha Natural Resources, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014).

4.2
Form of 7½% Senior Secured Second Lien Notes due 2020 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014).

10.1
Security Agreement, dated as of May 20, 2014, among Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. identified therein, and Wilmington Trust, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014).

10.2
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2014, among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 13, 2014).

10.3‡
Alpha Natural Resources, Inc. Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 22, 2014).

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