Form 10-Q
period 2014-09-30
Alpha Natural Resources, Inc.
filed 2014-11-06
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 31, 2014 - 221,571,545

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Coal revenues	$920,833	$1,028,847	$2,792,906	$3,292,412
Freight and handling revenues	111,816	135,931	362,356	448,316
Other revenues	17,943	26,316	61,201	119,080
Total revenues	1,050,592	1,191,094	3,216,463	3,859,808
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	864,998	988,995	2,589,530	3,082,330
Freight and handling costs	111,816	135,931	362,356	448,316
Other expenses	17,988	120,698	39,873	155,479
Depreciation, depletion and amortization	170,895	196,292	562,262	650,021
Amortization of acquired intangibles, net	9,166	2,748	27,909	908
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	34,798	38,899	119,752	120,664
Asset impairment and restructuring	11,544	2,017	23,633	24,358
Goodwill impairment	—	253,102	308,651	253,102
Total costs and expenses	1,221,205	1,738,682	4,033,966	4,735,178
Loss from operations	(170,613)	(547,588)	(817,503)	(875,370)
Other income (expense):
Interest expense	(75,688)	(62,233)	(211,662)	(182,587)
Interest income	574	1,008	1,730	3,133
Gain on sale of marketable equity securities	16,435	—	16,435	—
Gain (loss) on early extinguishment of debt	—	158	(2,022)	(33,039)
Gain on exchange of equity method investment	—	—	250,331	—
Miscellaneous income, net	379	7,277	2,493	24,131
Total other income (expense), net	(58,300)	(53,790)	57,305	(188,362)
Loss before income taxes	(228,913)	(601,378)	(760,198)	(1,063,732)
Income tax benefit	43,938	143,137	6,898	309,022
Net loss	$(184,975)	$(458,241)	$(753,300)	$(754,710)
Basic loss per common share	$(0.84)	$(2.07)	$(3.40)	$(3.42)
Diluted loss per common share	$(0.84)	$(2.07)	$(3.40)	$(3.42)
Weighted average shares - basic	221,491,811	220,960,449	221,342,088	220,850,020
Weighted average shares - diluted	221,491,811	220,960,449	221,342,088	220,850,020

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(184,975)	$(458,241)	$(753,300)	$(754,710)
Other comprehensive income (loss), net of tax:
Amortization of and adjustments to employee benefit costs, net of income tax of ($1,033) and ($76,795), and $2,125 and ($81,081) for the three and nine months ended September 30, 2014 and 2013, respectively	(31,122)	100,753	(35,838)	109,931
Settlement of cash flow hedges, net of income tax of $265 and $788, and $1,304 and $2,575 for the three and nine months ended September 30, 2014 and 2013, respectively	(404)	(946)	(1,981)	(3,998)
Change in fair value of marketable securities, net of income tax of $21,505 and ($173), and ($14,202) and $27 for the three and nine months ended September 30, 2014 and 2013, respectively	(32,663)	300	21,572	(41)
Total other comprehensive income (loss), net of tax	(64,189)	100,107	(16,247)	105,892
Total comprehensive loss	$(249,164)	$(358,134)	$(769,547)	$(648,818)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$809,411	$619,644
Trade accounts receivable, net	317,684	287,655
Inventories, net	305,285	304,863
Short-term marketable securities	374,528	337,069
Prepaid expenses and other current assets	264,425	439,193
Total current assets	2,071,333	1,988,424
Property, equipment and mine development costs, net	1,528,163	1,798,648
Owned and leased mineral rights and land (net of accumulated depletion of $1,310,602 and $1,167,912, respectively)	6,984,875	7,157,506
Goodwill, net	—	308,651
Other acquired intangibles (net of accumulated amortization of $362,887 and $422,737, respectively)	112,696	158,465
Other non-current assets	495,758	387,564
Total assets	$11,192,825	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$176,945	$29,169
Trade accounts payable	245,311	234,951
Accrued expenses and other current liabilities	703,309	978,695
Total current liabilities	1,125,565	1,242,815
Long-term debt	3,714,976	3,398,434
Pension and postretirement medical benefit obligations	1,024,896	990,124
Asset retirement obligations	723,479	728,575
Deferred income taxes	828,070	901,552
Other non-current liabilities	455,296	465,892
Total liabilities	7,872,282	7,727,392

Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 233.7 million issued and 221.6 million outstanding at September 30, 2014 and 232.8 million issued and 221.0 million outstanding at December 31, 2013	2,337	2,328
Additional paid-in capital	8,204,829	8,185,222
Accumulated other comprehensive income (loss)	(73,395)	(57,148)
Treasury stock, at cost: 12.1 million and 11.8 million shares at September 30, 2014 and December 31, 2013, respectively	(273,129)	(271,737)
Accumulated deficit	(4,540,099)	(3,786,799)
Total stockholders’ equity	3,320,543	4,071,866
Total liabilities and stockholders’ equity	$11,192,825	$11,799,258

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(753,300)	$(754,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	647,298	733,282
Amortization of acquired intangibles, net	27,909	908
Mark-to-market adjustments for derivatives	4,641	1,312
Stock-based compensation	21,170	18,360
Goodwill impairment	308,651	253,102
Asset impairment and restructuring	23,633	24,358
Employee benefit plans, net	43,879	43,352
Loss on early extinguishment of debt	2,022	33,039
Gain on exchange of equity-method investment	(250,331)	—
Gain on sale of marketable equity security	(16,435)	—
Deferred income taxes	(4,785)	(306,488)
Other, net	13,005	(16,020)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(30,029)	118,216
Inventories, net	(422)	61,116
Prepaid expenses and other current assets	80,882	30,728
Other non-current assets	8,255	7,052
Trade accounts payable	11,204	(28,332)
Accrued expenses and other current liabilities	(304,212)	152,816
Pension and postretirement medical benefit obligations	(31,752)	(36,647)
Asset retirement obligations	(43,225)	(31,519)
Other non-current liabilities	(11,206)	(125,346)
Net cash provided by (used in) operating activities	(253,148)	178,579
Investing activities:
Capital expenditures	(128,174)	(163,129)
Purchases of marketable securities	(507,804)	(738,800)
Sales of marketable securities	548,758	680,452
Proceeds from exchange of equity-method investment, net	96,732	—
Other, net	13,516	7,075
Net cash provided by (used in) investing activities	23,028	(214,402)
Financing activities:
Principal repayments of long-term debt	(35,993)	(951,894)
Principal repayments of capital lease obligations	(13,028)	(12,151)
Proceeds from borrowings on long-term debt	500,000	964,369
Debt issuance and modification costs	(28,185)	(24,317)
Common stock repurchases	(1,392)	(1,352)
Other	(1,515)	(1,453)
Net cash provided by (used in) financing activities	419,887	(26,798)
Net increase (decrease) in cash and cash equivalents	189,767	(62,621)
Cash and cash equivalents at beginning of period	619,644	730,723
Cash and cash equivalents at end of period	$809,411	$668,102

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The standard requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and the Company adopted ASU 2014-12 during the three months ended September 30, 2014. Adoption of the standard did not have a material impact on the Company's results of operations.

Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 to conform to the current year presentation.

(2)    Asset Impairment and Restructuring

The Company recorded severance expenses of $11,544 and $13,942 during the three and nine months ended September 30, 2014, respectively. The Company recorded impairment expenses of $8,797 and $926 related to certain other non-current assets within the Company’s All Other category during the three months ended March 31, 2014 and June 30, 2014, respectively. Additionally, the Company recorded other expenses of ($32) during the nine months ended September 30, 2014.

The Company recorded severance expenses of ($266) and $12,781 and professional fees and other expenses of $393 and $9,687 for the three and nine months ended September 30, 2013, respectively. Additionally, during the three months ended September 30, 2013, the Company tested certain of its long-lived asset groups for impairment due primarily to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates and recorded asset impairment charges totaling $1,890 related to mineral reserves in an asset group in its All Other category.

(3)    Goodwill, Net

During the second quarter of 2014, the Company performed an interim goodwill impairment test due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within its eastern coal operations may have been below its carrying value.

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

As a result of applying the approach discussed above at its interim impairment testing date of June 1, 2014, the Company recorded an impairment charge to write down goodwill to its implied fair value as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Balance December 31, 2013	Impairments	Balance September 30, 2014
Goodwill:
Eastern operations	$3,024,308	$—	$3,024,308

Accumulated impairment losses:
Eastern operations	$(2,715,657)	$(308,651)	$(3,024,308)

Goodwill, net:
Eastern operations	$308,651	$(308,651)	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(4)    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 and 2013:

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance September 30, 2014
Employee benefit costs	$(59,102)	$(34,168)	$(1,670)	$(94,940)
Cash flow hedges	1,941	—	(1,981)	(40)
Available-for-sale marketable securities	13	31,483	(9,911)	21,585
	$(57,148)	$(2,685)	$(13,562)	$(73,395)

	Balance December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance September 30, 2013
Employee benefit costs	$(171,394)	$108,985	$946	$(61,463)
Cash flow hedges	4,755	(972)	(3,026)	757
Available-for-sale marketable securities	41	(103)	62	—
	$(166,598)	$107,910	$(2,018)	$(60,706)

The following tables summarize the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassifications during the three and nine months ended September 30, 2014 and 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Employee benefit costs:
Amortization of actuarial loss	$47	$777	(1)
Amortization of prior service credit	(947)	(955)	(1)
Total before income tax	(900)	(178)
Tax benefit	343	73	Income tax benefit
Total, net of tax	$(557)	$(105)

Cash flow hedges:
Commodity swaps-coal	$(1,012)	$(1,514)	Coal revenues
Commodity swaps-diesel fuel	343	(220)	Cost of coal sales
Total before income tax	(669)	(1,734)
Tax benefit	265	788	Income tax benefit
Total, net of tax	$(404)	$(946)

Available-for-sale marketable securities:
Unrealized gains and losses	$(16,435)	$123	Interest income
Tax benefit (expense)	6,525	(45)	Income tax benefit
Total, net of tax	$(9,910)	$78

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Employee benefit costs:
Amortization of actuarial loss	$139	$4,363	(1)
Amortization of prior service credit	(2,841)	(2,864)	(1)
Other	—	58	(1)
Total before income tax	(2,702)	1,557
Tax benefit (expense)	1,032	(611)	Income tax benefit
Total, net of tax	$(1,670)	$946

Cash flow hedges:
Commodity swaps-coal	$(3,252)	$(3,304)	Coal revenues
Commodity swaps-diesel fuel	(33)	82	Cost of coal sales
Commodity swaps-natural gas	—	(1,866)	Other revenues
Commodity options-natural gas	—	113	Other revenues
Total before income tax	(3,285)	(4,975)
Tax benefit	1,304	1,949	Income tax benefit
Total, net of tax	$(1,981)	$(3,026)

Available-for-sale marketable securities:
Unrealized gains and losses	$(16,436)	$103	Interest income
Tax benefit (expense)	6,525	(41)	Income tax benefit
Total, net of tax	$(9,911)	$62

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 16.

(5)    Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 4.875% convertible senior notes due 2020 (the “4.875% Convertible Notes”), 3.75% convertible senior notes due 2017 (the “3.75% Convertible Notes”), 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”). The 4.875% Convertible Notes, 3.75% Convertible Notes, 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances and in specified periods. The shares that would be issued to settle the conversion or conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money or the notes are otherwise convertible. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6)    Inventories, net

Inventories, net consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2014	December 31, 2013
Raw coal	$53,093	$39,830
Saleable coal	168,176	171,240
Materials, supplies and other, net	84,016	93,793
Total inventories, net	$305,285	$304,863

(7)    Marketable Securities

In 2010, the Company entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of Alpha’s Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, the Company, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to transfer its 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300,000, consisting of $100,000 of cash and $200,000 of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed the Offering, and on the same date, issued the Company 9,523,810 shares of common stock and paid $100,000 in cash. The exchange of interest in Alpha Shale resulted in a gain of $250,331 in the first quarter of 2014. On August 19, 2014, the Company sold approximately 3.1 million shares of Rice Energy common stock in exchange for $81,846 of cash and recorded a gain of $16,435. The remaining approximately 6.4 million shares of Rice Energy are subject to customary lockup provisions that will expire on November 11, 2014. The Rice Energy common stock is accounted for as an available for sale marketable security and reported within other non-current assets on the Condensed Consolidated Balance Sheet as of September 30, 2014.

Short-term marketable securities consisted of the following:

	September 30, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$59,515	$5	$(3)	$59,517
Corporate debt securities(a)	315,111	3	(103)	315,011
Total short-term marketable securities	$374,626	$8	$(106)	$374,528

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities(a)	$81,484	$17	$(4)	$81,497
Corporate debt securities(a)	255,567	49	(44)	255,572
Total short-term marketable securities	$337,051	$66	$(48)	$337,069

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	September 30, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$134,589	$35,890	$—	$170,479
Mutual funds held in Rabbi Trust(b)	7,384	4,160	(1,725)	9,819
Total long-term marketable securities	$141,973	$40,050	$(1,725)	$180,298

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Mutual funds held in rabbi trust(b)	$7,261	$3,637	$(1,568)	$9,330

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8)     Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2014	December 31, 2013
Prepaid insurance	$14,988	$12,273
Insurance and indemnification receivables (1)	124,176	195,228
Notes and other receivables	14,255	10,381
Deferred income taxes - current	39,287	118,757
Deferred long wall move expenses	12,559	10,766
Refundable income taxes	7,483	19,708
Derivative financial instruments	3,554	8,898
Prepaid freight	23,346	26,445
Deposits	9,002	13,671
Other prepaid expenses	15,775	23,066
Total prepaid expenses and other current assets	$264,425	$439,193
(1) See Note 10.

(9)    Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	September 30, 2014	December 31, 2013
Plant and mining equipment	$3,626,191	$3,731,282
Mine development	316,002	299,334
Office equipment, software and other	49,882	61,000
Construction in progress	61,195	62,457
Total property, equipment and mine development costs	4,053,270	4,154,073
Less accumulated depreciation and amortization	2,525,107	2,355,425
Total property, equipment and mine development costs, net	$1,528,163	$1,798,648

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(10)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Wages and employee benefits	$117,295	$117,561
Current portion of asset retirement obligations	84,632	70,851
Taxes other than income taxes	105,479	123,361
Freight	9,423	4,650
Current portion of self insured workers’ compensation obligations	14,189	14,189
Interest payable	78,060	22,321
Current portion of postretirement medical benefit obligations	46,678	46,678
Deferred revenue	40,573	41,250
Litigation (1)	129,060	447,214
Other	77,920	90,620
Total accrued expenses and other current liabilities	$703,309	$978,695
(1) The Company has recorded related receivables of $124,176 and $195,228 from insurance coverage and indemnifications in prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013, respectively.

(11)    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
6.25% senior notes due 2021	$700,000	$700,000
7.50% senior secured second lien notes due 2020	500,000	—
6.00% senior notes due 2019	800,000	800,000
9.75% senior notes due 2018	500,000	500,000
Term loan due 2020	615,625	620,313
4.875% convertible senior notes due 2020	345,000	345,000
3.75% convertible senior notes due 2017	345,000	345,000
3.25% convertible senior notes due 2015	109,201	128,182
2.375% convertible senior notes due 2015	44,458	65,889
Other	60,777	73,305
Debt discount	(128,140)	(150,086)
Total long-term debt	3,891,921	3,427,603
Less current portion	(176,945)	(29,169)
Long-term debt, net of current portion	$3,714,976	$3,398,434

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the nine months ended September 30, 2014, the Company completed the repurchase of approximately $21,431 of its outstanding 2.375% convertible senior notes due 2015 and approximately $18,981 of its outstanding 3.25% convertible senior notes due 2015 and recorded a loss on early extinguishment of debt of $2,022.

Accounts Receivable Securitization Facility

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On September 19, 2014, ANR Second Receivables Funding, LLC (“ANR Second Receivables Funding”), a special purpose indirect subsidiary of Alpha Natural Resources, Inc. (the “Company”), entered into a Credit and Security Agreement (the “A/R Facility”) with General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender (as defined therein) and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (as defined therein). Under the A/R Facility, ANR Second Receivables Funding may borrow cash from the Lenders or cause the LC Lenders to issue letters of credit, on a revolving basis, in an amount up to $200,000, subject to certain limitations set forth therein. The funding pursuant to the A/R Facility is available through the earlier of September 19, 2018 or 90 days prior to the earliest scheduled maturity date of: (1) the Company’s Fourth Amended and Restated Credit Agreement, dated as of May 22, 2013, as amended from time to time (the “Fourth Amended and Restated Credit Agreement”), with Citicorp North America, Inc. and all other parties thereto from time to time, as such maturity date may be amended from time to time in a manner that meets the requirements set forth in the A/R Facility (which requirements were met by the Amendment described below under the caption “Fifth Amended and Restated Credit Agreement”), (2) any successor to, or replacement of, the Fourth Amended and Restated Credit Agreement meeting the requirements set forth in the A/R Facility, or (3) the earliest scheduled maturity date of any obligations for Indebtedness (as defined therein) (a) maturing after December 31, 2015, and (b) having an outstanding principal balance in excess of $100,000 on such 90th day.

The obligations of the Lenders to make cash advances and of the LC Lenders to issue letters of credit pursuant to the A/R Facility are secured by certain trade receivables owned by ANR Second Receivables Funding. The receivables are originated by Alpha Coal Sales Co., LLC (“Alpha Coal Sales”), an indirect subsidiary of the Company and the sole member of ANR Second Receivables Funding, as sales agent on behalf of certain operating subsidiaries of the Company, and arise from the fulfillment of customer contracts entered into by Alpha Coal Sales. The A/R Facility provides that a specified percentage of billed and unbilled receivables meeting certain criteria are eligible to be counted for purposes of determining the amount of financing available to ANR Second Receivables Funding, subject to customary limits and reserves, including limits and reserves based on a dilution rate (calculated using factors including whether any portion of the receivable was reduced, canceled or written-off or is subject to dispute, offset, counterclaim or other defense), a loss rate and certain obligor and payment characteristics of the receivables. On each transfer date during the term of the A/R Facility, Alpha Coal Sales will sell and/or contribute receivables to ANR Second Receivables Funding. Alpha Coal Sales will service those receivables on behalf of ANR Second Receivables Funding and may be required to repurchase receivables in the event of a breach of certain representations or warranties made pursuant to the A/R Facility.

The Lenders and the LC Lenders will be entitled to receive interest payments with respect to the outstanding amount of each advance (including letter of credit participations) made or maintained under the A/R Facility by each Lender or LC Lender during each applicable settlement period. In addition, ANR Second Receivables Funding will pay General Electric Capital Corporation a fee as administrative agent. Certain other fees and expenses are payable to the participating financial institutions. Collections on the receivables, as well as amounts required to remain on deposit in certain accounts under the A/R Facility, will be available to pay the interest, fees and expenses, as well as to collateralize the letters of credit, if required under the A/R Facility, and repay principal on cash advances.

The A/R Facility and related documents contain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the contracts pursuant to which the receivables were originated. The A/R Facility includes termination events customary for facilities of this type (with typical grace periods, where applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default, delinquency or dilution of the receivables above specified levels, failure to comply with a springing fixed charge coverage ratio which is only applicable when certain borrowing capacity ratios have been reached, occurrence of a change of control and existence of material judgments. A termination event would permit the administrative agent to terminate the program and enforce any and all rights under the A/R Facility and certain agreements related thereto. Additionally, the A/R Facility contains cross-default provisions, which would allow the administrative agent to terminate the program in the event of non-payment of other material indebtedness when due, and any other event which results in the acceleration of the maturity of material indebtedness.

Although the Lenders and the LC Lenders bear the risk of non-payment by any obligor of the receivables, the Company has agreed to guarantee the performance of its subsidiaries, other than ANR Second Receivables Funding, under the A/R Facility and agreements related to the A/R Facility for the benefit of the Lenders and the LC Lenders.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

As of September 30, 2014, there were no letters of credit outstanding, no cash borrowing transactions had taken place and $200,000 was available under the A/R Facility.

Fifth Amended and Restated Credit Agreement

On September 24, 2014, the Company entered into an amendment agreement (the “Amendment”), pursuant to which certain terms of the Fourth Amended and Restated Credit Agreement were amended and the Fourth Amended and Restated Credit Agreement was restated in its entirety (as amended and restated, the “Fifth Amended and Restated Credit Agreement”). The Amendment, among other things:

•
extends the maturity of approximately 75% of previous revolving credit facility commitments (the “Extended Maturity Revolver Facility Commitments”) from June 30, 2016 to September 30, 2017, with the remaining approximately 25%, or $276,000, of revolving credit facility commitments expiring, as previously, on June 30, 2016;

•
reduces the amount of the Extended Maturity Revolver Facility Commitments by 25% to $618,000 and provides for an increase in the interest rate payable to holders of the Extended Maturity Revolver Facility Commitments on borrowings under the revolving credit facility, effective as of the date of the Amendment; and

•
makes other changes to the Fourth Amended and Restated Credit Agreement, including eliminating the interest coverage financial covenant previously scheduled to apply starting in the first quarter of 2016, extending the minimum liquidity covenant through September 30, 2017, accelerating the date by which certain real property is added as collateral and adding provisions to facilitate future extensions and refinancing under the Fifth Amended and Restated Credit Agreement.

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

Indenture and New Senior Secured Second Lien Notes

On May 20, 2014, Alpha, certain of Alpha’s wholly owned domestic subsidiaries, as guarantors (collectively, the “Guarantors”), and Wilmington Trust, National Association (“Wilmington Trust”), as trustee, entered into an indenture (the “Indenture”) governing Alpha’s newly issued 7.50% senior secured second lien notes due 2020 (the “New Secured Notes”) at 100% of par value. The New Secured Notes will pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.

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

(12)    Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2014:

Total asset retirement obligations at December 31, 2013	$799,426
Accretion for the period	42,268
Sites added during the period	1,569
Revisions in estimated cash flows	8,073
Expenditures for the period	(43,225)
Total asset retirement obligations at September 30, 2014	$808,111
Less current portion	(84,632)
Long-term portion	$723,479

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$421,260	$421,260	$—	$—
7.50% senior secured second lien notes due 2020	500,000	452,500	452,500	—	—
6.00% senior notes due 2019	800,000	472,000	472,000	—	—
9.75% senior notes due 2018(1)	497,488	373,950	373,950	—	—
Term loan due 2020(2)	613,107	601,217	—	601,217	—
4.875% convertible senior notes due 2020(3)	270,658	204,309	204,309	—	—
3.75% convertible senior notes due 2017(4)	299,241	250,643	250,643	—	—
3.25% convertible senior notes due 2015(5)	107,814	106,624	106,624	—	—
2.375% convertible senior notes due 2015(6)	42,836	43,018	43,018	—	—
Total long-term debt	$3,831,144	$2,925,521	$2,324,304	$601,217	$—

	December 31, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$602,000	$602,000	$—	$—
6.00% senior notes due 2019	800,000	694,872	694,872	—	—
9.75% senior notes due 2018(1)	496,547	560,250	560,250	—	—
Term loan due 2020(2)	617,460	617,291	—	617,291	—
4.875% convertible senior notes due 2020(3)	264,283	372,606	372,606	—	—
3.75% convertible senior notes due 2017(4)	290,219	360,956	360,956	—	—
3.25% convertible senior notes due 2015(5)	125,142	126,904	126,904	—	—
2.375% convertible senior notes due 2015(6)	60,647	65,882	65,882	—	—
Total long-term debt	$3,354,298	$3,400,761	$2,783,470	$617,291	$—

(1)	Net of debt discount of $2,512 and $3,453 as of September 30, 2014 and December 31, 2013, respectively.

(2)	Net of debt discount of $2,518 and $2,853 as of September 30, 2014 and December 31, 2013, respectively.

(3)	Net of debt discount of $74,342 and $80,717 as of September 30, 2014 and December 31, 2013, respectively.

(4)	Net of debt discount of $45,759 and $54,781 as of September 30, 2014 and December 31, 2013, respectively.

(5)	Net of debt discount of $1,387 and $3,040 as of September 30, 2014 and December 31, 2013, respectively.

(6)	Net of debt discount of $1,622 and $5,242 as of September 30, 2014 and December 31, 2013, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$59,517	$59,517	$—	$—
Mutual funds held in Rabbi Trust	$9,819	$9,819	$—	$—
Corporate equity securities	$170,479	$170,479	$—	$—
Corporate debt securities	$315,011	$—	$315,011	$—
Forward coal sales	$1,247	$—	$1,247	$—
Commodity swaps	$(2,828)	$—	$(2,828)	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$81,497	$81,497	$—	$—
Mutual funds held in Rabbi Trust	$9,330	$9,330	$—	$—
Corporate debt securities	$255,572	$—	$255,572	$—
Forward coal sales	$(398)	$—	$(398)	$—
Commodity swaps	$10,403	$—	$10,403	$—

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 6% of cost of coal sales for the nine months ended September 30, 2014. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of September 30, 2014, the Company had swap agreements outstanding to hedge the variable cash flows related to 34% and 41% of anticipated diesel fuel usage for the remaining three months of 2014 and calendar year 2015, respectively. The average fixed price for these diesel fuel swaps is $2.87 per gallon and $2.76 per gallon for the remaining three months of 2014 and calendar year 2015, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

The Company enters into coal sales agreements for steam coal with customers outside of the U.S. A portion of these steam coal contracts contain clauses that tie the price of the coal to be sold to the API-2 Coal Index. As part of the Company’s overall risk management strategy, the Company may enter into swap agreements with financial institutions to mitigate the risk of price volatility for its coal sales that are tied to the API-2 Coal Index. The terms of the swap agreements allow the Company to receive a fixed price and pay a floating price, which provides a fixed price per ton of coal, excluding transportation and other variable items that are included in the total price of the coal. As of September 30, 2014, the Company had swap agreements outstanding for approximately 65 tons of coal at an average price of $88.56.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2014	December 31, 2013
Commodity swaps	Prepaid expenses and other current assets	$2,307	$8,898
Commodity swaps	Other non-current assets	—	1,772
Forward coal sales	Prepaid expenses and other current assets	1,247	—
Total asset derivatives		$3,554	$10,670

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	September 30, 2014	December 31, 2013
Commodity swaps	Other non-current liabilities	$838	$31
Commodity swaps	Accrued expenses and other current liabilities	4,297	236
Forward coal sales	Accrued expenses and other current liabilities	—	398
Total liability derivatives		$5,135	$665

The following tables present the gains and losses from derivative instruments for the nine months ended September 30, 2014 and 2013 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain reclassified from accumulated other comprehensive income (loss) to earnings		Loss recorded in accumulated other comprehensive income (loss)
	2014	2013	2014	2013
Commodity swaps(1) (3)	$1,981	$3,094	$—	$(909)
Commodity options(2) (3)	—	(68)	—	(63)
	$1,981	$3,026	$—	$(972)

(1)
For the nine months ended September 30, 2014, amounts included in cost of coal sales and coal revenues in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2013, amounts included in cost of coal sales, other revenues and coal revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded in other revenues in the Condensed Consolidated Statements of Operations.

(3)	Net of tax.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Forward coal sales(1)	$(159)	$(5,149)	$1,645	$(6,354)
Forward coal purchases(1)	—	(4)	—	4
Commodity swaps(2)	(8,491)	5,340	(6,286)	5,038
	$(8,650)	$187	$(4,641)	$(1,312)

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Condensed Consolidated Statements of Operations.

Unrealized gains and losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $84, net of tax, to earnings.

(15)    Income Taxes

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax benefit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal statutory income tax benefit	$(80,119)	$(210,482)	$(266,069)	$(372,306)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(3,593)	(7,062)	(22,566)	(27,909)
State taxes, net of federal tax impact	(7,506)	(9,151)	(9,247)	(19,190)
State statutory tax rate change, net of federal tax impact	—	(2,524)	—	(2,524)
Non-deductible fines and penalties	613	1,253	2,174	12,472
Non-deductible goodwill impairment	—	88,585	108,028	88,585
Reversal of reserves for uncertain tax positions	—	—	(8,090)	—
Change in valuation allowance	43,655	(5,070)	181,258	2,614
Other, net	3,012	1,314	7,614	9,236
Income tax benefit	$(43,938)	$(143,137)	$(6,898)	$(309,022)

Under ASC 740-270, “Income Taxes - Interim Reporting”, a company should calculate an estimated annual effective tax rate and apply the estimated tax rate to the year-to-date operating results. If a company is unable to make a reliable estimate of the annual effective tax rate, then the actual effective tax rate for the year-to-date period should be used as the best estimate of the annual effective tax rate (the “discrete method”). For the three and nine months ended September 30, 2014, the Company concluded that the use of the discrete method was more appropriate than the estimated annual effective tax rate method due to the sensitivity of the change in valuation allowance resulting from changes in deferred tax balances and their related reversal timing.

The Company recorded an increase of $43,655 and $181,258 to its deferred tax asset valuation allowance during the three and nine months ended September 30, 2014, respectively. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years, and tax planning strategies to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

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

Components of Net Periodic Pension Costs

The components of net periodic benefit credits are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$7,802	$8,220	$23,407	$22,673
Expected return on plan assets	(8,802)	(10,001)	(26,405)	(28,145)
Amortization of net actuarial loss	45	205	134	712
Loss on settlement	—	—	—	58
Net periodic benefit credit	$(955)	$(1,576)	$(2,864)	$(4,702)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$2,920	$3,329	$8,762	$10,612
Interest cost	10,723	10,183	32,169	29,799
Amortization of prior service credit	(947)	(955)	(2,841)	(2,864)
Amortization of net actuarial loss	—	410	—	2,871
Net periodic benefit cost	$12,696	$12,967	$38,090	$40,418

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$539	$657	$1,615	$2,076
Interest cost	1,800	1,691	5,399	4,825
Expected return on plan assets	(59)	(30)	(175)	(46)
Amortization of net actuarial loss	2	162	5	780
Net periodic benefit cost	$2,282	$2,480	$6,844	$7,635

In connection with the announcement of certain changes for non union employees to the Company's retiree medical plan and the announcement of production curtailments at certain mines during the three months ended September 30, 2014, the Company remeasured its obligations under its retiree medical plan and its black lung obligations. The discount rates for each plan were updated. The weighted average discount rate for each of the plans remeasured was 4.18%. As a result, the Company increased its liabilities for its retiree medical plan and black lung obligations by $18,033 and $11,155, respectively, with an offset recorded in accumulated other comprehensive income (loss).

(17)    Stock-Based Compensation Awards

On May 22, 2014, the Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”). The principal purpose of the 2012 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. On May 22, 2014, the Company's stockholders approved an additional 3,100,000 shares of common stock for issuance under the 2012 LTIP Plan. The 2012 LTIP Plan is currently authorized for the issuance of awards of up to 13,100,000 shares of common stock, and as of September 30, 2014, 4,141,434 shares of common stock were available for grant under the plan.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

During the nine months ended September 30, 2014, the Company awarded certain of its executives and key employees 1,411,824 time-based restricted share units and 1,378,486 performance-based restricted share units under its existing stock plans. Additionally, during the nine months ended September 30, 2014, the Company also awarded certain of its executives and key employees 2,077,491 time-based restricted cash units and 1,378,486 performance-based restricted cash units which are accounted for as liability awards and subject to variable accounting. The liability for these awards totaled $1,424 as of September 30, 2014.

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

At September 30, 2014, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance based), and stock options. Stock-based compensation expense totaled $7,249 and $5,762 for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense totaled $21,170 and $18,360 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, approximately 82% and 73%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales. For each of the nine months ended September 30, 2014 and 2013, approximately 77% of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the nine months ended September 30, 2014 and 2013, the Company repurchased 280,502 and 165,709, respectively, of common shares from employees at an average price paid per share of $4.96 and $8.16, respectively.

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

The Company has obligations for a federal coal lease, which contains an estimated 222,000 tons of proven and probable coal reserves in the Powder River Basin. The annual installments of $42,130 in the period from 2014 through 2015 are due each November until the obligation is satisfied.

The Company also has obligations under certain coal transportation agreements that contain minimum quantities to be shipped each year. Minimum amounts due under these contracts for 2015, 2016, 2017, 2018 and beyond are $25,584, $59,111, $17,540, $12,930 and $279,254, respectively.

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. The Company is self bonded with respect to certain performance obligations, including reclamation, for $637,913. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

Letters of Credit

As of September 30, 2014, the Company had $178,284 of letters of credit outstanding under its revolving credit facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $184 and $116,552 during the three months ended September 30, 2014 and 2013, respectively.

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

UBB Explosion and Related Investigations and Litigation

On April 5, 2010, before the Massey Acquisition by the Company, an explosion occurred at the UBB mine, resulting in the deaths of twenty-nine miners. The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues. Additionally, the United States Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation. The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On October 19, 2012, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement and amended the complaint on January 23, 2013. On May 10, 2013, the court dismissed the amended complaint. The plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Fourth Circuit on June 5, 2013. On October 18, 2013, the Court of Appeals dismissed the appeal for lack of jurisdiction.

On July 17, 2013, the same plaintiffs filed another complaint seeking “criminal restitution” under the Agreement, which defendants moved to dismiss on August 12, 2013. On October 30, 2013, the court granted defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed this dismissal order.

On September 17, 2014, the Court of Appeals determined that the plaintiffs had failed to establish that the District Court had jurisdiction over the case. Accordingly, the Court of Appeals vacated the District Court’s dismissal of the case and remanded the case with instructions to dismiss the case without prejudice for lack of jurisdiction. On September 22, 2014, the plaintiffs filed a motion to amend the July 17, 2013 complaint, which is currently pending before the District Court.

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

On June 17, 2013 and August 29, 2013, two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. The Company moved to dismiss both complaints on July 17, 2013 and October 16, 2013, respectively. On July 21, 2014, the Circuit Court granted the Company's motion to dismiss in one of the two cases. The second motion remains pending.

Uniform Fraudulent Transfers Act Action

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

On September 14, 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 1, 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court. The

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

court approved the stipulation and entered the stay that same day. The court extended the stay several times and the most recent stay expired on October 31, 2014.

On October 17, 2014, the Delaware Plaintiffs filed an amended complaint which maintains claims against Massey and certain former Massey directors and officers but no longer asserts claims against the Company or Mountain Merger Sub, Inc. Under a schedule approved by the court, the defendants have until December 5, 2014 to respond to the amended complaint.

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

On June 24, 2011, the defendants moved to dismiss the West Virginia Plaintiffs’ original complaint on the grounds that plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, or, alternatively, to stay this case in favor of In re Massey, described above. Defendants also filed an opposition to the West Virginia Plaintiffs’ motion to amend.  On August 19, 2011, the West Virginia Plaintiffs filed a combined memorandum in opposition to defendants’ motion to dismiss or stay and in further support of their motion to amend. On August 22, 2011, defendants filed a memorandum in further support of their motion to dismiss or stay and in further opposition to plaintiffs’ motion to amend. On August 23, 2011, the court held a hearing on defendants’ motion to dismiss and plaintiffs’ motion to amend. Without deciding the motions, the court requested the parties to submit competing proposed orders containing findings of fact and conclusions of law and proposed scheduling orders for the court’s consideration, which the parties did on September 9, 2011. On November 14, 2013, the court denied the West Virginia Plaintiffs’ motion to amend and granted defendants’ motion to dismiss. The West Virginia Plaintiffs appealed the denial of motion to amend and dismissal to the Supreme Court of Appeals of West Virginia. On August 26, 2014, the Supreme Court of Appeals remanded the action to the Circuit Court. On October 16, 2014, the court issued an order stating that its prior ruling of November 14, 2013 remained unchanged and directed the parties to submit a proposed amended order with findings of fact and conclusions of law by November 7, 2014.

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

Mine Water Discharge Suits

On March 20, 2012, three environmental groups filed a citizen’s suit against two of the Company’s subsidiaries, Alex Energy, Inc. and Elk Run Coal Company, Inc., in federal court in the Southern District of West Virginia. The suit alleges violations of the terms of the subsidiaries’ water discharge permits concerning conductivity levels, although the subject permits do not contain numerical limits on conductivity. The plaintiffs seek a civil penalty as well as injunctive relief. On June 4, 2014, the Court entered partial summary judgment against the subsidiaries. The subsidiaries filed an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit regarding the novel basis for the district court’s entry of partial summary judgment. On October 23, 2014, the Court of Appeals declined to hear the appeal at this time.

The district court has scheduled its decision regarding any penalties or other relief for December 2, 2014, and submission of initial expert reports to the court was completed on October 17, 2014. The plaintiffs and their experts advocate installation of water treatment facilities at these two sites employing water treatment technology that has proved costly in other applications. If the court were ultimately to direct the subsidiaries to install water treatment facilities at the two affected sites, the costs could be substantial. Various effective water treatment technologies and techniques exist, however, with varying implementation and operating costs, and the subsidiaries and their experts advocate that the use of water management strategies or other treatment technologies would be more appropriate.

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
Nicewonder Litigation

Affiliated Construction Trades Foundation Litigation

In December 2004, prior to the Company’s acquisition of Nicewonder in October 2005, the Affiliated Construction Trades Foundation (“ACTF”), a division of the West Virginia State Building and Construction Trades Council, brought an action against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became the Company’s wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the Circuit Court of Kanawha County, West Virginia, which was removed to the United States District Court for the Southern District of West Virginia (the “ACTF Litigation”). The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI’s road construction project for the Red Jacket section of the King Coal Highway (the “Red

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Jacket Contract”) was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws.

On September 30, 2009, the District Court issued an order that dismissed for lack of standing all of ACTF’s claims under federal law and remanded the remaining state claims to the Circuit Court of Kanawha County, West Virginia for resolution. On May 7, 2010, the Circuit Court of Kanawha County entered summary judgment in favor of NCI. On June 22, 2011, the West Virginia Supreme Court of Appeals reversed the Circuit Court order granting summary judgment in favor of NCI, and remanded the case back to the Circuit Court for further proceedings. Following remand, ACTF filed a motion for summary judgment, which the Circuit Court denied on November 9, 2011. ACTF challenged the order denying its summary judgment motion to the West Virginia Supreme Court of Appeals.

On June 21, 2012, the West Virginia Supreme Court of Appeals issued an opinion finding that ACTF had standing to pursue its claims and remanded the case back to the Circuit Court of Kanawha County, West Virginia for further proceedings.

A settlement between NCI and ACTF was agreed upon in early January 2013, prior to the January 14, 2013 trial date, and the Circuit Court subsequently dismissed the case as to NCI, with prejudice. The Company did not incur any out-of-pocket expenditures in connection with that settlement.

A bench trial proceeded among the remaining parties to the ACTF Litigation and, on February 26, 2013, the Circuit Court of Kanawha County entered an order that ruled against WVDOH in finding that the Red Jacket Contract, as well as the awarding and implementation of that contract, were in violation of West Virginia law because the Red Jacket Contract did not contain a provision whereby WVDOH required payment by NCI of statutory prevailing wages to employees; and WVDOH did not conduct a public bidding process before awarding the Red Jacket Contract to NCI. The time to appeal the order has passed without an appeal having been filed, and the order has become final.

NCI Employee Litigation

On February 7, 2013, the Company received notice of a putative class action lawsuit against NCI filed in the Circuit Court of Mingo County, West Virginia by a former NCI employee (the “NCI Employee Litigation”). The plaintiff in the NCI Employee Litigation is represented by the same attorney who represented the plaintiff in the ACTF Litigation, and the complaint’s allegations raise issues similar to those in the ACTF Litigation and arise from the same Red Jacket Contract that was at issue in the ACTF Litigation. The Company believes that NCI has meritorious defenses to the claims asserted in the NCI Employee Litigation.

NCI filed its answer to the complaint in the NCI Employee Litigation on March 4, 2013. On April 23, 2013, the Circuit Court of Kanawha County, West Virginia, granted NCI’s motion to transfer and entered an agreed order transferring the NCI Employee Litigation from the Circuit Court of Mingo County to the Circuit Court of Kanawha County.

On November 14, 2013, the Circuit Court of Kanawha County granted NCI’s Motion to Certify Questions of Law to the Supreme Court of Appeals of West Virginia, but on June 17, 2014, the Supreme Court declined to review the submitted questions in the absence of a more developed factual record in the lower court. Proceedings in the Circuit Court of Kanawha County, West Virginia therefore resumed. The Circuit Court has scheduled the trial for April 25-29 and May 2-6, 2016.

On October 14, 2014, NCI filed and served a third party complaint against WVDOH seeking a declaration of rights and obligations of the parties. Specifically, the complaint seeks a determination as to whether NCI is entitled to indemnification for any liability it may incur in the NCI Employee Litigation. The complaint also seeks a declaration that the Red Jacket Contract obligates WVDOH to enter into a supplemental agreement with NCI to reimburse NCI for any additional costs incurred, or to be incurred, as a result of the changes to the Red Jacket Contract arising from the February 26, 2013 order entered against WVDOH in the ACTF Litigation, including without limitation any costs and expenses incurred, or to be incurred, by NCI related to the wage and benefit rates for work on the project, including to the extent any such additional costs, damages, statutory penalties, and/or attorney fees are awarded against NCI in the NCI Employee Litigation.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. On January 24, 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion on March 1, 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor has submitted on behalf of itself and Alpha Appalachia’s subsidiaries. On June 17, 2014, the Missouri Court of Appeals (i) affirmed the jury award of $38,500 in compensatory damages against Fluor, Appalachia Holding and DRIH, jointly and severally, as well as the award of $48,000 in punitive damages against Appalachia Holding and $32,000 against DRIH, and (ii) vacated the award of $240,000 in punitive damages against Fluor and remanded the case for a new trial solely on the amount of punitive damages as to Fluor. On July 2, 2014, the defendants filed with the Missouri Court of Appeals a petition for rehearing by the panel or rehearing en banc and an application to transfer the appeal to the Missouri Supreme Court in the event rehearing by the Court of Appeals is denied, all of which remain pending. The Company has recorded an indemnity receivable of $118,500 and has accrued a liability of $118,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet at September 30, 2014.

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

On May 23, 2014, a jury in Buchanan County Circuit Court found for the Harman plaintiffs and awarded them $5,000 in damages, plus prejudgment interest of approximately $1,120. On June 13, 2014, the Harman plaintiffs filed motions seeking a new trial on damages and attorneys’ fees, and A.T. Massey filed a motion to set aside the damages verdict. The Circuit Court has not yet ruled on these motions.

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

(19)    Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of September 30, 2014, and Eastern Coal Operations, which consists of 54 underground mines and 19 surface mines in Northern and Central Appalachia as of September 30, 2014, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended September 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$932,431	$111,418	$6,743	$1,050,592
Depreciation, depletion, and amortization	$151,153	$14,898	$4,844	$170,895
Amortization of acquired intangibles, net	$9,708	$(586)	$44	$9,166
EBITDA	$45,940	$1,014	$(20,692)	$26,262
Capital expenditures	$43,118	$2,171	$52	$45,341

Segment operating results and capital expenditures for the three months ended September 30, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,050,495	$128,151	$12,448	$1,191,094
Depreciation, depletion, and amortization	$175,767	$13,686	$6,839	$196,292
Amortization of acquired intangibles, net	$3,434	$(690)	$4	$2,748
EBITDA	$(244,689)	$30,478	$(126,902)	$(341,113)
Capital expenditures	$54,725	$1,047	$351	$56,123

Segment operating results and capital expenditures for the nine months ended September 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$2,862,231	$323,861	$30,371	$3,216,463
Depreciation, depletion, and amortization	$504,264	$41,189	$16,809	$562,262
Amortization of acquired intangibles, net	$29,838	$(2,061)	$132	$27,909
EBITDA	$80,859	$12,213	$(53,167)	$39,905
Capital expenditures	$116,498	$9,191	$2,485	$128,174

Segment operating results and capital expenditures for the nine months ended September 30, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,451,903	$369,377	$38,528	$3,859,808
Depreciation, depletion, and amortization	$586,486	$40,863	$22,672	$650,021
Amortization of acquired intangibles, net	$2,561	$(1,666)	$13	$908
EBITDA	$(73,936)	$74,276	$(233,689)	$(233,349)
Capital expenditures	$156,934	$4,149	$2,046	$163,129

The following table presents a reconciliation of EBITDA to net loss:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA	$26,262	$(341,113)	$39,905	$(233,349)
Interest expense	(75,688)	(62,233)	(211,662)	(182,587)
Interest income	574	1,008	1,730	3,133
Income tax (expense) benefit	43,938	143,137	6,898	309,022
Depreciation, depletion and amortization	(170,895)	(196,292)	(562,262)	(650,021)
Amortization of acquired intangibles, net	(9,166)	(2,748)	(27,909)	(908)
Net loss	$(184,975)	$(458,241)	$(753,300)	$(754,710)

The following table presents total assets and goodwill as of September 30, 2014 and December 31, 2013:

	Total Assets		Goodwill
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Eastern Coal Operations	$9,015,970	$9,566,687	$—	$308,651
Western Coal Operations	619,640	645,175	—	—
All Other	1,557,215	1,587,396	—	—
Total	$11,192,825	$11,799,258	$—	$308,651

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $381,972 and $1,255,717, or approximately 36% and 39%, respectively, of total revenues for the three and nine months ended September 30, 2014, respectively. Export revenues totaled $517,872 and $1,716,565, or approximately 43% and 44%, respectively, of total revenues for the three and nine months ended September 30, 2013, respectively.

(20)    Guarantor and Non-Guarantor Information

The Company has issued senior notes and convertible senior notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are Condensed Consolidating Financial Statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, respectively, based on the guarantor structure that was put in place in connection with the issuance of its senior notes and convertible senior notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, Rockridge Coal Company, ANR Second Receivables Funding, LLC, and Alpha Coal India Private Limited, which were not guarantors of the Senior Notes or the Convertible Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$467	$807,229	$1,715	$—	$809,411
Trade accounts receivable, net	—	26,665	291,019	—	317,684
Inventories, net	—	305,285	—	—	305,285
Short-term marketable securities	—	374,528	—	—	374,528
Prepaid expenses and other current assets	—	261,462	2,963	—	264,425
Total current assets	467	1,775,169	295,697	—	2,071,333
Property, equipment and mine development costs, net	—	1,528,163	—	—	1,528,163
Owned and leased mineral rights and land, net	—	6,984,875	—	—	6,984,875
Other acquired intangibles, net	—	112,696	—	—	112,696
Other non-current assets	8,449,986	8,742,491	6,085	(16,702,804)	495,758
Total assets	$8,450,453	$19,143,394	$301,782	$(16,702,804)	$11,192,825
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$49,086	$127,859	$—	$—	$176,945
Trade accounts payable	742	244,466	103	—	245,311
Accrued expenses and other current liabilities	3,130	699,999	180	—	703,309
Total current liabilities	52,958	1,072,324	283	—	1,125,565
Long-term debt	3,674,245	40,731	—	—	3,714,976
Pension and postretirement medical benefit obligations	—	1,024,896	—	—	1,024,896
Asset retirement obligations	—	723,479	—	—	723,479
Deferred income taxes	—	828,070	—	—	828,070
Other non-current liabilities	1,402,707	1,577,703	280,298	(2,805,412)	455,296
Total liabilities	5,129,910	5,267,203	280,581	(2,805,412)	7,872,282
Stockholders’ Equity
Total stockholders’ equity	3,320,543	13,876,191	21,201	(13,897,392)	3,320,543
Total liabilities and stockholders’ equity	$8,450,453	$19,143,394	$301,782	$(16,702,804)	$11,192,825

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$467	$617,952	$1,225	$—	$619,644
Trade accounts receivable, net	—	287,655	—	—	287,655
Inventories, net	—	304,863	—	—	304,863
Short-term marketable securities	—	337,069	—	—	337,069
Prepaid expenses and other current assets	—	436,352	2,841	—	439,193
Total current assets	467	1,983,891	4,066	—	1,988,424
Property, equipment and mine development costs, net	—	1,798,648	—	—	1,798,648
Owned and leased mineral rights and land, net	—	7,157,506	—	—	7,157,506
Goodwill, net	—	308,651	—	—	308,651
Other acquired intangibles, net	—	158,465	—	—	158,465
Other non-current assets	8,602,537	8,786,932	13,826	(17,015,731)	387,564
Total assets	$8,603,004	$20,194,093	$17,892	$(17,015,731)	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,250	$22,919	$—	$—	$29,169
Trade accounts payable	—	234,951	—	—	234,951
Accrued expenses and other current liabilities	3,130	975,365	200	—	978,695
Total current liabilities	9,380	1,233,235	200	—	1,242,815
Long-term debt	3,222,906	175,528	—	—	3,398,434
Pension and postretirement medical benefit obligations	—	990,124	—	—	990,124
Asset retirement obligations	—	728,575	—	—	728,575
Deferred income taxes	—	901,552	—	—	901,552
Other non-current liabilities	1,298,852	1,764,744	—	(2,597,704)	465,892
Total liabilities	4,531,138	5,793,758	200	(2,597,704)	7,727,392
Stockholders’ Equity
Total stockholders’ equity	4,071,866	14,400,335	17,692	(14,418,027)	4,071,866
Total liabilities and stockholders’ equity	$8,603,004	$20,194,093	$17,892	$(17,015,731)	$11,799,258

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$920,833	$—	$—	$920,833
Freight and handling revenues	—	111,816	—	—	111,816
Other revenues	—	16,383	1,560	—	17,943
Total revenues	—	1,049,032	1,560	—	1,050,592
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	864,998	—	—	864,998
Freight and handling costs	—	111,816	—	—	111,816
Other expenses	—	17,988	—	—	17,988
Depreciation, depletion, and amortization	—	170,895	—	—	170,895
Amortization of acquired intangibles, net	—	9,166	—	—	9,166
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	34,310	488	—	34,798
Asset impairment and restructuring	—	11,544	—	—	11,544
Total costs and expenses	—	1,220,717	488	—	1,221,205
Loss from operations	—	(171,685)	1,072	—	(170,613)
Other income (expense):
Interest expense	(76,356)	712	(44)	—	(75,688)
Interest income	—	573	1	—	574
Gain on sale of marketable equity securities	—	16,435	—	—	16,435
Miscellaneous income (expense), net	—	409	(30)	—	379
Total other income (expense), net	(76,356)	18,129	(73)	—	(58,300)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(76,356)	(153,556)	999	—	(228,913)
Income tax (expense) benefit	29,779	14,549	(390)	—	43,938
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(138,398)	—	—	138,398	—
Net income (loss)	$(184,975)	$(139,007)	$609	$138,398	$(184,975)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,028,847	$—	$—	$1,028,847
Freight and handling revenues	—	135,931	—	—	135,931
Other revenues	—	26,316	—	—	26,316
Total revenues	—	1,191,094	—	—	1,191,094
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	988,995	—	—	988,995
Freight and handling costs	—	135,931	—	—	135,931
Other expenses	—	120,698	—	—	120,698
Depreciation, depletion, and amortization	—	196,292	—	—	196,292
Amortization of acquired intangibles, net	—	2,748	—	—	2,748
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	38,234	665	—	38,899
Asset impairment and restructuring	—	2,017	—	—	2,017
Goodwill impairment	—	253,102	—	—	253,102
Total costs and expenses	—	1,738,017	665	—	1,738,682
Income (loss) from operations	—	(546,923)	(665)	—	(547,588)
Other income (expense):
Interest expense	(60,267)	(1,966)	—	—	(62,233)
Interest income	—	985	23	—	1,008
Loss on early extinguishment of debt	(39)	197	—	—	158
Miscellaneous income (expense), net	—	7,321	(44)	—	7,277
Total other income (expense), net	(60,306)	6,537	(21)	—	(53,790)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(60,306)	(540,386)	(686)	—	(601,378)
Income tax benefit (expense)	23,519	119,755	(137)	—	143,137
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(421,454)	—	—	421,454	—
Net income (loss)	$(458,241)	$(420,631)	$(823)	$421,454	$(458,241)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$2,792,906	$—	$—	$2,792,906
Freight and handling revenues	—	362,356	—	—	362,356
Other revenues	—	58,058	3,143	—	61,201
Total revenues	—	3,213,320	3,143	—	3,216,463
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	2,589,530	—	—	2,589,530
Freight and handling costs	—	362,356	—	—	362,356
Other expenses	—	39,873	—	—	39,873
Depreciation, depletion, and amortization	—	562,262	—	—	562,262
Amortization of acquired intangibles, net	—	27,909	—	—	27,909
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	118,885	867	—	119,752
Asset impairment and restructuring	—	23,633	—	—	23,633
Goodwill impairment	—	308,651	—	—	308,651
Total costs and expenses	—	4,033,099	867	—	4,033,966
Income (loss) from operations	—	(819,779)	2,276	—	(817,503)
Other income (expense):
Interest expense	(209,529)	(2,091)	(42)	—	(211,662)
Interest income	—	1,724	6	—	1,730
Gain on sale of marketable equity securities	—	16,435	—	—	16,435
Loss on early extinguishment of debt	(1,630)	(392)	—	—	(2,022)
Gain on exchange of equity method investment	—	250,331	—	—	250,331
Miscellaneous income (expense), net	—	2,617	(124)	—	2,493
Total other income (expense), net	(211,159)	268,624	(160)	—	57,305
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(211,159)	(551,155)	2,116	—	(760,198)
Income tax (expense) benefit	82,352	(74,629)	(825)	—	6,898
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(624,493)	—	—	624,493	—
Net income (loss)	$(753,300)	$(625,784)	$1,291	$624,493	$(753,300)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$3,292,412	$—	$—	$3,292,412
Freight and handling revenues	—	448,316	—	—	448,316
Other revenues	—	115,346	3,734	—	119,080
Total revenues	—	3,856,074	3,734	—	3,859,808
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	3,082,330	—	—	3,082,330
Freight and handling costs	—	448,316	—	—	448,316
Other expenses	—	155,479	—	—	155,479
Depreciation, depletion, and amortization	—	650,021	—	—	650,021
Amortization of acquired intangibles, net	—	908	—	—	908
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	118,141	2,523	—	120,664
Asset impairment and restructuring	—	24,358	—	—	24,358
Goodwill impairment	—	253,102	—	—	253,102
Total costs and expenses	—	4,732,655	2,523	—	4,735,178
Income (loss) from operations	—	(876,581)	1,211	—	(875,370)
Other income (expense):
Interest expense	(170,584)	(10,822)	(1,181)	—	(182,587)
Interest income	—	3,087	46	—	3,133
Loss on early extinguishment of debt	(27,009)	(4,672)	(1,358)	—	(33,039)
Miscellaneous income (expense), net	—	24,214	(83)	—	24,131
Total other benefit (expense), net	(197,593)	11,807	(2,576)	—	(188,362)
Loss before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(197,593)	(864,774)	(1,365)	—	(1,063,732)
Income tax benefit	77,062	231,428	532	—	309,022
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(634,179)	—	—	634,179	—
Net income (loss)	$(754,710)	$(633,346)	$(833)	$634,179	$(754,710)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(184,975)	$(139,007)	$609	$138,398	$(184,975)
Total comprehensive income (loss)	$(249,164)	$(203,196)	$609	$202,587	$(249,164)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(458,241)	$(420,631)	$(823)	$421,454	$(458,241)
Total comprehensive income (loss)	$(358,134)	$(320,524)	$(823)	$321,347	$(358,134)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(753,300)	$(625,784)	$1,291	$624,493	$(753,300)
Total comprehensive income (loss)	$(769,547)	$(642,031)	$1,291	$640,740	$(769,547)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(754,710)	$(633,346)	$(833)	$634,179	$(754,710)
Total comprehensive income (loss)	$(648,818)	$(527,454)	$(833)	$528,287	$(648,818)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$—	$(253,232)	$84	$(253,148)

Investing activities:
Capital expenditures	—	(128,174)	—	(128,174)
Purchases of marketable securities	—	(507,804)	—	(507,804)
Sales of marketable securities	—	548,758	—	548,758
Proceeds from the exchange of equity-method investment, net	—	96,732	—	96,732
Other, net	—	13,516	—	13,516
Net cash provided by investing activities	—	23,028	—	23,028

Financing activities:
Principal repayments of long-term debt	(26,072)	(9,921)	—	(35,993)
Principal repayments of capital lease obligations	—	(13,028)	—	(13,028)
Proceeds from borrowings on long-term debt	500,000	—	—	500,000
Debt issuance costs	(23,881)	—	(4,304)	(28,185)
Common stock repurchases	(1,392)	—	—	(1,392)
Other	—	(1,515)	—	(1,515)
Transactions with affiliates	(448,655)	443,945	4,710	—
Net cash (used in) provided by financing activities	—	419,481	406	419,887

Net increase (decrease) in cash and cash equivalents	—	189,277	490	189,767
Cash and cash equivalents at beginning of period	467	617,952	1,225	619,644
Cash and cash equivalents at end of period	$467	$807,229	$1,715	$809,411

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash (used in) provided by operating activities	$—	$178,630	$(51)	$178,579

Investing activities:
Capital expenditures	—	(163,129)	—	(163,129)
Purchases of marketable securities	—	(738,800)	—	(738,800)
Sales of marketable securities	—	680,452	—	680,452
Other, net	—	7,075	—	7,075
Net cash used in investing activities	—	(214,402)	—	(214,402)

Financing activities:
Principal repayments of long-term debt	(723,869)	(228,025)	—	(951,894)
Principal repayments of capital lease obligations	—	(12,151)	—	(12,151)
Proceeds from borrowings on long-term debt	964,369	—	—	964,369
Debt issuance costs	(24,317)	—	—	(24,317)
Common stock repurchases	(1,352)	—	—	(1,352)
Other	—	(1,453)	—	(1,453)
Transactions with affiliates	(214,375)	214,015	360	—
Net cash (used in) provided by financing activities	456	(27,614)	360	(26,798)

Net increase (decrease) in cash and cash equivalents	456	(63,386)	309	(62,621)
Cash and cash equivalents at beginning of period	277	729,662	784	730,723
Cash and cash equivalents at end of period	$733	$666,276	$1,093	$668,102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, the Quarterly Report on Form 10-Q for the three months ended June 30, 2014, the Quarterly Report on Form 10-Q for the three months ended March 31, 2014, and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We are one of America’s premier coal suppliers, operating 75 mines and 23 coal preparation and load-out facilities as of September 30, 2014 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 9,700 employees. Our affiliated companies produce, process, and sell steam and metallurgical coal from operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which is processed and/or blended with coal produced from our affiliates' mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

For the three and nine months ended September 30, 2014, sales of steam coal were 16.5 million tons and 48.9 million tons, respectively, and in each case accounted for approximately 78% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2013, sales of steam coal were 16.8 million tons and 50.6 million tons, respectively, and accounted for approximately 77% and 76% of our coal sales volume. For the three and nine months ended September 30, 2014, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.8 million tons and 13.7 million tons, respectively, and in each case accounted for approximately 22% of our coal sales volume. Comparatively, for the three and nine months ended September 30, 2013, sales of metallurgical coal were 5.0 million tons and 15.7 million tons, respectively, and accounted for approximately 23% and 24% of our coal sales volume.

Our sales of steam coal for the three and nine months ended September 30, 2014 and 2013 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and nine months ended September 30, 2014, approximately 36% and 39%, respectively, of our total revenues were derived from coal sales made to customers outside the United States, compared to 43% and 44%, respectively, for the three and nine months ended September 30, 2013.

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

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock, and paid $100.0 million in cash, to us. We recognized a gain of $250.3 million. On August 19, 2014, we sold approximately 3.1 million shares of Rice Energy common stock for $81.8 million of cash and recorded a gain of $16.4 million. The remaining approximately 6.4 million shares of Rice Energy are subject to customary lockup provisions that will expire on November 11, 2014. As of September 30, 2014, the fair value of these shares was $170.5 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.

In October and December 2013, the parties to the securities class action brought by Massey stockholders in the wake of the explosion at Massey’s Upper Big Branch mine participated in mediation. In December 2013, the parties reached agreement on all material terms of settlement, including a cash payment of $265.0 million. In February 2014, the parties reached agreement on definitive settlement documentation, subject to court approval, and on February 19, 2014, the Court entered an order preliminarily approving the settlement subject to a final determination following a settlement hearing on June 4, 2014. On February 25, 2014, pursuant to the terms of the settlement, we made an initial payment of $30.0 million into an escrow account and on June 3, 2014, we deposited the remaining $235.0 million of the settlement into the escrow account. On June 4, 2014, the Court entered an order approving the settlement and dismissed the class action with prejudice. In May 2014, we received approximately $70.0 million of insurance proceeds in connection with the settlement.
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
On April 23, 2014, the U.S. Mine Safety and Health Administration (“MSHA”) issued an extensive final rule revising and expanding its regulation of respirable dust in coal mines. The final rule differs in certain respects from MSHA’s October 2010 proposed rule. We are reviewing the final rule and evaluating its potential effects. Although certain provisions of the rule required compliance by August 2014, many provisions will not be effective until 2016.
On July 31, 2014, we announced that 11 surface mining operations in West Virginia are expected to be idled, along with, preparation plants and other support operations. The decision to idle these operations was made in response to persistent weakness in U.S. and overseas coal demand, depressed price levels and government regulations that are causing electric utilities to close and forego new construction of coal-fired power plants. In connection with the announcement, Worker Adjustment and Retraining Notification (WARN) Act notices were delivered by our affiliate companies, on the same date, to approximately 1,100 employees. Following an evaluation of cost structures, including wages and benefits, as well as an assessment of forecasts for customer commitments and anticipated pricing, on September 26, 2014, we announced the closing of two mines included in the July 31, 2014 WARN notices. These mines shipped approximately 1.5 million tons of steam and metallurgical coal during the first three quarters of 2014. Additionally, we announced that one of the 11 mines will continue to operate as usual. The WARN notices for the remaining 8 mines were extended to the end of November 2014 or within the following two week period. The remaining mines that are subject to idling produced 3.3 million tons of thermal and metallurgical coal during the first three quarters of 2014. Both domestic shipments and shipments to Europe from Central Appalachia are expected to be reduced in connection with the idling of these operations.
As previously disclosed, the Emerald longwall mine will operate only through the second panel in district D. Emerald, will be conducting development work with minimal production during the first quarter of 2015, likely resulting in higher overall eastern cost of coal sales per ton during that period. We now expect Emerald to cease production near the end of 2015.

During the second quarter of 2014, we performed an interim impairment test for our goodwill due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our Eastern Coal Operations may have been below its carrying value. As a result, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of goodwill to its estimated implied value for a reporting unit in our Eastern Coal Operations. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
During the three months ended September 30, 2014, we entered into an amendment and extension of our fourth amended and restated credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”). Additionally, we entered into a credit and security agreement (the “A/R Facility”) in which we may borrow cash or cause letters of credit to be issued, on a revolving basis, in an amount up to $200.0 million, subject to certain limitations. For a more complete description of these transactions, see Note 11 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and see - Liquidity and Capital Resources.
Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal
The global seaborne metallurgical coal market has shown no meaningful improvement over the last several months and continues to exhibit dynamics of an oversupplied market. The Asian hard coking coal benchmark remained at approximately $120 per metric tonne for the third consecutive quarter.
Decelerating growth in steel demand in China, coupled with increases in Australian metallurgical coal production continue to cause an oversupplied seaborne metallurgical coal market. The World Steel Association (“WSA”) recently lowered its global apparent steel usage (“ASU”) growth forecast for 2015 to 2.0 percent from 3.3 percent, with Chinese ASU growth forecasts dropping from 2.7 percent to 0.8 percent. Furthermore, Chinese metallurgical coal imports continued to decline significantly in 2014 compared to 2013. Australian year-to-date exports are up through August 2014 compared to the prior year period.
Announced cuts to global metallurgical coal production through production curtailments and mine idlings have continued with additional production cuts likely as current prices do not allow a return for many of the global producers. North American production cuts account for a significant percentage of announced global cuts to date. We believe many of these announced reductions have not yet taken full effect as certain mines have yet to idle or are selling their remaining inventory.
Thermal Coal
Recent price trends suggest that the thermal coal market will remain weak into early 2015. Although domestic utility inventory levels remain at historically low levels, softer natural gas prices, increased imports of thermal coal and declining usage of thermal coal by power plants in response to EPA regulations have contributed to a continued weak pricing and demand environment.
Rail underperformance continues to hinder shipping volumes across all regions, particularly in the Powder River Basin. Utility inventory levels at the end of September 2014 were significantly lower in terms of coal burn compared to the five-year average and unchanged as of the end of August 2014.
While pricing in Northern Appalachia (“NAPP”) has held up better than in other regions, it is still down over the past few months. Increased competition from the Illinois basin, the threat of increased production from competing mines, and natural gas price declines with large basis differentials have all contributed to continued soft market conditions in NAPP. Utility inventories in NAPP were slightly higher in terms of coal burn at the end of September 2014 compared to August 2014 and compared to the five-year average.
Utility stockpiles in Central Appalachia (“CAPP”) at the end of September 2014 are well below normal five-year average burn levels. Although CAPP utility stockpiles are up from levels seen as of the end of August 2014, they are down significantly compared to a year ago. Despite this, we continue to see no demonstrated sense of urgency from the utilities, due in part to mild summer weather, lackluster demand and strong natural gas injections over the past several months.
The seaborne market is equally uninspiring, with API2 spot pricing weakening further from prices in the second quarter of 2014 and in line with 2015 calendar year pricing, well below the break-even point for the majority of U.S. producers.
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

The following table reconciles EBITDA to net loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net loss	$(184,975)	$(458,241)	$(753,300)	$(754,710)
Interest expense	75,688	62,233	211,662	182,587
Interest income	(574)	(1,008)	(1,730)	(3,133)
Income tax expense (benefit)	(43,938)	(143,137)	(6,898)	(309,022)
Depreciation, depletion and amortization	170,895	196,292	562,262	650,021
Amortization of acquired intangibles, net	9,166	2,748	27,909	908
EBITDA	$26,262	$(341,113)	$39,905	$(233,349)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Summary

Total revenues decreased $140.5 million, or 12%, for the three months ended September 30, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $108.0 million, decreased freight and handling revenues of $24.1 million, and decreased other revenues of $8.4 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and western steam coal and lower average coal sales realization per ton for eastern steam coal. The decrease in coal revenues consisted of decreased metallurgical coal revenues of $83.4 million, or 17%, and decreased steam coal revenues of $24.6 million, or 4%. The decrease in freight and handling revenues was due primarily to a decline in export shipments and freight rates. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements.

Net loss decreased $273.3 million for the three months ended September 30, 2014 compared to the prior year period. The decrease was largely due to a non-cash goodwill impairment charge of $253.1 million recorded in the prior year period and decreases in certain operating costs and expenses of $249.8 million, which are described below, partially offset by decreased coal and other revenues discussed above, decreased income tax benefits of $99.2 million, increased asset impairment and restructuring expenses of $9.5 million, and increased other expense, net of $4.5 million, which includes a gain of $16.4 million for the three months ended September 30, 2014 on the sale of marketable equity securities.

The decrease in certain operating costs and expenses of $249.8 million consisted of decreased cost of coal sales of $124.0 million, or 13%, decreased other expenses of $102.7 million, or 85%, decreased depreciation, depletion and amortization expenses of $25.4 million, or 13%, and decreased selling, general and administrative expenses of $4.1 million, or 11%, partially offset by increased expenses for amortization of acquired intangibles, net of $6.4 million, or 234%.

Coal sales volumes decreased 0.6 million tons, or 3%, compared to the prior year period. The decrease in coal sales volumes was primarily due to decreases of 0.8 million tons, or 8%, and 0.3 million tons, or 5%, for western steam and metallurgical coal, respectively, partially offset by an increase of 0.5 million tons, or 7%, in eastern steam coal. The decrease in western steam coal volumes was due primarily to rail transportation difficulties. The decrease in metallurgical coal volumes was due primarily to lower export shipments due to weak market conditions and the impacts of production curtailments. The increase in eastern steam coal was primarily due to improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors, partially offset by production curtailments at other mines in our eastern operations.

The consolidated average coal sales realization per ton for the three months ended September 30, 2014 was $43.36 compared to $47.09 in the prior year period, a decrease of $3.73 per ton, or 8%. The decrease was largely attributable to decreases of $12.28 per ton, or 13%, $5.05 per ton, or 8%, and $0.77 per ton, or 6%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $82.45 and $58.16, respectively, for the three months ended September 30, 2014 compared to $94.73 and $63.21 in the prior year period. The average coal sales realization per ton for western steam coal was $11.81 for the three months ended September 30, 2014 compared to $12.58 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other category), divided by consolidated coal revenues, was 8% for the three months ended September 30, 2014 compared to 5% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 8% and 4%, respectively, for the three months ended September 30, 2014 compared to 2% and 26% in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other category), was $3.33 for the three months ended September 30, 2014 compared to $2.47 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $5.53 and $0.49, respectively, for the three months ended September 30, 2014 compared to $1.77 and $3.29 in the prior year period. The increase in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to the impact of production curtailments at higher cost mines, our cost reduction efforts and improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors. The decrease in coal margin percentage and coal margin per ton in Western Coal Operations was primarily due to decreased sales as a result of rail transportation difficulties.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$417,759	$425,097	$(7,338)	(2)%
Western steam	109,602	126,865	(17,263)	(14)%
Metallurgical	393,472	476,885	(83,413)	(17)%
Freight and handling revenues	111,816	135,931	(24,115)	(18)%
Other revenues	17,943	26,316	(8,373)	(32)%
Total revenues	$1,050,592	$1,191,094	$(140,502)	(12)%
Tons sold:
Eastern steam	7,183	6,726	457	7%
Western steam	9,280	10,087	(807)	(8)%
Metallurgical	4,773	5,034	(261)	(5)%
Total	21,236	21,847	(611)	(3)%
Coal sales realization per ton:
Eastern steam	$58.16	$63.21	$(5.05)	(8)%
Western steam	$11.81	$12.58	$(0.77)	(6)%
Metallurgical	$82.45	$94.73	$(12.28)	(13)%
Average	$43.36	$47.09	$(3.73)	(8)%

Coal revenues. Coal revenues decreased $108.0 million, or 10%, for the three months ended September 30, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $7.3 million, or 2%, which consisted of decreased export coal revenues of $14.7 million, or 23%, partially offset by increased domestic coal revenues of $7.4 million, or 2%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton for both domestic and export shipments. Eastern steam coal shipments increased 0.5 million tons, or 7%, which consisted primarily of increased domestic shipments compared to the prior year period due in part to increased performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors.

Coal sales realization per ton for eastern steam domestic sales was $59.56 per ton compared to $63.66 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $49.56 per ton compared to $60.78 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas.

Total metallurgical coal revenues decreased $83.4 million, or 17%, which consisted of decreased export coal revenues of $94.9 million, or 29%, partially offset by increased domestic coal revenues of $11.5 million, or 8%, compared to the prior year period. The decrease in export metallurgical coal revenues was largely due to decreases in export shipments and lower average coal sales realization per ton, which was impacted by weak market conditions as increases in supply have outpaced demand growth in the seaborne markets. The increase in domestic metallurgical coal revenues was largely due to increases in domestic shipments. Metallurgical coal shipments decreased 0.3 million tons, or 5%, which consisted of decreased export shipments of 0.6 million tons, or 16%, partially offset by increased domestic shipments of 0.3 million tons, or 25%, compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $75.25 per ton compared to $88.75 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $96.46 per ton compared to $112.06 per ton in the prior year period.

The decrease in western steam coal revenues of $17.3 million, or 14%, was primarily due to decreased coal shipments primarily as a result of the impacts of rail transportation difficulties and a decrease of $0.77, or 6%, in average coal sales realization per ton due to customer mix and roll off of higher priced contracts year over year. Western coal sales volumes decreased 0.8 million tons, or 8%, compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the three months ended September 30, 2014 compared with 23% and 77% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 43% and 57%, respectively, for the three months ended September 30, 2014 compared with 46% and 54%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $111.8 million for the three months ended September 30, 2014, a decrease of $24.1 million, or 18%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $8.4 million, or 32%, and other expenses decreased $102.7 million, or 85%, for the three months ended September 30, 2014 compared to the prior year period, resulting in a net increase to income from operations of $94.3 million. The net increase was due primarily to loss contingency accruals for litigation recorded in the prior year period.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$864,998	$988,995	$(123,997)	(13)%
Freight and handling costs	111,816	135,931	(24,115)	(18)%
Other expenses	17,988	120,698	(102,710)	(85)%
Depreciation, depletion and amortization	170,895	196,292	(25,397)	(13)%
Amortization of acquired intangibles, net	9,166	2,748	6,418	234%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	34,798	38,899	(4,101)	(11)%
Asset impairment and restructuring	11,544	2,017	9,527	472%
Goodwill impairment	—	253,102	(253,102)	(100)%
Total costs and expenses	$1,221,205	$1,738,682	$(517,477)	(30)%
Cost of coal sales per ton:[1]
Eastern Coal Operations	$62.32	$74.93	$(12.61)	(17)%
Western Coal Operations	$11.32	$9.29	$2.03	22%
Average	$40.03	$44.62	$(4.59)	(10)%
EBITDA:
Eastern Coal Operations	$45,940	$(244,689)	$290,629	119%
Western Coal Operations	$1,014	$30,478	$(29,464)	(97)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $124.0 million, or 13%, for the three months ended September 30, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments at certain higher cost mines.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $25.4 million, or 13%, for the three months ended September 30, 2014 compared to the prior year period. The decrease was primarily due to decreased spending related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $6.4 million for the three months ended September 30, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $4.1 million, or 11%, for the three months ended September 30, 2014 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased professional fees as a result of our cost reduction measures.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $11.5 million for the three months ended September 30, 2014 and consisted primarily of severance-related expenses.

Interest expense. Interest expense increased $13.5 million, or 22%, during the three months ended September 30, 2014 compared to the prior year period due primarily to the issuance of 4.875% convertible notes in December 2013 and 7.50% senior secured second lien notes in May 2014, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% convertible notes during the first half of 2014.

Income taxes. Income tax benefit of $43.9 million was recorded for the three months ended September 30, 2014 on a loss before income taxes of $228.9 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $43.7 million, partially offset by the percentage depletion allowance and state income taxes, net of federal benefit. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit of $143.1 million was recorded for the three months ended September 30, 2013 on a loss before income taxes of $601.4 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment of $88.6 million, partially offset by the impact of the percentage depletion allowance, state income taxes, net of federal tax impact and a change in the valuation allowance.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $290.6 million for the three months ended September 30, 2014 compared to the prior year period. The increase in EBITDA was largely due to a goodwill impairment charge of $253.1 million recorded in the prior year period, increased coal margin per ton of $3.76, or 212%, increased other miscellaneous income, net of $9.7 million which includes a gain of approximately $16.4 million on the sale of marketable equity securities, and decreased other expenses of $2.0 million, or 143%, partially offset by increased asset impairment and restructuring expenses of $12.0 million, decreased other revenues of $5.1 million, or 35%, and increased selling, general and administrative expenses of $2.4 million, or 8%. The increase in coal margin per ton was due to decreased cost of coal sales primarily resulting from our cost reduction measures and improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $12.61, or 17%, partially offset by decreased average coal sales realization per ton of $8.85, or 12%.

Western Coal Operations - EBITDA decreased $29.5 million, or 97%, for the three months ended September 30, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $2.80, or 85%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.77, or 6%, primarily due to customer mix and roll off of higher priced contracts year over year, and increased cost of coal sales per ton of $2.03, or 22%, which was due primarily to lower volumes related to poor rail service.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Summary

Total revenues decreased $643.3 million, or 17%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $499.5 million, decreased freight and handling revenues of $85.9 million, and decreased other revenues of $57.9 million. The decrease in coal revenues was due primarily to lower western steam and metallurgical coal sales volumes and lower average coal sales realization per ton for eastern and western steam coal and metallurgical coal. The decrease in coal revenues consisted of decreased metallurgical coal revenues of $389.5 million and decreased steam coal revenues of $110.0 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and fewer export shipments. The decrease in other revenues was due primarily to decreased revenues related to contractual related settlements in the prior year period.

Net loss decreased $1.4 million for the nine months ended September 30, 2014 compared to the prior year period. The decrease was largely due to decreased certain operating costs and expenses, which are described below, of $670.1 million, increased other miscellaneous income, net, of $245.7 million, which includes a $250.3 million gain on exchange of our 50% interest in the Alpha Shale J.V. and a $16.4 million gain on sale of marketable equity securities for the nine months ended September 30, 2014, and decreased asset impairment and restructuring expenses of $0.7 million, partially offset by decreased coal and other revenues discussed above, decreased income tax benefits of $302.1 million, and a goodwill impairment expense of $308.7 million for the nine months ended September, 30, 2014, which increased $55.5 million compared to the prior year period.

The decrease in certain operating costs and expenses of $670.1 million consisted of decreased cost of coal sales of $492.8 million, or 16%, decreased other expenses of $115.6 million, or 74%, decreased depreciation, depletion and amortization expenses of $87.8 million, or 14%, and decreased selling, general and administrative expenses of $0.9 million, or 1%, partially offset by increased amortization of acquired intangibles, net of $27.0 million.

Coal sales volumes decreased 3.8 million tons, or 6%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 2.2 million tons and 2.1 million tons of western steam and metallurgical coal, respectively, partially offset by an increase of 0.5 million tons of eastern stream coal. The decrease in western steam coal was due primarily to rail transportation difficulties; a weather related event at our Eagle Butte mine in the second quarter of 2014 and the impacts of production curtailments. The decrease in metallurgical coal volumes was due primarily to lower export shipments due to weak market conditions and the impacts of production curtailments. The increase in eastern steam coal was primarily due to improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors, partially offset by production curtailments at other mines in our eastern operations.

The consolidated average coal sales realization per ton for the nine months ended September 30, 2014 was $44.65 compared to $49.65 in the prior year period, a decrease of $5.00 per ton, or 10%. The decrease was largely attributable to decreases of $13.56 per ton, or 14%, $4.19 per ton, or 7%, and $0.70 per ton, or 6%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $86.14 and $58.32, respectively, for the nine months ended September 30, 2014 compared to $99.70 and $62.51 in the prior year period. The average coal sales realization per ton for western steam coal was $11.97 for the nine months ended September 30, 2014 compared to $12.67 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 9% for the nine months ended September 30, 2014 compared to 8% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 9% and 7%, respectively, for the nine months ended September 30, 2014 compared to 6% and 23%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $3.78 for the nine months ended September 30, 2014 compared to $3.79 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $5.99 and $0.82, respectively, for the nine months ended September 30, 2014 compared to $4.49 and $2.88 in the prior year period.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,297,764	$1,361,387	$(63,623)	(5)%
Western steam	318,778	365,188	(46,410)	(13)%
Metallurgical	1,176,364	1,565,837	(389,473)	(25)%
Freight and handling revenues	362,356	448,316	(85,960)	(19)%
Other revenues	61,201	119,080	(57,879)	(49)%
Total revenues	$3,216,463	$3,859,808	$(643,345)	(17)%
Tons sold:
Eastern steam	22,254	21,779	475	2%
Western steam	26,635	28,825	(2,190)	(8)%
Metallurgical	13,656	15,705	(2,049)	(13)%
Total	62,545	66,309	(3,764)	(6)%
Coal sales realization per ton:
Eastern steam	$58.32	$62.51	$(4.19)	(7)%
Western steam	$11.97	$12.67	$(0.70)	(6)%
Metallurgical	$86.14	$99.70	$(13.56)	(14)%
Average	$44.65	$49.65	$(5.00)	(10)%

Coal revenues. Coal revenues decreased $499.5 million, or 15%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $63.6 million, or 5%, which consisted of decreased domestic coal revenues of $47.7 million, or 4%, and decreased export coal revenues of $15.9 million, or 7%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton, which decreased $4.19, or 7%, compared to the prior year period. Coal sales realization per ton for eastern steam domestic sales was $59.70 per ton compared to $63.30 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $51.89 per ton, compared to $58.78 per ton in the prior year period.

Total metallurgical coal revenues decreased $389.5 million, or 25%, which consisted of decreased export coal revenues of $348.4 million, or 32%, and decreased domestic coal revenues of $41.1 million, or 9%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton and lower coal sales volumes, which were impacted by weak market conditions as increases to supply have outpaced demand growth, particularly in the seaborne markets. Metallurgical coal shipments decreased 2.1 million tons, or 13%, which consisted of increased domestic shipments of 0.4 million tons, or 11%, and decreased export shipments of 2.5 million tons, or 21% compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $80.04 per ton compared to $92.69 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $98.72 per ton, compared to $120.18 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of the impacts of rail transportation difficulties, a weather related event at our Eagle Butte mine in the second quarter of 2014, and a decrease of $0.70, or 6%, in average coal sales realization per ton due to customer mix and roll off of higher priced contracts year over year. Western coal sales volumes decreased 2.2 million tons, or 8%, compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the nine months ended September 30, 2014 compared with 24% and 76% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 42% and 58%, respectively, for the nine months ended September 30, 2014 compared with 48% and 52%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $362.4 million for the nine months ended September 30, 2014, a decrease of $86.0 million, or 19%, compared to the prior year period. The decrease was primarily due to decreased freight rates and fewer export shipments compared to the prior year period.

Other. Other revenues decreased $57.9 million, or 49%, and other expenses decreased $115.6 million, or 74%, for the nine months ended September 30, 2014 compared to the prior year period, resulting in a net increase to income from operations of $57.7 million. The net increase was due primarily to decreased revenues and credits related to contractual settlements and loss contingency accruals for litigation recorded in the prior year period.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$2,589,530	$3,082,330	$(492,800)	(16)%
Freight and handling costs	362,356	448,316	(85,960)	(19)%
Other expenses	39,873	155,479	(115,606)	(74)%
Depreciation, depletion and amortization	562,262	650,021	(87,759)	(14)%
Amortization of acquired intangibles, net	27,909	908	27,001	2,974%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	119,752	120,664	(912)	(1)%
Asset impairment and restructuring	23,633	24,358	(725)	(3)%
Goodwill impairment	308,651	253,102	55,549	22%
Total costs and expenses	$4,033,966	$4,735,178	$(701,212)	(15)%
Cost of coal sales per ton:[1]
Eastern coal operations	$62.91	$73.60	$(10.69)	(15)%
Western coal operations	$11.15	$9.79	$1.36	14%
Average	$40.87	$45.86	$(4.99)	(11)%
EBITDA:
Eastern Coal Operations	$80,859	$(73,936)	$154,795	209%
Western Coal Operations	$12,213	$74,276	$(62,063)	(84)%
1 Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $492.8 million, or 16%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments at certain higher cost mines.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $87.8 million, or 14%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease was primarily due to decreased depreciation expense related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $27.0 million for the nine months ended September 30, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to decreased amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.9 million, or 1%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased employee-related expenses as a result of lower headcount and our cost reduction measures, partially offset by increased legal fees primarily related to a case that was tried during the second quarter of 2014.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $23.6 million for the nine months ended September 30, 2014 and consisted of severance related expenses of $13.9 million and impairment expenses of $9.7 million related to certain other non-current assets.

Goodwill impairment. See Overview and Critical Accounting Policies, and Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense. Interest expense increased $29.1 million, or 16%, during the nine months ended September 30, 2014 compared to the prior year period due primarily to the issuance of 3.75% convertible notes in May, 2013, 4.875% convertible notes in December 2013 and 7.50% senior secured second lien notes in May 2014, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% convertible notes, respectively, in the first half of 2014.

Income taxes. Income tax benefit of $6.9 million was recorded for the nine months ended September 30, 2014 on a loss before income taxes of $760.2 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $181.3 million and the impact of the non-deductible goodwill impairment of $108.0 million, partially offset by the impact of the percentage depletion allowance and state income taxes, net of federal benefit. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income tax benefit of $309.0 million was recorded for the nine months ended September 30, 2013 on a loss before income taxes of $1,063.7 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of the non-deductible goodwill impairment of $88.6 million and certain other non-deductible expenses, partially offset by the impact of the percentage depletion allowance and state income taxes, net of federal tax impact.

Segment EBITDA

Eastern Coal Operations - EBITDA increased $154.8 million for the nine months ended September 30, 2014 compared to the prior year period. The increase in EBITDA was largely due to increased other miscellaneous income of $244.5 million, which includes a gain of $250.3 million from the exchange of our 50% interest in the Alpha Shale J.V. and a gain of approximately $16.4 million on the sale of marketable equity securities, decreased selling, general and administrative expenses of $15.9 million, or 13%, and increased coal margin per ton of $1.50, or 33%, partially offset by increased goodwill impairment expenses of $55.5 million, or 22%, increased other expenses of $43.9, or 102%, and increased asset impairment and restructuring expenses of $1.7 million, or 14%. The increase in coal margin per ton was due to decreased cost of coal sales primarily due to cost reduction measures and improved performance at our lower cost longwall mines, particularly at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $10.69, or 15%, partially offset by decreased average coal sales realization per ton of $9.19, or 12%.

Western Coal Operations - EBITDA decreased $62.1 million, or 84%, for the nine months ended September 30, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $2.06, or 72%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.70, or 6%, and increased cost of coal sales per ton of $1.36, or 14%, which was due primarily to lower volumes related to poor rail service and a weather related event at our Eagle Butte mine in the second quarter of 2014.

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

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock and paid us $100.0 million in cash. We recognized a gain of $250.3 million. On August 19, 2014, we sold approximately 3.1 million shares of Rice Energy common stock for $81.8 million of cash and recorded a gain of $16.4 million. The remaining approximately 6.4 million shares of Rice Energy are subject to customary lockup provisions that will expire on November 11, 2014. As of September 30, 2014, the fair value of these shares was $170.5 million, which is included in other long-term assets in the Condensed Consolidated Balance Sheet.

We believe that cash on hand, short term marketable securities, cash generated from our operations and borrowing capacity available under our revolving credit facility and accounts receivable securitization facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements including $153.7 million of convertible senior notes due 2015, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At September 30, 2014, we had total liquidity of $2,270.1 million, including cash and cash equivalents of $809.4 million, marketable securities of $545.0 million which include the Rice Energy common stock, which is subject to customary lockup provisions until November 11, 2014, and $915.7 million of unused commitments available under the revolving credit facility portion of our Credit Agreement and our A/R Facility, after giving effect to $178.3 million of letters of credit outstanding as of September 30, 2014, subject to limitations described in our Credit Agreement and A/R Facility.

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

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We made a pension plan contribution of $5.0 million during the three months ended September 30, 2014 and do not expect to make any significant additional contributions in 2014.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk. On May 13, 2014, Moody’s Investors Service downgraded our ratings, including our Corporate Family Rating (CFR) to B3 from B2, the probability of default rating to B3-PD from B2-PD, and the ratings on the first lien senior secured credit facility to B1 from Ba2, and senior unsecured debt to Caa1 from B3. The speculative grade liquidity (SGL) rating remains unchanged at SGL-2. The rating outlook is stable. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures.

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
In October 2014, the company’s subsidiary AMFIRE Mining Company, LLC entered into an agreement to divest substantially all of its assets, located in Central Pennsylvania, for total consideration of approximately $86.0 million, including $75.0 million in cash and assumption of certain liabilities. The transaction is expected to close by the end of 2014. Total 2014 AMFIRE production through September 2014 was approximately 1.7 million tons, including 1.2 million tons of metallurgical coal.
Cash Flows

Cash and cash equivalents increased by $189.8 million for the nine months ended September 30, 2014. The net change in cash and cash equivalents was attributable to the following:

	Nine Months Ended September 30,
	2014	2013
Cash Flows (in thousands):
Net cash provided by (used in) operating activities	$(253,148)	$178,579
Net cash provided by (used in) investing activities	23,028	(214,402)
Net cash provided by (used in) financing activities	419,887	(26,798)
Net increase (decrease) in cash and cash equivalents	$189,767	$(62,621)

Net cash used in operating activities for the nine months ended September 30, 2014 was $253.1 million compared to net cash provided by operating activities of $178.6 million for the nine months ended September 30, 2013. The decrease in cash provided by operating activities in the first nine months of 2014 as compared to the first nine months of 2013 is primarily due to the previously mentioned $195.0 million in net payments related to the securities class action settlement, increased interest payments and changes in working capital.

Net cash provided by investing activities for the nine months ended September 30, 2014 increased $237.4 million from the $214.4 million of net cash used in investing activities during the nine months ended September 30, 2013. The primary source of cash for investing activities for the nine months ended September 30, 2014 included sales of marketable securities of $548.8 million, which includes proceeds of $81.8 million related to the sale of a portion of our investment in the common stock of Rice Energy, and net proceeds of $96.7 million from the exchange of an equity method investment, partially offset by $128.2 million of capital expenditures and $507.8 million in purchases of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $419.9 million compared to net cash used in financing activities of $26.8 million for the nine months ended September 30, 2013. The primary uses and sources of cash for financing activities for the nine months ended September 30, 2014 included $500.0 million in proceeds from the issuance of our 7.50% senior secured second lien notes due 2020, $36.0 million in payments related to the repurchases of 2.375% and 3.25% convertible notes and principal repayments of long-term debt, $28.2 million in payments for debt issuance and modification costs, and capital lease principal payments of $13.0 million.

Long-Term Debt

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the nine months ended September 30, 2014, the Company completed the repurchase of approximately $21.4 million of its outstanding 2.375% Convertible Notes and approximately $19.0 million of its outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $2.0 million.

Accounts Receivable Securitization Facility
On September 19, 2014, ANR Second Receivables Funding, LLC (“ANR Second Receivables Funding”), our special purpose, indirect subsidiary, entered into a Credit and Security Agreement (the “A/R Facility”) with General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender (as defined therein) and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (as defined therein). Under the A/R Facility, ANR Second Receivables Funding may borrow cash from the Lenders or cause the LC Lenders to issue letters of credit, on a revolving basis, in an amount up to $200.0 million, subject to certain limitations set forth therein. The funding pursuant to the A/R Facility is available through the earlier of September 19, 2018 and 90 days prior to the earliest scheduled maturity date of: (1) our Fourth Amended and Restated Credit Agreement, dated as of May 22, 2013, as amended from time to time (the “Fourth Amended and Restated Credit Agreement”), with Citicorp North America, Inc. and all other parties thereto from time to time, as such maturity date may be amended from time to time in a manner that meets the requirements set forth in the A/R Facility (which requirements were met by the Amendment described below under the caption “Amendment to the Fourth Amended and Restated Credit Agreement”), (2) any successor to, or replacement of, the Fourth Amended and Restated Credit Agreement meeting the requirements set forth in the A/R Facility, or (3) the earliest scheduled maturity date of any obligations for Indebtedness (as defined therein) (a) maturing after December 31, 2015, and (b) having an outstanding principal balance in excess of $100.0 million on such 90th day.

The obligations of the Lenders to make cash advances and of the LC Lenders to issue letters of credit pursuant to the A/R Facility are secured by certain trade receivables owned by ANR Second Receivables Funding. The receivables are originated by Alpha Coal Sales Co., LLC (“Alpha Coal Sales”), our indirect subsidiary and the sole member of ANR Second Receivables Funding, as sales agent on behalf of certain of our operating subsidiaries, and arise from the fulfillment of customer contracts entered into by Alpha Coal Sales. The A/R Facility provides that a specified percentage of billed and unbilled receivables meeting certain criteria are eligible to be counted for purposes of determining the amount of financing available to ANR Second Receivables Funding, subject to customary limits and reserves, including limits and reserves based on a dilution rate (calculated using factors including whether any portion of the receivable was reduced, canceled or written-off or is subject to dispute, offset, counterclaim or other defense), a loss rate and certain obligor and payment characteristics of the receivables. On each transfer date during the term of the A/R Facility, Alpha Coal Sales will sell and/or contribute receivables to ANR Second Receivables Funding. Alpha Coal Sales will service those receivables on behalf of ANR Second Receivables Funding and may be required to repurchase receivables in the event of a breach of certain representations or warranties made pursuant to the A/R Facility.

The Lenders and the LC Lenders will be entitled to receive interest payments with respect to the outstanding amount of each advance (including letter of credit participations) made or maintained under the A/R Facility by each Lender or LC Lender during each applicable settlement period. In addition, ANR Second Receivables Funding will pay General Electric Capital Corporation a fee as administrative agent. Certain other fees and expenses are payable to the participating financial institutions. Collections on the receivables, as well as amounts required to remain on deposit in certain accounts under the A/R Facility, will be available to pay the interest, fees and expenses, as well as to collateralize the letters of credit, if required under the A/R Facility, and repay principal on cash advances.

The A/R Facility and related documents contain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the contracts pursuant to which the receivables were originated. The A/R Facility includes termination events customary for facilities of this type (with typical grace periods, where applicable), including, among other things, breaches of covenants, inaccuracies of representations and warranties, bankruptcy and insolvency events, changes in the rate of default, delinquency or dilution of the receivables above specified levels, failure to comply with a springing fixed charge coverage ratio, occurrence of a change of control and existence of material judgments. A termination event would permit the administrative agent to terminate the program and enforce any and all rights under the A/R Facility and certain agreements related thereto. Additionally, the A/R Facility contains cross-default provisions, which would allow the administrative agent to terminate the program in the event of non-payment of other material indebtedness when due, and any other event which results in the acceleration of the maturity of material indebtedness.

Although the Lenders and the LC Lenders bear the risk of non-payment by any obligor of the receivables, we have agreed to guarantee the performance of its subsidiaries, other than ANR Second Receivables Funding, under the A/R Facility and agreements related to the A/R Facility for the benefit of the Lenders and the LC Lenders.

As of September 30, 2014, there were no letters of credit outstanding, no cash borrowing transactions had taken place and $200.0 million was available under the A/R Facility.

Fifth Amended and Restated Credit Agreement

On September 24, 2014, we entered into an amendment and extension of the fourth amended and restated credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”). The amendment, among other things:

•
extends the maturity of approximately 75% of previous revolving credit facility commitments (the “Extended Maturity Revolver Facility Commitments”) from June 30, 2016 to September 30, 2017, with the remaining approximately 25%, or $276.0 million, of revolving credit facility commitments expiring, as previously, on June 30, 2016;

•
reduces the amount of the Extended Maturity Revolver Facility Commitments by 25% to $618.0 million and provides for an increase in the interest rate payable to holders of the Extended Maturity Revolver Facility Commitments on borrowings under the revolving credit facility, effective as of the date of the Amendment; and

•
makes other changes to the Fourth Amended and Restated Credit Agreement, including eliminating the interest coverage financial covenant previously scheduled to apply starting in the first quarter of 2016, extending the minimum liquidity covenant through September 30, 2017, accelerating the date by which certain real property is added as collateral and adding provisions to facilitate future extensions and refinancing under the Fifth Amended and Restated Credit Agreement.

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

As of September 30, 2014, our total long-term indebtedness consisted of the following (in thousands):

September 30, 2014
6.25% senior notes due 2021	$700,000
7.50% senior secured second lien notes due 2020	500,000
6.00% senior notes due 2019	800,000
9.75% senior notes due 2018	500,000
Term loan due 2020	615,625
4.875% convertible senior notes due 2020	345,000
3.75% convertible senior notes due 2017	345,000
3.25% convertible senior notes due 2015	109,201
2.375% convertible senior notes due 2015	44,458
Other	60,777
Debt discount	(128,140)
Total long-term debt	$3,891,921
Less current portion	(176,945)
Long-term debt, net of current portion	$3,714,976

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes as of September 30, 2014. Operating results below current levels, or at current levels for an extended period of time, or other adverse factors could result in our being unable to comply with these covenants. A breach of the covenants in the Fifth Amended and Restated Credit Agreement or the indentures governing our notes, including the financial covenants under the Fifth Amended and Restated Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Fifth Amended and Restated Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Fifth Amended and Restated Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Fifth Amended and Restated Credit Agreement are:

	Actual Covenant Levels; Period Ended September 30, 2014	Required Covenant Levels
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio (1)	(.16)	2.5x
Minimum consolidated liquidity (in thousands)	$2,099,606	$300,000

(1)
Unrestricted cash is limited to a maximum of $700.0 million of cash, cash equivalents and marketable securities that qualify as permitted investments under the terms of our Fifth Amended and Restated Credit Agreement. The Company's shares of Rice Energy do not qualify as permitted investments.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Fifth Amended and Restated Credit Agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is a non-GAAP financial measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

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

The calculation of Adjusted EBITDA shown below is based on our results of operations in accordance with the Fifth Amended and Restated Credit Agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended				Twelve Months Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
	(In thousands)
Net loss	$(358,788)	$(55,698)	$(512,627)	$(184,975)	$(1,112,088)
Interest expense	64,001	64,962	71,012	75,688	275,663
Interest income	(384)	(616)	(540)	(574)	(2,114)
Income tax expense (benefit)	92,472	46,558	(9,518)	(43,938)	85,574
Amortization of acquired intangibles, net	4,148	9,279	9,464	9,166	32,057
Depreciation, depletion and amortization	215,000	200,295	191,072	170,895	777,262
EBITDA	$16,449	$264,780	$(251,137)	$26,262	$56,354
Non-cash charges (1) (2) (4)	56,645	29,450	322,611	29,745	438,451
Other adjustments (1) (3)	13,898	10,070	3,477	12,057	39,502
Adjusted EBITDA	$86,992	$304,300	$74,951	$68,064	$534,307

(1)	Calculated in accordance with the Fifth Amended and Restated Credit Agreement.

(2)
Includes $308.7 million for the three months ended June 30, 2014 characterized under the Fifth Amended and Restated Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ending December 31, 2013.

(3)
Includes $11.5 million for the three months ended September 30, 2014, $1.7 million for the three months ended June 30, 2014, $0.7 million for the three months ended March 31, 2014, and $2.9 million for the three months ended December 31, 2013 characterized under the Fifth Amended and Restated Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q.

(4)
The three months ended June 30, 2014 have been adjusted from amounts previously reported due to the inadvertent inclusion of certain amounts during those periods. Our covenant compliance was not impacted as a result of these adjustments.

Consolidated liquidity calculated in accordance with our Fifth Amended and Restated Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, certain marketable securities and unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement. As of September 30, 2014, we had available liquidity of $2,099.6 million, including cash and cash equivalents of $809.4 million, marketable securities of $374.5 million and $915.7 million of unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement and A/R Facility.

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

As of September 30, 2014, we had outstanding surety bonds with a total face amount of $410.0 million to secure various obligations and commitments and we had self bonding guarantees in the amount of $637.9 million. In addition, as collateral for various obligations and commitments, we had $178.3 million of letters of credit in place under our Fifth Amended and Restated Credit Agreement. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Fifth Amended and Restated Credit Agreement and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position (including as a result of non-cash impairments) or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our contractual obligations for transportation agreements decreased $23.2 million during the nine months ended September 30, 2014. Other than normal payments and servicing of our obligations, there have been no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended September 30, 2014, we determined that indicators of impairment were present for our coal related long-lived asset groups. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended September 30, 2014, we determined that the undiscounted cash flows exceeded, by a substantial margin, the carrying values of our long-lived asset groups within our Eastern and Western Coal Operations. For the one coal related long-lived asset group contained in our All Other category, the long-lived assets had previously been written down to their estimated fair value of $1.7 million during the third quarter of 2013. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

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

We performed an interim goodwill impairment test during the second quarter of 2014 due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our eastern coal operations may have been below its carrying value. As a result of our step two evaluation of the implied fair value of goodwill, in the second quarter of 2014, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of our remaining goodwill in a reporting unit within our eastern coal operations to $0. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. Due to the significant negative evidence of cumulative losses in recent years, the company is unable to utilize estimates of future earnings to support the realization of its deferred tax assets. Therefore, the company is currently relying primarily on income resulting from expected future deferred tax liability reversals, along with carryback opportunities and prudent tax strategies to support the realization of deferred tax assets. We update our assessment regarding the realizability of our deferred tax assets including scheduling the reversal of our deferred tax assets and liabilities each quarter to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of September 30, 2014, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Federal and state net operating loss carryforwards were partially realized by scheduling the tax effect of the taxable temporary differences. Some deferred tax liabilities did not reverse in the same period as deferred tax assets, and therefore were not used as a future source of taxable income. If deferred tax assets increase relative to our deferred tax liabilities or circumstances change regarding the reversal patterns of existing deferred balances, we may be required to establish additional valuation allowances. We recorded increases of $43.7 million and $181.3 million to our deferred tax asset valuation allowance during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, a valuation allowance of $487.8 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of October 21, 2014, we had sales commitments for approximately 100% of planned shipments of western steam coal for 2014, all of which is priced, 99% of planned shipments of eastern steam coal for 2014, 95% of which is priced and 100% of planned shipments of metallurgical coal for 2014, all of which is priced. Additionally, we have planned shipments of approximately one million tons of CAPP thermal coal for the remainder of 2014 with various European customers at prices tied to the API 2 index. These market-priced contracts expose us to changes in market prices which we may seek to offset, in part or in whole, by entering into derivative instruments. As of September 30, 2014, we did not have any material hedges in place for these CAPP tons. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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

We expect to use approximately 11.3 million gallons of diesel fuel for the last three months of 2014 and 46.7 million gallons of diesel fuel for 2015. Through our derivative swap contracts, we have fixed prices for approximately 34% and 41% of our expected diesel fuel needs for the remaining three months of 2014 and for the year of 2015, respectively. If the price of diesel fuel were to decrease during the remaining three months of 2014, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

Credit Risk

Our credit risk is primarily with electric power generators and steel producers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to monitor outstanding accounts receivable against established credit limits. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps include obtaining letters of credit or cash collateral, obtaining credit insurance, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay.

Interest Rate Risk

We have exposure to changes in interest rates through our Fifth Amended and Restated Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of September 30, 2014, our term loan due 2020 under the Fifth Amended and Restated Credit Agreement had an outstanding balance of $615.6 million. A 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by $3.1 million.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (3)
July 1, 2014 through July 31, 2014	3,005	$3.38	—	500,002
August 1, 2014 through August 31, 2014	5,305	$3.37	—	500,002
September 1, 2014 through September 30, 2014	51,727	$3.91	—	500,002
	60,037		—	500,002

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended September 30, 2014, the Company issued 183,877 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 60,037 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

(3)
Management cannot estimate the number of shares that will be repurchased because decisions to purchase are based on company outlook, business conditions and current investment opportunity. The amount of shares we may repurchase is subject to the terms governing our Fifth Amended and Restated Credit Agreement.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information
In the Condensed Consolidated Statements of Cash Flows, which accompanied our earnings press release issued on October 30, 2014 and furnished on form 8-K on that date, “Other non-current assets”(under the heading "Operating activities") and “Sales of marketable securities” (under the heading "Investing activities") should have been $8,255 and $548,758, respectively, for the nine months ended September 30, 2014. Consequently:

•
“Net cash provided by (used in) operating activities” and “Net cash provided by (used in) investing activities” should have been ($253,148) and $23,028, respectively, for the nine months ended September 30, 2014,

•
on the page entitled Supplemental Sales, Operations and Financial Data, “Net cash (used in) provided by operating activities” should have been $17,861 and ($253,148) for the three and nine months ended September 30, 2014, respectively, and

•
in the portion of the release entitled “Liquidity and Capital Resources”, cash provided by operating activities for the quarter ended September 30, 2014 should have been $18 million, and cash used in operating activities for the first nine months of 2014 should have been $253 million.

A corrected version of the earnings press release is available on our website, www.alphanr.com.

Item 6.	Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.
Date: November 6, 2014	By:	/s/ Frank J. Wood
	Name:	Frank J. Wood
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description of Exhibit
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

3.3
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 26, 2014).

10.1*‡	General Release and Non-Disparagement, dated July 18, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves.

10.2*‡	General Release, dated September 1, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves.

10.3*‡	Consulting Agreement, dated September 1, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves.

10.4
Credit and Security Agreement dated as of September 19, 2014, by and among ANR Second Receivables Funding, LLC, General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on September 25, 2014).

10.5
Amendment Agreement dated September 24, 2014, by and among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (including as an exhibit the Fifth Amended and Restated Credit Agreement, dated as of September 24, 2014, among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on September 25, 2014).

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