Form 10-K
period 2014-12-31
Alpha Natural Resources, Inc.
filed 2015-02-26
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐  No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2014, was approximately $448 million based on the closing price of the Company’s common stock as reported that date on the New York Stock Exchange of $3.71 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.
Common Stock, $0.01 par value, outstanding as of February 20, 2015 — 221,608,152 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders (the “Proxy Statement”), which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

2014 ANNUAL REPORT ON FORM 10-K

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

•
our ability to integrate successfully operations that we may acquire, invest in or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	indemnification of certain obligations not being met;

•	long-lived asset impairment charges;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	our ability to generate sufficient cash or obtain financing to fund our business operations;

•	restrictive covenants and other terms in our secured credit facility and the indentures governing our outstanding debt securities;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	certain terms of our outstanding debt securities, including conversions of some of our convertible senior debt securities, that may adversely impact our liquidity;

•	our ability to satisfy listing requirements for our equity securities; and

•	other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this report.

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

PART I

Item 1.   Business

Overview

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Alpha”, the “Company”, “we”, “us” and “our” or similar terms are to Alpha and its consolidated subsidiaries.

We are one of America’s premier coal suppliers, ranked second largest among publicly traded U.S. coal producers as measured by 2014 consolidated revenues of $4.3 billion. We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country as well as an exporter of thermal coal. As of December 31, 2014, we operated 60 mines and 22 coal preparation plants in Northern and Central Appalachia and the Powder River Basin, with approximately 8,900 employees.

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

Steam coal, which is primarily purchased by large utilities and industrial customers as fuel for electricity generation, accounted for approximately 78% of our 2014 coal sales volume. Metallurgical coal, which is used primarily to make coke, a key component in the steel making process, accounted for approximately 22% of our 2014 coal sales volume. Metallurgical coal generally sells at a premium over steam coal because of its higher quality and its value in the steelmaking process as the raw material for coke.

During the twelve months ended December 31, 2014, we sold a total of 84.6 million tons of steam and metallurgical coal and generated coal revenues of $3.7 billion. We incurred a loss from operations of $875.0 million. Our coal sales during 2014 consisted of 84.6 million tons of coal, of which 83.5 million tons were produced and processed by us. We also purchased 1.1 million tons from third parties, of which 0.3 million tons we fully processed at our processing plants prior to resale, 0.6 million tons we blended with our coal prior to resale, and 0.2 million tons in raw product we shipped direct to our customers without any further processing or blending on our behalf. Approximately 39% of our total revenues in 2014 was derived from sales made to customers outside the United States, primarily in the Netherlands, Italy, Turkey, United Kingdom, Brazil, and India.

On December 30, 2014, we announced that our subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The transaction included total consideration of approximately $87.2 million, including gross cash proceeds of approximately $75.1 million and the assumption of certain liabilities. The divested assets, which included ten mines and four preparation plants and loadouts, were located in Pennsylvania. We recognized a gain of approximately $9.8 million on the transaction. Total 2014 AMFIRE coal sales volumes were approximately 2.3 million tons, including 1.6 million tons of metallurgical coal.

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon the price of Rice Energy’s common stock in its initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed its Offering, and on the same date, issued approximately 9.5 million shares of common stock, and paid $100.0 million in cash, to us. We recognized a gain of $250.3 million. During 2014, we sold approximately 3.5 million shares of Rice Energy common stock for $90.8 million of cash and recorded a gain of $17.9 million. As of December 31, 2014, the fair value of the remaining approximately 6.0 million shares was $126.8 million, which is included in other long-term assets in the Consolidated Balance Sheet.

We performed an interim impairment test as of June 1, 2014 for our goodwill due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our Eastern Coal Operations may have been below its carrying value. As a result, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of goodwill to its estimated implied value for a reporting unit in our Eastern Coal Operations. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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

Competitive Strengths

We believe that the following competitive strengths enhance our prominent position in the United States:

We are the second largest publicly traded coal producer in the United States based on 2014 consolidated revenues and have significant coal reserves. Based on 2014 consolidated revenues of $4.3 billion, we are the second largest publicly traded coal producer in the United States. As of December 31, 2014, we controlled approximately 4.0 billion tons of proven and probable coal reserves.

We have a diverse portfolio of coal mining operations and reserves. As of December 31, 2014, we operated a total of 60 mines and had reserves in the three major U.S. coal producing basins: Northern and Central Appalachia and the Powder River Basin. Our reserves are located in Wyoming, Pennsylvania, West Virginia, Virginia, Illinois and Kentucky. We sell coal to domestic and foreign electric utilities, steel producers and industrial users. We believe we are the only producer with significant operations and major reserve blocks in both the Powder River Basin and Northern Appalachia. The strategic locations of our mines and preparation plants provide us the ability to blend coals from our operations and increase coal revenues and gross margins while meeting our customer requirements and allows us maximum optionality and leverage in serving customers and facilitating the most economical means of transportation.

We are a recognized industry leader in safety and environmental performance. Our focus on safety and environmental performance results in a lower likelihood of disruption of production at our mines, which leads to higher productivity and improved financial performance. We are committed to our industry-leading safety and environmental philosophy Running Right, an employee engagement safety-based management approach. The Running Right Leadership Academy, which opened in mid-2013, provides a world-class training facility that integrates our Running Right philosophy with other safety, operations improvement and maintenance improvement initiatives.

We have long-standing relationships with many of the largest coal-burning utilities in the United States. We supply coal to numerous power plants operated by a diverse group of electricity generators across the country. We believe we have a reputation for reliability and superior customer service that has enabled us to solidify long-term customer relationships.

We are the largest producer of metallurgical coal in the United States and the third largest metallurgical coal producer in the world with a broad base of international customers. We are the largest producer of metallurgical coal in the United States and serve customers in approximately 24 countries. We have the capacity to export in the range of 25 to 30 million tons annually through our access to international shipping points on the east and gulf coasts of the United States, including our 41% ownership interest in Dominion Terminal Associates (“DTA”), a coal export terminal located in Newport News, Virginia. Our export capacity and our international customer base are important to our metallurgical coal franchise. Our industry leading export volumes also afford us a competitive advantage in negotiating transportation rates to move coal to export terminals, which enhances our overall net revenues.

We have interests in significant acreage in the Marcellus Shale natural gas field of Southwestern Pennsylvania. In 2010, we contributed a portion of this acreage (approximately 7,500 acres) to the Alpha Shale joint venture with an affiliate of Rice Energy. In January 2014, we exchanged this joint venture interest for $100 million of cash plus $200 million of shares in

Rice Energy in connection with Rice Energy’s initial public offering. The balance of our Marcellus Shale acreage consists of approximately 12,000 acres, which we have contributed to a joint venture for development of natural gas production. The joint venture with EDF Trading Resources (an affiliate of The EDF Group), is progressing in its efforts to develop natural gas reserves in Greene County, Pennsylvania in proximity to the company’s Emerald and Cumberland longwall coal mines. The joint venture and Pennsylvania Land Resources, LLC, has approximately 22,500 acres owned or leased in the project area, and has recently obtained the first permit for a drilling pad and six wells to be completed in the Marcellus formation. The joint venture anticipates that it will have at least three pads permitted by year end 2015, along with permitted wells on each pad, a gathering system and access to interstate pipelines, all of which will allow the joint venture to further prove and develop the resource within the project area.
Business Strategy

Our long-term objective is to increase shareholder value and focus on free cash flow generation by creating a durable, sustainable steam coal portfolio, supporting and augmenting our metallurgical coal franchise and addressing non-strategic operations. Our key strategies to achieve this objective are described below:

Maintaining our commitment to operational excellence. We seek to maintain our operational excellence with an emphasis on customer needs and efficiencies achieved through advanced mining technologies, significant economies of scale, our large fleet of mining equipment, information technology systems and coordinated purchasing and land management functions. In addition, we continue to focus on productivity improvement, effective cost control and liquidity management, leveraging our strong base of experienced, well-trained employees. The Running Right Leadership Academy provides us with an industry leading facility with which to develop our employees’ job skills while enhancing their knowledge of and commitment to safe work practices.

Capitalizing on industry dynamics through a balanced approach to selling our coal. Despite the volatility in coal prices over the past several years, we believe that international and U.S. customers will continue to consume significant volumes of coal over the long term. We plan to continue employing a balanced approach to selling our coal, including, when possible, the use of long-term sales commitments for a portion of our future production while maintaining uncommitted planned production to capitalize on favorable future pricing environments.

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

Continuing to develop natural gas assets with joint venture partners. Working with our joint venture partners, we intend to continue development of our Marcellus Shale natural gas assets. Our joint venture with EDF Trading Resources has recently obtained the first permit for a drilling pad and six wells to be completed in the Marcellus formation. The joint venture anticipates that it will have at least three pads permitted by year end 2015, along with permitted wells on each pad, a gathering system and access to interstate pipelines, all of which will allow the joint venture to further prove and develop the resource within the project area.

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

Heat Value. The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Alpha mines both sub-bituminous and bituminous coal. Bituminous coal is located primarily in Appalachia, Arizona, the Midwest, Colorado, Wyoming and Utah and is the type most commonly used for electric power generation in the United States. Sub-bituminous coal is used for industrial steam purposes, while bituminous coal, depending on its quality, can be used for both metallurgical and industrial steam purposes. Of our estimated 4.0 billion tons of proven and probable reserves, approximately 70% have a heat value above 12,500 Btus per pound, which is considered high btu coal.

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

Business Environment

Coal is an abundant, efficient and affordable natural resource used primarily to provide fuel for the generation of electric power. According to the U.S. Department of Energy’s Energy Information Administration (“EIA”), world-wide economically recoverable coal reserves using today’s technology are estimated to be approximately 980 billion tons. Also according to the EIA, the United States is one of the world’s largest producers of coal and has approximately 26% of global coal reserves, representing about 258 years of supply based on current usage rates. According to the U.S. Department of Energy, the energy content of the United States’ demonstrated recoverable coal reserves exceeds the world’s proven oil reserves.

Coal Markets. Coal is primarily consumed by utilities to generate electricity. It is also used by steel companies to make steel products and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In general, coal is characterized by end use as either steam coal or metallurgical coal. Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coke, which is used in the production of steel. Over the past forty years, total annual coal consumption in the United States (excluding exports) has more than doubled and remains close to one billion tons in 2014.

	Actual (1)			Preliminary (1) (2)	Projected (1)		Annual Growth
Consumption by Sector	2011	2012	2013	2014	2019	2034	2014-2019	2019-2034
	(Tons in millions)
Electric Generation	932	825	874	896	892	915	0.4%	0.2%
Industrial	46	43	45	46	49	49	1.3%	0.1%
Steel Production	21	21	21	21	22	20	1.0%	-0.8%
Coal-to-Liquids Processes	—	—	—	—	—	—	—%	—%
Residential/Commercial	3	2	2	2	2	2	-0.1%	—%
Export	107	126	116	110	125	156	1.4%	1.5%
Total	1,109	1,017	1,058	1,075	1,090	1,142

(1)	Data sourced from the U.S. Department of Energy’s EIA’s 2014 Annual Energy Outlook.

(2)	Preliminary data subject to change and finalization.

Much of the nation’s power generation infrastructure is coal-fired. As a result, coal has maintained an annual 37% to 50% market share during the past 10 years according to the U.S. Department of Energy EIA’s 2014 Short-Term Energy Outlook, principally because of its relatively low cost, reliability and domestic abundance. Coal is a low-cost fossil fuel used for base-load electric power generation, typically being considerably less expensive than oil and generally competitive with natural gas. Coal-fired generation is also competitive with nuclear power generation especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but its application is limited both by geography and susceptibility to seasonal and climatic conditions. Through 2014, non-hydropower renewable power generation accounted for 6.7% of all the electricity generated in the United States, and wind and solar power represented 4.8% of United States power generation according to the U.S. Department of Energy EIA’s 2014 Short-Term Energy Outlook.

Coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting power generation, technological developments, transportation costs, and the location, availability and cost of other fuels such as natural gas, nuclear and hydroelectric power.

Coal’s primary advantages are its relatively low cost and availability compared to other fuels used to generate electricity. According to the EIA, the estimated levelized cost of generation for various power generation technologies, entering service in 2019 are as follows:

	Range of Total System Levelized Costs (2011 $/megawatthour) for Plants Entering Service in 2019
Plant Type (1)	Minimum	Average	Maximum
Conventional Coal	$87.00	$95.60	$114.40
Advanced Coal	$106.40	$115.90	$131.50
Conventional Natural Gas Combined Cycle	$61.10	$66.30	$75.80
Conventional Natural Gas Combustion Turbine	$96.90	$103.80	$119.80
Advanced Nuclear	$92.60	$96.10	$102.00
Geothermal	$46.20	$47.90	$50.30
Biomass	$92.30	$102.60	$122.90

(1)	Data sourced from the U.S. Department of Energy’s EIA 2014 Annual Energy Outlook.

Coal Production.  United States coal production was approximately 1 billion tons in 2014. The following table, derived from data prepared by the EIA, sets forth production statistics in each of the major coal producing regions for the periods indicated.

	Actual (1)			Preliminary (1) (2)	Projected (1)		Annual Growth
Production by Region	2011	2012	2013	2014	2019	2034	2014-2019	2019-2034
	(Tons in millions)
Powder River Basin	426	388	394	412	417	436	1.0%	0.3%
Central Appalachia	185	148	133	132	104	90	-3.7%	-1.0%
Northern Appalachia	133	126	138	134	144	147	0.7%	0.1%
Illinois Basin	119	130	134	147	176	213	4.8%	1.4%
Other	216	209	208	207	216	221	0.8%	0.4%
Total	1,079	1,001	1,007	1,032	1,057	1,107

(1)	Data sourced from the U.S. Department of Energy’s EIA’s 2014 Annual Energy Outlook and Short-Term Energy Outlook.

(2)	Preliminary data subject to change and finalization.

Coal Regions. Coal is mined from coal fields throughout the United States, with the major production centers located in the Western United States, Northern and Central Appalachia and the Illinois Basin. The quality of coal varies by region. Physical and chemical characteristics of coal are very important in measuring quality and determining the best end use of particular coal types.

Competition. The coal industry is intensely competitive. With respect to our U.S. customers, we compete with numerous coal producers in the Appalachian region and Illinois basin and with a large number of western coal producers. Competition from coal with lower production costs shipped east from western coal mines has resulted in increased competition for coal sales in the Appalachian region. In 2014, imports accounted for a relatively small percentage of total U.S coal consumption. Approximately 1.2% of total U.S. coal consumption in 2014 was imported. Excess industry capacity also tends to result in reduced prices for our coal. The most important factors on which we compete are delivered coal price, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which accounted for greater than 93% of 2014 domestic coal consumption. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon summer and winter temperatures and commercial and industrial outputs in the United States, environmental and other government regulations, technological developments and the location, availability, quality and price of competing fuels for power, most notably natural gas, but also including nuclear, fuel oil and alternative energy sources such as hydroelectric power. Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal.

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

Mining Operations

Our active operations are located in Central and Northern Appalachia and the Powder River Basin, which include the states of Kentucky, Pennsylvania, Virginia, West Virginia and Wyoming. As of December 31, 2014, our operations include 22 preparation plants, each of which receive, blend, process and ship coal that is produced from one or more of our 60 active mines (some of which are operated by third parties under contracts with us) using five mining methods: longwall mining, room-and-pillar mining, truck-and-shovel mining, truck and front-end loader mining, and highwall mining. Our underground mines generally consist of one or more single or dual continuous miner sections which are made up of the continuous miner, shuttle cars or continuous haulage, roof bolters, and various ancillary equipment. We have two large underground mines that employ a longwall mining system. Our Eastern surface mines are a combination of contour highwall miner, auger operations using truck/loader-excavator equipment fleets along with large production tractors and a small percentage using mountain top removal. Our Western surface mines are large open-pit operations that use the truck-and-shovel mining method. Most of our preparation plants are modern heavy media plants that generally have both coarse and fine coal cleaning circuits. We employ preventive maintenance and rebuild programs to ensure that our equipment is modern and well-maintained. During 2014, most of our preparation plants also processed coal that we purchased from third party producers before reselling it to our customers. Mines have been developed in close proximity to our preparation plants and rail shipping facilities. Coal is transported to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities.

The following table provides location and summary information regarding our coal operations and preparation plants as of December 31, 2014:
Coal Operations

			Preparation Plants/Shipping Points as of December 31, 2014	Number and Type of Mines as of December 31, 2014				2014 Production of Saleable Tons (in thousands) (1)

Reportable Segment	Coal Basin	Location		Underground	Surface	Total	Transportation
East	Central Appalachia	Kentucky, Virginia, and West Virginia	Cave Branch, Delbarton, Elk Run, Erbacon, Goals, Holden 29, Homer III / Inman, Kepler, Kingston, Knox Creek, Litwar, Mammoth, Marfork, McClure, Pax, Pigeon Creek, Power Mountain, Rockspring, Roxana, Sidney, Superior, Toms Creek, Zigmond	43	13	56	Barge, CSX, NS, RJCC, Truck	33,597

	Northern Appalachia	Pennsylvania	Cumberland and Emerald	2	—	2	Barge, Truck, CSX, NS	13,454 (2)

West	Powder River Basin	Wyoming	Belle Ayr and Eagle Butte	—	2	2	BNSF, UP, Truck	36,487
	Total from active operations			45	15	60		83,538

(1)	Includes coal purchased from third-party producers that was processed at our preparation plants in 2014.

(2)	Includes 2,115 tons produced at AMFIRE, which sold substantially all of its assets in 2014.

BNSF = BNSF Railway
CSX = CSX Transportation
RJCC = R.J. Corman Railroad Company
NS = Norfolk Southern Railway Company
UP = Union Pacific Railroad Company

The coal production and processing capacity of our mines and processing plants is influenced by a number of factors including reserve availability, labor availability, environmental permit timing, and preparation plant capacity.

Eastern Coal Operations

Our operations in Northern Appalachia (“NAPP”) consist of our Cumberland and Emerald mining complexes and two preparation plants. We control approximately 709.7 million tons of reserves through our operations in NAPP. Approximately 55.8 million tons are assigned to active mines and 653.9 million tons are unassigned. During 2014, approximately 14% of the shipments were marketed as high volatility metallurgical coal to export customers. There are approximately 1,100 salaried and hourly employees at our operations in NAPP as of December 31, 2014. The hourly work force at both mines is represented by the United Mine Workers of America (“UMWA”).

At our Cumberland and Emerald mining complexes, coal is mined primarily by using longwall mining systems supported by continuous miners. Both mines operate in the Pittsburgh No. 8 Seam, the dominant coal-producing seam in the region, which is six to eight feet thick in the mines. The mines sell high Btu, high sulfur steam coal primarily to eastern utilities. Cumberland shipped 7.4 million tons of coal in 2014. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production by truck. Emerald shipped 3.6 million tons of coal in 2014. During 2014, Emerald moved its longwall to the final district within its life-of-mine plan. We expect Emerald to cease mining activities by the end of 2015. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railway or CSX Transportation. The mine also has the option to ship a portion of its coal by truck.

On December 30, 2014, we announced that our subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The assets, which included ten mines and four preparation plants and loadouts, were located in Cambria, Centre, Clearfield, Elk, Greene, Indiana and Somerset counties, Pennsylvania and included approximately 101.2 million tons of reserves, of which approximately 65.6 million tons were unassigned and 85.9 million tons were metallurgical reserves. Total 2014 AMFIRE coal sales volumes were approximately 2.3 million tons, including 1.6 million tons of metallurgical coal.

Our operations in Central Appalachia (“CAPP”) consist of 43 underground mines, 13 surface mines and 20 preparation plants, a portion of which are operated by independent contractors. Our operations in CAPP collectively shipped 34.1 million tons in 2014. We control approximately 2,513.2 million tons of coal reserves through our operations in CAPP. Approximately 1,161.4 million tons are assigned to active mines and approximately 1,351.7 million tons are unassigned. There are approximately 6,800 salaried and hourly employees at our operations in CAPP as of December 31, 2014. In addition, at certain mines a portion of our hourly workforce is represented by the UMWA.

Our coal in CAPP is mined using several different mining methods, including continuous miners employing the room-and-pillar method at our underground mines, and the truck and front-end loader and highwall mining methods at our surface mines. We have mines that sell high Btu, low, medium and high sulfur steam coal primarily to eastern utilities and metallurgical coal to steel companies.

We transport coal produced at certain of our mines by truck and belt to the following preparation plants: Delbarton, Elk Run, Goals, Inman, Kepler, Kingston, Knox Creek, Mammoth, Marfork, McClure, Rockspring, Sidney, Superior, and Zigmond. In addition, we transport coal by truck and belt to our Homer III loadout.

We transport coal produced at certain of our mines by truck to the following preparation plants: Cave Branch, Erbacon, Litwar, Pigeon Creek, Power Mountain, Roxana, and Toms Creek. In addition, we transport coal by truck to our Holden 29 and Pax loadouts.

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

Equity Method Investments. We also have interests in significant acreage in the Marcellus Shale natural gas field of Southwestern Pennsylvania, in one of the Marcellus’ most productive regions. In 2010, we contributed a portion of this acreage (approximately 7,500 acres) to the Alpha Shale joint venture with an affiliate of Rice Energy. In January 2014, we sold this joint venture interest for $100.0 million of cash plus $200.0 million of shares in Rice Energy in connection with Rice Energy’s initial public offering. Our Marcellus gas joint venture with EDF Trading Resources, LLC consists of approximately 12,000 Marcellus Shale acreage, which we contributed to the joint venture for development of natural gas production.

For additional information on the financial performance of our segments, see Note 25 to the Consolidated Financial Statements of Alpha Natural Resources, Inc., “Segment Information.”

Western Coal Operations

Our Western Coal Operations in the Powder River Basin consist of our Belle Ayr and Eagle Butte surface mining operations, which collectively shipped 36.5 million tons in 2014. Coal is mined primarily using the truck and shovel mining method. We control approximately 700.1 million tons of coal reserves in the Powder River Basin and all of the coal reserves are assigned to active mines. There are approximately 600 salaried and hourly employees in our Powder River Basin operations.

Belle Ayr consists of one mine that produces sub-bituminous, low sulfur steam coal for sale primarily to utility companies. Belle Ayr extracts coal from a coal seam that is 75 feet thick. The mine sells 100% raw coal and no washing is necessary. Belle Ayr shipped 15.8 million tons of coal in 2014. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the BNSF Railway and the Union Pacific Railroad, to power plants located throughout the West, Midwest and the South.

Eagle Butte consists of one mine that produces sub-bituminous, low sulfur steam coal for sale primarily to utility companies. Eagle Butte extracts coal from coal seams that total 100 feet thick. The mine sells 100% raw coal and no washing is necessary. Eagle Butte shipped 20.7 million tons of coal in 2014. Coal from Eagle Butte is shipped on the BNSF Railway to power plants located throughout the West, Midwest and the South. The mine also ships a small portion by truck.

For additional information on the financial performance of our segments, see Note 25 to the Consolidated Financial Statements of Alpha Natural Resources, Inc., “Segment Information.”

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

Dominion Terminal Associates. Through our subsidiary Alpha Terminal Company, LLC, we hold a 41% interest in DTA, a 20 million-ton annual capacity coal export terminal located in Newport News, Virginia. The terminal, constructed in 1984, provides the advantages of unloading/transloading equipment with ground storage capability, providing producers with the ability to custom blend export products without disrupting mining operations. During 2014 we shipped a total of 6.7 million tons of coal to our customers through the terminal. We make periodic cash payments in respect of the terminal for net operating expenses. We receive fees from third parties for use of our unused throughput. The terminal is held in a partnership with subsidiaries of two other companies, Arch Coal, Inc. and Peabody Energy Corp.

Coal Handling Joint Venture. In the Massey Acquisition, we acquired a 50% interest in a joint venture that owns and operates third-party end-user coal handling facilities. Certain of our subsidiaries operated the coal handling facilities of the joint venture until December 19, 2014. On December 19, 2014, we sold our interest in the joint venture for $15.5 million in cash and recognized a gain of approximately $6.0 million.

Miscellaneous. We engage in the sale of certain non-strategic assets such as timber, gas and oil rights as well as the leasing and sale of non-strategic surface properties and reserves. We also provide coal and environmental analysis services.

Marketing, Sales and Customer Contracts

Our marketing and sales force, which is principally based in Bristol, Virginia, included approximately 30 employees as of December 31, 2014, and consists of sales managers, distribution/traffic managers, contract administrators and administrative personnel. In addition to marketing coal produced at our operations, we also purchase and resell coal mined by others, the majority of which we blend with coal produced from our mines. We have coal supply commitments with a wide range of electric utilities, steel manufacturers, industrial customers and energy traders and brokers. Our marketing efforts are centered on customer needs and requirements. By offering coal of both steam and metallurgical grades to provide specific qualities of heat content, sulfur and ash, and other characteristics relevant to our customers, we are able to serve a diverse customer base. This diversity allows us to adjust to changing market conditions and supports higher sales volumes and sales prices for our coal. Many of our larger customers are well-established public utilities and steel manufacturers who have been stable long-term customers of ours and our acquired companies.

We sold a total of 84.6 million tons of coal in 2014, consisting of 83.5 million tons of coal produced and processed by us, and 1.1 million tons of purchased coal. A portion of purchased coal was blended prior to resale, meaning the coal was mixed with coal produced from our mines prior to resale, which generally allows us to realize a higher overall margin for the blended product than we would be able to achieve selling these coals separately. A portion of purchased coal was processed by us, meaning that we washed, crushed or blended the coal at one of our preparation plants or loading facilities prior to resale. A portion of purchased coal was sold direct to customers, meaning we did not wash, crush or blend the coal prior to resale. We sold a total of 86.9 million tons of coal in 2013, consisting of 86.0 million tons of coal produced and processed by us, and 0.9 million tons of purchased coal. We sold a total of 108.8 million tons of coal in 2012, consisting of 105.8 million tons of coal produced and processed by us, and 3.0 million tons of purchased coal.

The breakdown of tons sold for 2014, 2013, and 2012 is set forth in the table below:

	Steam Coal Sales (1)			Metallurgical Coal Sales (1)
Year	Tons	% of Total Sales Volume	% of Total Revenues	Tons	% of Total Sales Volume	% of Total Revenues
	(In millions, except percentages)
2014	66.0	78%	57%	18.6	22%	43%
2013	66.8	77%	53%	20.1	23%	47%
2012	88.5	81%	56%	20.3	19%	44%

(1)
Sales of steam coal during 2014, 2013, and 2012 were made primarily to large utilities and industrial customers throughout the United States and sales of metallurgical coal during those years were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in countries in Europe, Asia, South America and Africa.

We sold coal to approximately 147 different customers in 2014. Our top ten customers in 2014 accounted for approximately 45% of 2014 total revenues and our largest customer during 2014 accounted for approximately 8% of 2014 total revenues. The following table provides information regarding exports in 2014, 2013, and 2012 by revenues and tons sold:

Year	Export Tons Sold	Export Tons Sold as a Percentage of Total Coal Sales Volume	Export Sales Revenues	Export Sales Revenue as a Percentage of Total Revenues
2014	17.6	21%	$1,664.6	39%
2013	19.5	22%	$2,151.5	43%
2012	21.3	20%	$2,930.6	42%

Export shipments serviced customers in 26, 29, and 27 countries across North America, Europe, South America, Asia and Africa during 2014, 2013, and 2012, respectively. The Netherlands was the largest export market in 2014, with sales to the Netherlands accounting for approximately 21% of total export revenues and 8% of total revenues. Turkey was the largest export market in 2013, with sales to Turkey accounting for approximately 14% of total export revenues and 6% of total revenues. India was the largest export market in 2012, with sales to India accounting for approximately 13% of total export revenues and 6% of total revenues. All of our sales are made in U.S. dollars.

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

During 2014, approximately 38% and 57% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts. During 2013, approximately 45% and 69% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts. During 2012, approximately 52% and 77% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts.

Our sales backlog, including backlog subject to price reopener and/or extension provisions, was approximately 109.8 million tons as of January 30, 2015 and approximately 104.4 million tons as of January 31, 2014. Of these tons, approximately 61% and 73%, respectively, were expected to be filled within one year.

Distribution

We employ transportation specialists who negotiate freight and terminal agreements with various providers, including railroads, trucks, barge lines, and terminal facilities. Transportation specialists also coordinate with customers, mining facilities and transportation providers to establish shipping schedules that meet each customer’s needs. Our produced and processed coal is loaded from our 22 preparation plants, loadout facilities, and in certain cases directly from our mines. The coal we purchase is loaded in some cases directly from mines and preparation plants operated by third parties or from an export terminal. Virtually all of our coal is transported from the mine to our preparation plants by truck or rail, and then from the preparation plant to the customer by means of railroads, trucks, barge lines, lake-going and ocean-going vessels from terminal facilities. Rail shipments constituted approximately 65% of total shipments of coal volume produced and processed from our mines to the preparation plant to the customer in 2014. The balance was shipped from our preparation plants, loadout facilities or mines via truck. In 2014, approximately 11% of our coal sales volume was delivered to our customers through transport on the Great Lakes and domestic rivers, approximately 6% was moved through the Norfolk Southern export facility at Norfolk, Virginia, approximately 11% was moved through the coal export terminal at Newport News, Virginia operated by DTA, and approximately 2% was moved through the export terminals at Baltimore, Maryland and New Orleans, Louisiana. We own a 41% interest in the coal export terminal at Newport News, Virginia operated by DTA. See “-Other Operations.”

Transportation

Coal consumed domestically is usually sold at the mine and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers responsible for further transportation. Producers usually pay shipping costs from the mine to the port.

We depend upon rail, barge, trucking and other systems to deliver coal to markets. In 2014, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation, Norfolk Southern Railway Company, BNSF Railway and Union Pacific Railroad Company. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck.

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

Employees

As of December 31, 2014, we had approximately 8,900 employees. As of December 31, 2014, the UMWA represented approximately 11% of our total employees. Our UMWA-represented employees are located in Virginia, West Virginia and Pennsylvania, and produced approximately 13% of our coal sales volume during the fiscal year ended December 31, 2014. Relations with organized labor are important to our success, and we believe our relations with our employees are good.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Federal, state and local authorities regulate the United States coal mining and oil and gas industries with respect to matters such as: employee health and safety; permitting and licensing requirements; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of properties after mining or other activity has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil; protection of surface and groundwater; surface subsidence from underground mining; the effects on surface and groundwater quality and availability; noise; dust and competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, pipelines, roads and public facilities. Ordinances, regulations and legislation (and judicial or agency interpretations thereof) with respect to these matters have had, and will continue to have, a significant effect on our production costs and our competitive position. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs and may cause delays, interruptions, or a termination of operations, the extent of which we cannot predict. During 2014, we incurred capital expenditures of approximately $13.7 million for regulatory compliance. We intend to respond to these regulatory requirements and interpretations thereof at the appropriate time by implementing necessary modifications to facilities or operating procedures or plans. When appropriate, we may also challenge actions in regulatory or court proceedings. Future legislation, regulations, interpretations or enforcement may also cause coal to become a less attractive fuel source for our customers due to factors such as investments in pollution control equipment necessary to meet new and more stringent air, water or solid waste requirements. Similarly, coal may become a less attractive fuel source for our customers if federal, state or local emissions rates or caps on greenhouse gases are enacted, or a tax on carbon is imposed, such as those that may result from climate change legislation or regulations. As a result, future legislation, regulations, interpretations or enforcement may adversely affect our mining or other operations, or our cost structure or may adversely impact the ability or economic desire of our customers to use coal.
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
In recent years, legislative and regulatory bodies at the state and federal levels, including the Mine Safety and Health Administration (“MSHA”), have promulgated or proposed various statutes, regulations and policies relating to mine safety and mine emergency issues. The MINER Act passed in 2006 mandated mine rescue regulations, new and improved technologies and safety practices in the area of tracking and communication, and emergency response plans and equipment. Although some new laws, regulations and policies are in place, these legislative and regulatory efforts are still ongoing.
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
In May 2014, MSHA published a final rule to reduce the permissible concentration of respirable dust in underground coal mines from the prior standard of 2 milligrams per cubic meter of air to 1.5 milligrams per cubic meter, mandate the use of continuous personal dust monitors in specified circumstances, address extended work shifts, redefine normal production shifts, require additional medical surveillance examinations for miners, provide for the use of a single, full-shift sample to determine compliance, and make various other changes to the prior respirable dust standard. The final rule is being phased in over a two year period. The first phase of the final rule went into effect in August 2014 and the next phase becomes effective in February 2016.
In January 2015, MSHA published a final rule to require certain underground mining equipment to be equipped with proximity detection systems that will shut the equipment down to avoid injuries if a person is too close to the equipment. The final rule becomes effective in March 2015 and will be phased in over 8 to 36 months. MSHA also is in the process of developing a proposed rule to require sectional mining equipment with proximity detection.
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
As of December 31, 2014, all of our payment obligations for federal black lung benefits to claimants entitled to such benefits are either fully secured by insurance coverage or paid from a tax exempt trust established for that purpose. Based on actuarial reports and required funding levels, from time to time we may have to supplement the trust to cover the anticipated liabilities going forward.
Coal Industry Retiree Health Benefit Act of 1992
The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain UMWA retirees and their spouses or dependents. The Coal Act established the Combined Benefit Fund into which employers who are “signatory operators” are obligated to pay annual premiums for beneficiaries. The Combined Benefit Fund covers a fixed group of individuals who retired before July 1, 1976, and the average age of the retirees in this fund is over 80 years of age. Premiums paid in 2014 and 2013 for our obligations to the Combined Benefit Fund were approximately $0.4 million and $0.5 million, respectively. The Coal Act also created a second benefit fund, the 1992 UMWA Benefit Plan (“the 1992 Plan”), for miners who retired between July 1, 1976 and September 30, 1994, and whose former employers are no longer in business to provide them retiree medical benefits. Companies with 1992 Plan liabilities also pay premiums into this plan. Premiums paid in 2014 and 2013 for our obligation to the 1992 Plan were $0.8 million and $1.4 million, respectively. These per beneficiary premiums for both the Combined Benefit Fund and the 1992 Plan are adjusted annually based on various criteria such as the number of beneficiaries and the anticipated health benefit costs.
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
Since the initial regulatory program under SMCRA, the OSM has provided for a 100-foot buffer zone around streams, with variances allowing for disposal of excess spoil within the buffer zone in certain circumstances. In December 2014, pursuant to a court order, the OSM vacated its 2008 Stream Buffer Zone Rule that had revised the standards for disposal within the buffer zone, and restored its prior regulations. OSM has announced that its plans to issue a new proposed revision to its Stream Buffer Zone Rule in 2015, with a goal of issuing a final rule by December 2016. Previously, the OSM had reported that the options under consideration for a new rule include requiring more extensive baseline data on hydrology, geology and aquatic biology in permit applications; specifically defining the “material damage” that would be prohibited outside permitted areas; requiring additional monitoring during mining and reclamation; establishing corrective action thresholds; and limiting variances and exceptions to the “approximate original contour” requirement for reclamation. In addition, legislation has been introduced in Congress in the past and may be introduced in the future in an attempt to preclude placing any fill material in streams. Implementation of new requirements or enactment of such legislation would negatively impact our future ability to conduct certain types of mining activities.

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
Considerable and increasing government attention in the United States and other countries is being paid to reducing GHG emissions, including CO2 emissions from coal-fired power plants and methane emissions from mining operations. Although the United States has not ratified the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”), which became effective for many countries in 2005 and establishes a binding set of emission targets for GHGs, the United States is actively participating in various international initiatives within and outside of the UNFCCC process to negotiate developed and developing nation commitments for GHG emission reductions and related financing. In particular, the Durban Platform for Enhanced Action, as agreed to by the United States and 193 other countries in December 2011 at the 17th UNFCCC, calls for a second phase of the Kyoto Protocol’s GHG emissions restrictions to be effective through 2020 and for a new international treaty to come into effect and be implemented from 2020. Subsequently, the annual UNFCCCs have made further progress toward a new treaty and it is scheduled to be adopted at the next UNFCCC in Paris in late 2015. Any international GHG agreement in which the United States participates, if at all, could adversely affect the price and demand for coal in the United States.
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
More generally, in December 2009, the EPA issued a Final Endangerment and Cause or Contribute Findings for Greenhouse Gases under Section 202(a) of the Clean Air Act, wherein the EPA concluded that GHGs endanger the public health and welfare. In April 2010, the EPA issued, along with the Department of Transportation, a rule to regulate GHG emissions from new cars and trucks. This rule took effect in January 2011, and according to the EPA, established GHG emissions as “regulated pollutants” under the Clean Air Act. As a consequence, and in conjunction with an EPA Final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, certain new and modified emission sources must meet Best Available Control Technology for GHG emissions. In September 2013, the EPA issued a new proposed rule regulating carbon emissions from new electric generating units. In June 2014, the EPA issued a proposed rule with respect to carbon emissions from existing, modified and reconstructed electric generating units, which is referred to as the “Clean Power Plan.” The EPA plans to issue final rules by summer 2015, and plans to require states to issue implementation plans for the new rules by June 2016, subject to extension. We cannot predict the financial impact of these proposals on our operations or our customers at this time.
In October 2013, the Treasury Department introduced guidelines indicating that the United States government would generally not support public financing of new foreign coal-fired power plants that did not meet the criteria set forth in the September 2013 proposed regulations for new domestic coal-fired power plants.
In addition to federal GHG regulations, several state and regional climate change initiatives are taking effect before federal action. The Regional Greenhouse Gas Initiative (“RGGI”), a regional GHG cap-and-trade program calling for a ten percent reduction of emissions by 2018, has nine participating states in the Northeast (Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New York, Rhode Island, and Vermont). The RGGI program has had numerous emission allowances auctions and entered its second three-year control period in 2012. In February 2013, the RGGI released an updated model rule that reduces the regional CO2 budget beginning in 2014 and further reductions are scheduled to go into effect each year from 2015 to 2020.
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

•
Ozone. The EPA’s 1997 NAAQS for ozone, as amended in 2008, is being implemented in a number of designated non-attainment areas. In November 2014, the EPA proposed a more stringent ozone NAAQS, and the EPA is subject to a court order to make a final determination by October 1, 2015. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers may continue to become more demanding in the years ahead.

•
Cross-State Air Pollution Rule. In 2011, the EPA issued its final Cross-State Air Pollution Rule (“CSAPR”), which replaces its prior Clean Air Interstate Rule (“CAIR”) and requires additional reductions of power plant emissions in 27 states in the eastern half of the U.S. - by 73% for SO2 and 54% for nitrogen oxides (“NOx”) compared to 2005 levels, according to the EPA. As well, CSAPR would severely limit interstate emissions trading as a compliance option. The timing of CSAPR’s implementation was affected by a number of court actions. However, in April 2014, the U.S. Supreme Court upheld CSAPR, and in October 2014 the U.S. Court of Appeals for the District of Columbia Circuit granted the EPA’s request to lift its stay of CSAPR and toll the compliance deadline by three years. In November 2014, the EPA issued a ministerial rule calling for implementation of the first phase of CSAPR to begin in 2015. Further court proceedings, however, are scheduled for 2015, and may impact the EPA’s timetable. Implementation of CSAPR may ultimately require many coal-fired sources to install additional pollution control equipment for NOx and SO2.

•
Mercury and Air Toxics Standards. In December 2011, the EPA issued the Mercury and Air Toxics Standards (“MATS”), which sets technology-based emission limitation standards for mercury and other toxic air pollutants for coal and oil fired electric generating units with a capacity of 25 megawatts (“MW”) or more. Existing units generally have up to four years to comply. In 2013 and 2014, EPA issued final and proposed revisions to the MATS, including final revisions to its provision governing startup and shutdown of generating units. The MATS is subject to a pending court challenge in the U.S. Supreme Court, with oral arguments scheduled for March 2015. The MATS may ultimately require many coal-fired sources to install additional pollution control equipment or to close.

•
Regional Haze. Under the EPA’s regional haze rule designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks, state implementation plans must either require designated facilities to install Best Available Retrofit Technology (“BART”) to reduce emissions that contribute to visibility problems or adopt an emissions trading program or other alternative program that provides greater reasonable progress towards improving visibility. The regional haze program, which the EPA first established in 1999, primarily affects the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In May 2012, the EPA issued a final rule that would authorize use of the CSAPR trading programs in place of source-specific BART for SO2 and/or NOx emissions from power plants, enabling states to avoid further action under their regional haze implementation plans until 2018. We expect that emission reductions required under other rules will address many, but perhaps not all, of the emission reduction requirements of the regional haze rule.

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
In April 2014, the EPA and the COE jointly published a proposed rule called “Definition of ‘Waters of the United States’ Under the Clean Water Act.” The proposed rule would expand the jurisdictional scope of the CWA to include certain previously non-jurisdictional tributaries, adjacent waters, wetlands, and other waters. According to a Congressional Research Service Report, the 404 permit program would see the greatest impact as a result of broader assertion of Clean Water Act jurisdiction. The EPA projects that a final rule will be issued in 2015. If finalized, the rulemaking will likely add delays to the 404 permit process and lead to additional mitigation costs, as the ability of our operations avoid regulated jurisdictional waters will become more limited.
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
Further, surface coal mine permitting was impeded by the Enhanced Surface Coal Mining Pending Permit Coordination Procedures, issued by the EPA and the COE on June 11, 2009 (“ECP”), and guidance contained in a July 2011 Memorandum entitled “Improving EPA Review of Appalachian Surface Coal Mining Operations Under the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order” (“Detailed Guidance”), replacing interim guidance that was issued in April 2010. In July 2014, the U.S. Court of Appeals for the District of Columbia Circuit reversed lower court decisions and affirmed the EPA's authority to adopt the ECP and Detailed Guidance. Implementation of the ECP and Detailed Guidance has the potential to delay the issuance of permits for our coal mines, or to change the conditions or restrictions imposed in those permits.
In January 2011, the EPA vetoed a federal CWA permit held by another coal mining company for a surface mine in Appalachia. In explaining its position, the EPA cited significant and irreversible damage to wildlife and fishery resources and severe degradation of water quality caused by mining pollution. In September 2014, following its reversal of a lower court decision, the United States Court of Appeals for the District of Columbia Circuit issued its final mandate upholding the EPA's action to revoke the permit. This could be a further indication that other surface mining water permits could be subject to more substantial review in the future.

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
In December 2014, the EPA issued its final regulations governing disposal of coal ash in landfills and impoundments. The final rule affirmed the historic treatment of coal ash as non-hazardous solid waste but establishes new requirements governing structural integrity, groundwater protection, operating criteria, recordkeeping and reporting, and closure for such landfills and impoundments. The EPA affirms in the preamble to the final rule that it “does not apply to coal combustion residues (“CCR”) placed in active or abandoned underground or surface mines” and rather that “the U.S. Department of Interior (DOI) and EPA will address the management of CCR in mine fills in a separate regulatory action(s).” The final rule, however, may increase compliance obligations and associated costs for coal-fired electricity generators and therefore further impact their use of coal.
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

West Virginia Above Ground Storage Tank Rules
In January 2014, West Virginia signed into law Senate Bill 373 (also known as the Above Ground Storage Tank Act), which requires that all above ground storage tanks be registered with the Department of Environmental Protection (“DEP”) and meet additional requirements. In October 2014, West Virginia issued a final interpretive rule addressing initial inspection, certification and spill prevention response plan requirements. The interpretive rule is a temporary measure until more comprehensive rules are developed, which is expected during 2015.

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

Tons. A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is equal to 2,240 pounds; a “metric” tonne is approximately 2,205 pounds. The short ton is the unit of measure referred to in this document unless otherwise specified.

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

Item 1A. Risk Factors

Investment in our common stock is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position, or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss. In addition, we may also face new risks as yet unidentified.

Risks Relating to Our Industry and the Global Economy

Substantial declines in coal prices have reduced our revenues, and sustained prices at those levels or lower levels would reduce our revenues and adversely affect our operating results, cash flows, financial condition, stock price and the value of our coal reserves.

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

Sustained depressed levels or further declines in coal prices in the United States and other countries, which have posed significant challenges for coal producers, have and may continue to materially adversely affect our operating results and cash flows, as well as the value of our coal reserves. For example, principally because of lower coal prices and decreased demand, over the past three years, our coal shipments have decreased approximately 24.2 million tons, or 22%, and our coal revenues have decreased approximately $2.3 billion, or 38%. During 2015, we expect to continue to adjust our production base and pursue additional cost reductions and operational efficiencies. If coal prices remain at current depressed levels or decline further, the number of risks that we ordinarily face may increase in likelihood, magnitude and duration.

Lower demand for metallurgical coal by U.S. and foreign steel producers would reduce our revenues and could further reduce the price of our metallurgical coal.
We produce metallurgical coal that is used in both the U.S. and foreign steel industries. Metallurgical coal accounted for approximately 43% and 47% of our coal sales revenue in 2014 and 2013, respectively. Any deterioration in conditions in the U.S. or the foreign steel industry, including the demand for steel and the continued financial viability of the industry, would reduce the demand for our metallurgical coal and could impact the collectability of our accounts receivable from U.S. or foreign steel industry customers. The demand for foreign-produced steel both in foreign markets and in the U.S. market also depends on factors such as tariff rates on steel. In addition, the U.S. steel industry increasingly relies on processes to make steel that do not use coke, such as electric arc furnaces or pulverized coal processes. If this trend continues, the amount of metallurgical coal that we sell and the prices that we receive for it could further decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves. Lower demand for metallurgical coal in international markets would reduce the amount of metallurgical coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Lower demand for steam coal by North American electric power generators could further reduce the price of our steam coal which would reduce our revenues.

Steam coal accounted for approximately 57% and 53% of our coal sales revenues during 2014 and 2013, respectively. The majority of our sales of steam coal were to U.S. and Canadian electric power generators. That demand is affected primarily by:

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

Recently, to the extent economically feasible, many North American electric power generators have shifted from coal to natural gas-fired power plants. We expect that new power plants will be fired by natural gas because natural gas-fired plants are less expensive to construct than coal-fired plants and natural gas is a cleaner-burning fuel, with plentiful supplies and low cost at the current time. Increasingly stringent regulations have also reduced the number of new power plants being built. These trends have reduced demand for our steam coal and the related prices, particularly in Central Appalachia. Any further reduction in the amount of coal consumed by North American electric power generators would further reduce the amount of steam coal that we sell and the price that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.
We compete with numerous other coal producers in various regions of the United States for domestic and international sales. We also compete in international markets against coal producers in other countries. International demand for U.S. coal exports also affects coal demand in the United States. This competition affects domestic and foreign coal prices and our ability to retain or attract coal customers. For example, competitors using longwall mining technology in the Illinois basin may, as a result of greater production efficiencies, be able to offer lower thermal coal prices compared to coal we produce in Central Appalachia. While pricing in Northern Appalachia has held up better than in other regions, it is still down over the past few months. Increased competition from the Illinois basin, the threat of increased production from competing mines, and natural gas price declines with large basis differentials have all contributed to continued soft market conditions in Northern Appalachia.

In addition, if the currencies of our foreign competitors decline against the U.S. dollar or against our customers’ currencies, those competitors may be able to offer lower prices to our customers than we can.

In the past, high demand for coal and attractive pricing brought new investors to the coal industry, leading to the development of new mines and added production capacity. Subsequent overcapacity in the industry has contributed, and may continue to contribute, to lower coal prices. In addition, lower coal prices set by our competitors also put downward pressure on coal prices.

Lower demand for U.S. coal exports would reduce our foreign sales and could negatively impact our revenues and results of operations and could result in additional downward pressure on domestic coal prices.
Coal exports accounted for approximately 34% and 39% of our coal sales revenues in 2014 and 2013, respectively. In addition to the factors described above, demand for and viability of U.S. coal exports is dependent upon a number of factors outside of our control, including ocean freight rates and port and shipping capacity. Additionally, China is the world’s largest importer of coal and decreases in their demand could cause decreases in the prices we receive for our export shipments. Furthermore, if the amount of coal exported from the United States were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in additional downward pressure on domestic coal prices.
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
Our largest customer during 2014 accounted for approximately 8% of our total revenues, and sales to our ten largest customers accounted for approximately 45% of our total revenues. These customers may not continue to purchase coal from us as they have previously, or at all. If these customers were to reduce their purchases of coal significantly or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.
We may not be able to extend our existing long-term supply contracts or enter into new ones, and our existing supply contracts may contain certain provisions that may reduce protection from short-term coal price volatility, which could adversely affect the profitability of our operations.
We sell a significant portion of our coal under long-term coal supply agreements (contracts with a term greater than 12 months). The execution of a satisfactory long-term coal supply agreement is frequently the basis on which we undertake the development of coal reserves. However, in recent years, in part as a result of the volatility in coal prices, the percentage of our steam and metallurgical coal sales volume delivered pursuant to long-term contracts has declined. During 2014, approximately 38% and 57% of our steam and metallurgical coal sales volume, respectively, was delivered pursuant to long-term contracts, compared to approximately 45% and 69% in 2013 and approximately 52% and 77% in 2012. As of January 30, 2015, 18% of our planned shipments for 2015 were uncommitted. We may not be able to enter into coal supply agreements to sell this uncommitted production on terms, including pricing terms, as favorable to us as under our existing agreements. Further, our long-term contracts sometimes prevent us from capitalizing on more favorable market prices.
When our current contracts with customers expire or are otherwise renegotiated, our customers may decide to purchase fewer tons of coal than in the past or on terms, including pricing terms, that are not as favorable to us as the terms under our current agreements.
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
In addition, price adjustment, “price reopener” and other similar provisions in long-term supply contracts reduce the protection from short-term coal price volatility that these contracts have traditionally provided. Price reopener provisions are particularly common in international metallurgical coal sales contracts. Some of our coal supply contracts allow for the price to be renegotiated at periodic intervals. Generally, price reopener provisions require the parties to agree on a new price based on the prevailing market price; however, some contracts provide that the new price is set between a pre-set “floor” and “ceiling.” In some cases, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract or litigation, the outcome of which would be uncertain. During periods of economic weakness, some of our customers experience lower demand for their products and services and may be unwilling to take all of their contracted tonnage or may request a lower price. Customers may make similar requests when market prices have dropped significantly, as has occurred recently. Any adjustment or renegotiation leading to a significantly lower contract price could result in decreased revenues. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.

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
Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls and local economic and political conditions. We derived 39% and 43% of our total revenues from coal sales made to customers outside the United States in 2014 and 2013, respectively.

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

•
various federal EPA initiatives, including a formal finding under the Clean Air Act that GHG emissions result in “endangerment” to public health and welfare, required annual reporting of GHG emissions; the final “tailoring rule” requiring certain large industrial facilities, including power plants, to obtain permits to emit, and to use best available control technology to curb emissions of, GHGs; a September 2013 proposed rule to impose federal limits on GHG emissions from new power plants; and a June 2014 proposed rule to impose federal limits on GHG emissions from existing, modified and reconstructed power plants, which is known as EPA’s Clean Power Plan;

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

However, any regulatory controls on GHG emissions have and are likely to continue to impose significant costs on many coal-fired power plants and industrial boilers, which may make them unprofitable, as discussed above. For example, if the EPA’s current rule proposal on carbon dioxide emissions becomes final, the construction of new coal-fired power plants may be economically unfeasible using currently available technology. Accordingly, some existing power generators are switching to other fuels that generate fewer emissions, some power plants have closed and others are scheduled to close, and fewer coal-fired plants are being constructed, all of which reduce demand for coal and the amount of coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.
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

Our customers’ operations are subject to extensive environmental laws and regulations relating to the regulation of emissions and discharges; the storage, treatment and disposal of wastes; and other operational permits. In particular, the Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements will or may become effective in coming years, including:

•	implementation of the current and more stringent proposed ambient air quality standards for sulfur dioxide, nitrogen oxides, particulate matter and ozone;

•	implementation of the EPA’s Cross-State Air Pollution Rule to significantly reduce nitrogen oxide and sulfur dioxide emissions from power plants in 28 states;

•
implementation of the EPA’s December 2011 Mercury and Air Toxics Standards, which impose stringent limits on emissions of mercury and other toxic air pollutants from electric power generators and are being phased in generally over four years; and

•	more stringent EPA regulations governing management and disposal of coal ash.

See Item 1. “Business - Environmental and Other Regulatory Matters.”
These environmental laws and regulations impose significant costs on our customers, which are increasing as their requirements become more stringent. These costs make coal more expensive to use and make it a less attractive fuel source of energy for our customers. Accordingly, some existing power generators are switching to other fuels that generate fewer emissions, some power plants have closed and others are scheduled to close, and fewer coal-fired plants are being constructed, all of which reduce demand for coal and the amount of coal that we sell and the prices that we receive for it, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.
We are subject to a number of lawsuits relating to the explosion at the Upper Big Branch mine, which, depending on the outcome, could have adverse financial effects or cause reputational harm to us.

A number of legal actions are pending relating to past safety conditions at former Massey mines, the April 2010 explosion at the Upper Big Branch mine, which we refer to as the UBB explosion, and other related matters, including accusations of securities fraud. Although we have settled or otherwise resolved a number of these matters, a number of legal actions remain outstanding (see “Legal Proceedings”), and it is possible that other actions may be brought in the future.

In addition, several former Massey employees have been convicted of or charged with federal criminal charges. Massey’s former officers, directors and employees may continue to be subject to future actions and claims. Under the merger agreement with Massey, we agreed to leave in place and not modify provisions contained in the organizational documents of Massey and its subsidiaries and certain related indemnification agreements that grant, subject to certain conditions, rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the Massey acquisition and related rights to the advancement of expenses in favor of any current or former director, officer, employee or agent of Massey.
The outcomes of these pending and potential cases and claims are uncertain. Depending on the outcomes, these actions could have adverse financial effects or cause reputational harm to us. We may not resolve these actions favorably, may agree to settle or may not be successful in implementing remedial safety measures that may be imposed as a result of some of these actions and/or investigations.
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

•
MSHA and the state of West Virginia have implemented and proposed changes to mine safety and health requirements to impose more stringent health and safety controls, enhance mine inspection and enforcement practices, increase sanctions, and expand monitoring and reporting; and

•
as described above, more stringent regulation of GHG emissions is being considered that, if expanded to cover coal mining, could increase our costs, require additional controls, or compel us to limit our current operations, particularly at our underground coal mines.

In addition, these laws and regulations require us to obtain numerous governmental permits (described in more detail below). Federal and state authorities also inspect our operations, and in response to the UBB explosion, federal and West Virginia authorities conducted special inspections of coal mines. We expect the heightened inspection intensity to continue.
We incur substantial costs to comply with the laws, regulations and permits that apply to our mining and other operations, and to address the outcome of inspections. The required compliance and actions are often time-consuming and may delay commencement or continuation of exploration or production. In addition, due in part to the extensive and comprehensive regulatory requirements, violations of laws, regulations and permits occur at our operations from time to time and may result in significant costs to us to correct the violations, as well as substantial civil or criminal penalties and limitations or shutdowns of our operations. For example, in December 2011, we entered into a comprehensive settlement with MSHA in which we resolved various outstanding MSHA civil citations, violations and orders related to the UBB explosion and other matters for approximately $34.8 million (see “Legal Proceedings”). Additionally, in March 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S Department of Justice and three states regarding claims under the Clean Water Act, pursuant to which we paid $27.5 million in civil penalties. Under the Consent Decree, we also agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. We expect to make capital expenditures of approximately $163.4 million over the course of the period from 2015 through 2018 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree. For more information concerning certain violations that have occurred, see Exhibit 95 to this Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our operations currently use and have used in the past hazardous materials, and from time to time we generate and have generated in the past limited quantities of hazardous wastes. We may be subject to claims under federal or state law for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater and other natural resources. (For example, see Item 1 “Business - Environmental and Other Regulatory Matters” for a discussion of Superfund and RCRA matters.) Such claims may arise out of current or former conditions at sites that we own or operate currently, as well as at sites that we and our acquired companies owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.
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

In particular, certain of our activities require a Section 404 dredge and fill permit from the Army Corps of Engineers (the “COE”). In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. The COE has taken action to restrict the availability of its Nationwide Permit 21 and the United States Court of Appeals for the Sixth Circuit has invalidated the Nationwide Permit 21 permits issued in 2007. In addition, the EPA and the COE have jointly announced a new proposed rulemaking that would further expand the circumstances when a Section 404 permit is needed. Increasingly stringent requirements governing coal mining also are being considered or implemented under the Surface Mining Control and Reclamation Act, the National Pollution Discharge Elimination System permit process, and various other environmental programs. It is unclear what impact these and other developments may have on the types of conditions or restrictions that will be imposed on our future applications for surface coal mining permits and surface facilities at underground mines.

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
The United States Congress continues to consider reform of the Internal Revenue Code. If the percentage depletion tax benefit is reduced or eliminated, our cash flows, results of operations or financial condition could be materially impacted.
Risks Relating to Our Operations
A decline in demand for metallurgical coal would limit our ability to sell our high quality steam coal as higher priced metallurgical coal, which would reduce our revenues and profitability, and could affect the economic viability of some of our mines with higher operating costs.
We are able to mine, process and market some of our coal reserves as either metallurgical coal or high quality steam coal. In deciding our approach to these reserves, we assess the conditions in the metallurgical and steam coal markets, including factors such as the current and anticipated future market prices of steam coal and metallurgical coal, the generally higher price of metallurgical coal as compared to steam coal, the lower volume of saleable tons that results when producing coal for sale in the metallurgical market rather than the steam market, the increased costs of producing metallurgical coal, the likelihood of being able to secure a longer term sales commitment for steam coal and our contractual commitments to deliver different types of coal to our customers. A decline in demand for metallurgical coal relative to steam coal could cause us to shift coal from the metallurgical market to the steam market, thereby reducing our revenues and profitability.
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
A majority of our coal mining in our eastern operations is conducted in underground mines, with the balance at surface mines. Our coal production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we have experienced in the past and may experience in the future include:

•
changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit (for example, we limited production at our Emerald longwall mine located in Pennsylvania due to geologic conditions in 2014 and expect to cease mining activities there by the end of 2015);

•	mining, processing and loading equipment failures and unexpected maintenance problems;

•	limited availability or increased costs of mining, processing and loading equipment and parts and other materials from suppliers;

•	difficulties associated with mining under or around surface obstacles;

•
the proximity to and availability, reliability and cost of transportation facilities (for example, rail underperformance during 2014 adversely impacted shipping volumes across all regions, particularly in the Powder River Basin);

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

Our ability to operate our business and implement our strategies depends in part on the efforts of our executive officers and other key employees. In addition, our business depends on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our executive officers or other key employees or the inability to attract or retain other qualified personnel in the future could have a material adverse effect on our business or business prospects.

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

We contribute to a multi-employer defined benefit pension plan administered by a joint board of union- and employer-appointed tustees. In the event of a partial or complete withdrawal by us from a multi-employer plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. If any other contributing employer withdraws from an underfunded plan, and that employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of the plan’s unfunded vested benefits, which would increase our liability in the case of withdrawal by contributing subsidiaries.

The Pension Protection Act of 2006 (“PPA”) requires a minimum funding ratio of 80% be maintained for a multi-employer plan, and the plan’s funded status is reviewed by a certifying actuary. If the plan is determined to have a funding ratio of less than 80%, it will be deemed to be “seriously endangered”, and if less than 65%, it will be deemed to be “critical”. In either case, it will be subject to additional funding requirements. In October 2014, we received notice that the plan was considered to be in critical status for the plan year beginning July 1, 2014, and the plan was projected to have an accumulated funding deficiency for the 2018 plan year. Pursuant to the PPA, participating employers were assessed a 5% surcharge on their contractual contribution rate. The plan is also subject to a funding improvement plan. The goals of the funding improvement plan are to improve the funded status and to avoid an accumulated funding deficiency for all plan years in the funding improvement period. The funding improvement plan provides increased contribution rates beginning in 2017. The increase in contribution rates could be substantial, which could have a material effect on our financial condition, results of operations and cash flows.

Our defined benefit pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor defined benefit pension plans in the United States for certain salaried and non-union hourly employees. For these plans, the PPA generally establishes a funding target of 100% of the present value of accrued benefits. Generally, a plan with a funding ratio below the prescribed target is subject to additional contributions requirements (amortization of funding shortfalls). Furthermore, any plan with a funding ratio of less than 80% will be deemed at risk and will be subject to even higher funding requirements. In addition, the value of existing assets held in our pension trust is affected by changes in the economic environment. The volatile financial markets in 2008 and 2009 caused investment income and the value of the investment assets held in our pension trust to decline. As a result, depending on economic recovery and growth in the value of our invested assets, we may be required to make significant cash contributions into the pension trust in order to comply with the funding requirements of the PPA, which could have a material effect on our financial condition, results of operations and cash flows. In 2014, we contributed $5.5 million to our pension plans. We currently do not expect to make any material contributions in 2015 for our defined benefit retirement plans to maintain a funding ratio of at least 80%.

As of December 31, 2014, our annual measurement date, our defined benefit pension plans were underfunded by $195.1 million. These defined benefit pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”), has the authority to terminate an underfunded defined benefit pension plan under limited circumstances. If our U.S. defined benefit pension plans are terminated for any reason while the plans are underfunded, we may incur a liability to the PBGC that could exceed the entire amount of the underfunding, which could have a material effect on our financial condition, results of operations and cash flows.

Expenditures for certain employee benefits could be materially higher than we have anticipated, which could increase our costs and adversely affect our financial results.

We are responsible for certain long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. The unfunded status (the excess of projected benefit obligation over plan assets) of these obligations as of December 31, 2014, as reflected in Note 20 to our Consolidated Financial Statements, included $1,064.0 million of postretirement obligations, $219.7 million of defined benefit pension and supplemental employee retirement plan obligations, $149.4 million of self-insured workers’ compensation obligations and $158.6 million of self-insured black lung obligations. These obligations have been estimated based on assumptions including actuarial estimates, discount rates, estimates of mine lives, expected returns on pension plan assets and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

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

The SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as deep mining. We accrue for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities total $640.5 million as of December 31, 2014, are based upon permit requirements and our historical experience, and depend on a number of variables that are based on assumptions and estimation and therefore may be subject to change, including the estimated future asset retirement costs and the timing of such costs, estimated proven reserves, assumptions involving profit margins of third party contractors, inflation rates and discount rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results and financial position could be adversely affected. In addition, significant changes from period to period could result in significant variability in our operating results, which could reduce comparability between periods and impact our compliance with our covenants under our financing arrangements and our liquidity.

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
Approximately 87% of our 2014 coal production came from mines operated by union-free employees, and approximately 89% of our workforce is union-free, as of December 31, 2014. However, under the National Labor Relations Act, employees have the right at any time to form or affiliate with a union. Any further unionization of our employees or the employees of third-party contractors who mine coal for us could adversely affect the stability of our production and reduce our profitability.

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
In 2014, 65% of our produced and processed coal volume was transported from the load-out or preparation plant to the customer by rail. From time to time, and most recently in 2014, we have experienced deterioration in the reliability of the service provided by rail carriers, which increased our internal coal handling costs and adversely impacted shipping volumes. If there is future deterioration in the rail transportation services we use and we are unable to find alternatives, our business could be adversely affected. Some of our operations are serviced by a single rail carrier. Due to the difficulty in arranging alternative transportation, these operations are particularly at risk to disruptions, capacity issues or other difficulties with that carrier’s transportation services, which could adversely impact our revenues and results of operations.
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
We sold 0.8 million tons of coal purchased from third parties during 2014, representing approximately 0.9% of our total coal sales volume during 2014. The majority of the coal that we purchase from third parties is blended with coal produced from our mines prior to resale, and we also process a portion of the coal that we purchase from third parties prior to resale. The availability of the coal we purchase may decrease and prices may increase as a result of, among other things, changes in overall coal supply and demand levels, consolidation in the coal industry and new laws or regulations. Disruption in our supply of purchased coal could impair our ability to fill our customers’ orders or require us to pay higher prices to obtain the required coal from other sources. Any increase in the prices we pay for purchased coal could increase our costs and therefore lower our earnings.
Past and future strategic transactions, including acquisitions, involve a number of risks, any of which could result in a material adverse effect on our business, financial condition or results of operations.

Historically, our success has depended in part on our ability to identify, negotiate, complete and integrate strategic transactions. In recent years, we have completed several strategic transactions, including significant acquisitions, joint ventures and investments. We expect to continue to consider other strategic transactions in the future, including the acquisition or disposition of coal mining and related infrastructure assets and interests in coal mining companies, and acquisitions or dispositions of, or combinations or other strategic transactions involving companies with coal mining or other energy assets. Our ability to complete these transactions is subject to the availability of attractive opportunities, including potential acquisition targets that can be successfully integrated into our existing business and provide us with complementary capabilities, products or services on terms acceptable to us, as well as general market conditions, among other things.

Risks inherent in these strategic transactions include:

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

The ultimate success of any strategic transaction we undertake will depend in part on our ability to continue to realize the anticipated synergies, business opportunities and growth prospects from those transactions. We may not be able to successfully integrate the companies, businesses or properties that we acquire, invest in or partner with. Problems that could arise from the integration of the acquired business may involve:

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

Moreover, any strategic transaction we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future transactions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions. Further, acquisition accounting rules require changes in certain assumptions made subsequent to the measurement period as defined in current accounting standards, to be recorded in current period earnings, which could affect our results of operations.

We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit our ability to utilize our significant tax net operating loss carryforwards fully or maintain our deferred tax assets.

As a result of our recent losses, we have recorded deferred tax assets. Certain circumstances, including our failing to generate profits in the foreseeable future, could limit our ability to fully utilize these deferred tax assets. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. For example, we recorded increases of $269.1 million to our deferred tax asset valuation allowance during the year ended December 31, 2014, the majority of which was recorded through income tax expense. At December 31, 2014, a valuation allowance of $563.1 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

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

We enter into hedging arrangements, primarily financial swap contracts, for a portion of our anticipated diesel fuel needs and a portion of our indexed coal sales agreements. As of December 31, 2014, we had financial swap contracts with respect to approximately 43% and 5% of our calendar year 2015 and 2016 expected diesel fuel needs, respectively. While our hedging strategy provides us protection in the event of price increases in the case for diesel fuel and price decreases in the case of coal, it may also prevent us from participating in beneficial price changes. If prices for diesel fuel decrease significantly below our diesel swap prices or increase significantly above our coal swap prices, it could have a material effect on our financial condition, result of operations and cash flows. We are also exposed to counterparty risk related to our swap counterparties.

Risks Relating to Our Liquidity

Our substantial indebtedness exposes us to various risks.

At December 31, 2014, we had $4,019.1 million of indebtedness outstanding before discounts applied for financial reporting, representing 57% of our total capitalization, of which $559.1 million will mature in the next three years. In addition, at December 31, 2014, we had $177.2 million of letters of credit outstanding under our credit facility, and $35.0 million letters of credit outstanding under our accounts receivable securitization facility.

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

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facility, will be at variable rates of interest;

•	expose us to the risk of foreclosure on substantially all of our assets and those of most of our subsidiaries, which secure certain of our indebtedness if we default on payment;

•	make us more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and

•
result in a downgrade in the credit rating of our indebtedness, which could harm our ability to incur additional indebtedness and result in more restrictive borrowing terms, including increased borrowing costs and more restrictive covenants, all of which could affect our internal cost of capital estimates and therefore impact operational and investment decisions.

Our ability to meet our debt service obligations will be dependent on our future cash flow from operations and our ability to restructure or refinance our debt, which will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, and the terms of existing or future debt instruments may restrict us from adopting some of these alternatives.

Continuing pressure on our business, cash flow and liquidity could materially and adversely affect our ability to fund our business operations or react to and withstand current market and industry conditions. Additional sources of funds may not be available.

A significant source of liquidity is our cash balances and marketable securities. Due to significant pressure on our business and current market conditions facing the coal industry, we have experienced losses of $875.0 million and $1,113.5 million in 2014 and 2013, respectively, and cash outflows from operations of $283.9 million in 2014. We expect to continue to experience operating losses and cash outflows from operations in the coming quarters, until the coal industry stabilizes. We have taken steps to reduce the cash outflow from operations in the near term through a realignment of our cost structure and anticipated reductions in production volumes, but these actions will not entirely address our cash outflows from operations. Access to additional funds from liquidity-generating transactions or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including our credit rating and covenant restrictions in our credit facility and indentures. Any downgrade of our credit ratings by S&P or Moody’s could further restrict our ability to access additional capital. A further downgrade could also affect the price of our publicly traded securities and the terms under which our customers and suppliers would be willing to continue to do business with us.

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

We may incur more secured or unsecured debt which could further exacerbate the risks associated with our significant indebtedness.

We may incur additional secured or unsecured indebtedness in the future under the terms of our credit facility and the indentures governing our debt securities, subject to compliance with certain financial covenants. Our credit facility provides for a revolving line of credit of up to $894.0 million, with no borrowings outstanding as of December 31, 2014. The addition of new debt to our current debt levels could increase the related risks that we now face. Additional drawings under our revolving line of credit could also limit the amount available for letters of credit in support of bonding obligations for our mines.

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

Operating results below current levels, or at current levels for an extended period of time, or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our covenants and payment obligations contained in our credit facility and the indentures governing our notes. If we violate these covenants or obligations under any of these agreements and are unable to obtain waivers from our lenders, our debt under all of these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our business, financial condition, results of operations and cash flows could be materially and adversely affected. Covenants that must be met for us to be able to access available capacity under our credit facility include, as of the end of any fiscal quarter, the maintenance of $300 million of liquidity and compliance with a leverage ratio that compares outstanding first lien secured indebtedness to Adjusted EBITDA. If we are unable to access undrawn capacity when we need it, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The need to maintain capacity for required letters of credit could limit our available borrowing capacity under our credit facilities, limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements.
At December 31, 2014, we had $212.2 million of letters of credit outstanding under our credit facility and A/R Facility (as defined below). These outstanding letters of credit supported workers’ compensation bonds, coal mining reclamation obligations, UMWA retiree health care obligations, and other miscellaneous obligations. Our credit facilities provide for revolving commitments of up to $894.0 million, all of which can be used to issue letters of credit. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under our current or future credit facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements. Moreover, if we do not maintain sufficient borrowing capacity under our credit facilities for additional letters of credit, we may be unable to provide financial assurance for our mining operations.
Failure to obtain or renew surety bonds on acceptable terms or maintain self-bonding status could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease coal.
Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds, may demand less favorable terms upon renewal or may impose new or increased collateral requirements. We also maintain self-bonding in certain states, subject to meeting certain financial measures, the elements of which are subject to interpretation. The relevant state regulators may determine that we are no longer eligible for self-bonding status, which would require us to acquire additional surety bonds from third parties. Those events could result from a variety of factors including, without limitation:

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
Sales of substantial amounts of our common stock in the open market and the availability of those shares for sale could adversely affect the price of our common stock. In addition, future issuances of equity securities, including issuances pursuant to outstanding stock-based awards under our long-term incentive plans or the conversion of convertible notes, could dilute the interests of our existing stockholders and could cause the market price for our common stock to decline. We may issue equity or equity-linked securities in the future for a number of reasons, including to finance our operations and business strategy, adjust our ratio of debt to equity, satisfy claims or obligations or for other reasons. The price of our common stock could also be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock and our convertible notes.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid a cash dividend, and we do not intend to pay cash dividends on our common stock in the foreseeable future. If we were to decide in the future to pay dividends, our ability to do so would be dependent on the ability of our subsidiaries to make cash available to us, by dividend, debt repayment or otherwise. Our ability to pay dividends is limited by restrictions in our credit facility.

The closing market price of our common stock has recently declined significantly. If the average closing price of our common stock declines to less than $1.00 over 30 consecutive trading days, our common stock could be delisted from the NYSE or trading could be suspended.

Our common stock is currently listed on the NYSE. In order for our common stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period. A renewed or continued decline in the closing price of our common stock on the NYSE could result in a breach of these requirements. Although we would have an opportunity to take action to cure such a breach, if we did not succeed, the NYSE could commence suspension or delisting procedures in respect of our common stock. The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of our common stock to investors and cause the trading volume of our common stock to decline, which could result in a further decline in the market price of our common stock.

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

On December 30, 2014, we announced that our subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The assets, which included ten mines and four preparation plants and loadouts, were located in Cambria, Centre, Clearfield, Elk, Greene, Indiana and Somerset counties, Pennsylvania and included approximately 101.2 million tons of reserves, of which approximately 65.6 million tons were unassigned and 85.9 million tons were metallurgical reserves.

We estimate that, as of December 31, 2014, we owned or leased total proven and probable coal reserves of approximately 3,952.7 million tons. We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserves are one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Of the 3,952.7 million tons, approximately 1,917.3 million tons were assigned reserves that we expect to be mined in future operations. Approximately 2,035.3 million tons were unassigned reserves that we are holding for future development. All of our reserves in Wyoming are assigned. Approximately 70% of our reserves are classified as high Btu coal (coal delivered with an average heat value of 12,500 Btu per pound or greater). Approximately 64% of our reserves have sulfur content of less than 1%.

As with most coal-producing companies that operate in Appalachia, the great majority of our Appalachian reserves are subject to leases from third-party landowners. These leases convey mining rights to the coal producer in exchange for a percentage of gross sales in the form of a royalty payment to the lessor, subject to minimum payments. Of our Appalachian reserve holdings at December 31, 2014, 651.1 million tons of reserves were owned and required no royalty or per-ton payment to other parties. Our remaining Appalachian reserve holdings at December 31, 2014, of 2,571.8 million tons were leased and require minimum royalty and/or per-ton payments.

Our mines in Wyoming are subject to federal coal leases that are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Each lease requires diligent development of the lease within ten years of the lease award with a required coal extraction of 1.0% of the reserves within that 10-year period. At the end of the 10-year development period, the mines are required to maintain continuous operations, as defined in the applicable leasing regulations. All of our federal leases are in full compliance with these regulations. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross proceeds on surface mined coal. Effective October 1, 2008, the Federal Government remits 48% of royalties, rentals and any lease bonus payments to the state of Wyoming. Of our Wyoming reserve holdings at December 31, 2014, 18.8 million tons of reserves are owned and require no royalty or per-ton payments. Our remaining Wyoming reserve holdings at December 31, 2014, of 681.3 million tons were leased and were subject to the terms described above.

Our idled mine in Illinois (“Wabash”) is subject to coal leases and requires payments of minimum royalties, payable in periodic installments. We expect to continue leasing these reserves until future development is feasible. Our reserve holdings attributable to Wabash at December 31, 2014 were 29.7 million tons.

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

The following table summarizes, by location, our proven and probable coal reserves as of December 31, 2014.

Reportable Segment	Coal Basin	Location	Total Recoverable Reserves Proven & Probable (1)	Proven Reserves	Probable Reserves
East	CAPP	Virginia, West Virginia, Kentucky	2,513.2	1,637.6	875.6
	NAPP	Pennsylvania	709.7	410.3	299.4
West	Powder River Basin	Wyoming	700.1	687.8	12.3
	Totals from active operations		3,923.0	2,735.7	1,187.3
	Percentages from active operations			70%	30%

N/A	Illinois Basin (4)	Illinois	29.7	21.5	8.2
	Total from all operations		3,952.7	2,757.2	1,195.5
	Percentage from all operations			70%	30%

The following table provides the “quality” (sulfur content and average Btu content per pound) of our proven and probable coal reserves by location as of December 31, 2014.

			Recoverable Reserves Proven & Probable (1)	Sulfur Content			Average BTU
Reportable Segment	Coal Basin	Location		<1%	1.0% - 1.5%	>1.5%	>12,500	<12,500
East	CAPP	Virginia, West Virginia, Kentucky	2,513.2	1,740.0	567.3	205.9	2,091.3	421.9
	NAPP	Pennsylvania	709.7	73.6	—	636.1	656.2	53.5
West	Powder River Basin	Wyoming	700.1	700.1	—	—	—	700.1
	Totals from active operations		3,923.0	2,513.7	567.3	842.0	2,747.5	1,175.5
	Percentages from active operations			64%	14%	22%	70%	30%

N/A	Illinois Basin (4)	Illinois	29.7	—	—	29.7	—	29.7
	Total from all operations		3,952.7	2,513.7	567.3	871.7	2,747.5	1,205.2
	Percentage from all operations			64%	14%	22%	70%	30%

The following table summarizes, by location, the tonnage of our coal reserves that is assigned to our operating mines, our property interest in those reserves and whether the reserves consist of steam or metallurgical coal, as of December 31, 2014.

			Recoverable Reserves Proven & Probable (1)
Reportable Segment				Total Tons		Total Tons
	Coal Basin	Location		Assigned (2)	Unassigned (2)	Owned	Leased	Coal Type (3)
			(In millions of tons)
East	CAPP	Virginia, West Virginia, Kentucky	2,513.2	1,161.4	1,351.7	267.3	2,245.9	Steam and Metallurgical
	NAPP	Pennsylvania	709.7	55.8	653.9	383.8	325.9	Steam and Metallurgical
West	Powder River Basin	Wyoming	700.1	700.1	—	18.8	681.3	Steam
	Total from active operations		3,923.0	1,917.3	2,005.6	669.9	3,253.1
	Percentage from active operations			49%	51%	17%	83%

N/A	Illinois Basin (4)	Illinois	29.7	—	29.7	—	29.7	Steam
	Total from all operations		3,952.7	1,917.3	2,035.3	669.9	3,282.8
	Percentage from all operations			49%	51%	17%	83%

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

ALPHA RESERVES, OPERATIONS AND HEADQUARTERS

POWDER RIVER BASIN
NORTHERN APPALACHIA
ILLINOIS BASIN
ALPHA HEADQUARTERS
CENTRAL APPALACHIA
N
S
E
W
0
185
370
740
1110
1 Inch = 370 Miles

The following maps show the locations of Alpha’s shipping points as of December 31, 2014:

NORTHERN APPALACHIA

N
W
E
S
OHIO
Pittsburgh
PENNSYLVANIA
Emerald Plant
Cumberland Plant & Loadout
LEGEND:
Alpha Shipping Point
City
Scale : 1" = 54 Miles
MARYLAND
WEST VIRGINIA

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of our common stock

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock reported in the New York Stock Exchange consolidated tape under the symbol “ANR”.

2014	High	Low
First Quarter	$7.26	$4.20
Second Quarter	$4.88	$3.20
Third Quarter	$4.01	$2.26
Fourth Quarter	$2.91	$1.49

2013	High	Low
First Quarter	$10.74	$7.37
Second Quarter	$8.40	$4.82
Third Quarter	$6.94	$4.78
Fourth Quarter	$8.30	$5.52

As of December 31, 2014, there were 5,268 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Dividend Policy

We have never declared or paid a cash dividend on our common stock. Our ability to pay dividends is limited by restrictions in our credit facility and indentures.

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

The graph assumes that:

•	you invested $100 in Alpha common stock and in each index at the closing price on December 31, 2009;

•	all dividends were reinvested; and

•	you continued to hold your investment through December 31, 2014.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$-
12/31/09
12/31/10
6/1/11
12/31/11
12/31/12
12/31/13
12/31/14
Alpha Natural Resources
S&P 500
S&P 400
Russell 3000
Bloomberg US Coal Index

 ________________________
* $100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

	12/31/2009	12/31/2010	6/1/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Alpha Natural Resources	$100.00	$138.38	$123.10	$47.10	$22.45	$16.46	$3.85
S&P 500	$100.00	$112.78	$117.89	$112.78	$127.90	$165.76	$184.64
S&P 400	$100.00	$124.85	$134.22	$120.98	$140.43	$184.75	$199.88
Russell 3000	$100.00	$114.75	$120.47	$113.70	$129.59	$169.69	$187.42
Bloomberg US Coal Index	$100.00	$132.42	$126.82	$70.52	$49.78	$47.90	$34.45

Repurchase of Common Stock

On August 22, 2011, the Board of Directors authorized a share repurchase program, which permitted the repurchase of up to $600 million of our common stock from time to time, as market conditions warranted. This program expired on December 31, 2014.

The following table summarizes information about shares of common stock that were repurchased during the fourth quarter of 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2014 through October 31, 2014	1,950	$2.18	—	$—
November 1, 2014 through November 30, 2014	1,964	$1.96	—	$—
December 1, 2014 through December 31, 2014	27,021	$2.27	—	$—
	30,935		—	$—

(1)
In November 2008, the Board of Directors authorized us to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended December 31, 2014, the Company issued 61,541 shares of common stock to employees upon vesting of restricted stock units and repurchased 30,935 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

(2)	On August 22, 2011, the Board of Directors authorized the company to repurchase up to $600 million of common shares. The program expired on December 31, 2014.

Item 6. Selected Financial Data

The following table presents selected financial and other data for the most recent five fiscal periods. The selected financial data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012 have been derived from the audited Consolidated Financial Statements and related Notes thereto of Alpha Natural Resources, Inc. and subsidiaries included elsewhere in this Annual Report on Form 10-K. You should read the following table in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

On June 1, 2011, we completed our acquisition of Massey Energy Company (“Massey”). Our consolidated results of operations for the year ended December 31, 2011 include Massey’s results of operations for the seven month period from June 1, 2011 through December 31, 2011. Our consolidated results of operations for the years ended December 31, 2010 do not include amounts related to Massey’s results of operations.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results of operations.

	Alpha Natural Resources, Inc. and Subsidiaries Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Statements of Operations Data:
Revenues:
Coal revenues	$3,724,441	$4,257,981	$6,015,696	$6,189,434	$3,497,847
Freight and handling revenues	480,841	557,846	761,928	662,238	332,559
Other revenues (1)	81,796	137,681	197,260	256,009	86,750
Total revenues	4,287,078	4,953,508	6,974,884	7,107,681	3,917,156

Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	3,381,075	3,980,744	5,004,516	5,080,921	2,566,825
Freight and handling costs	480,841	557,846	761,928	662,238	332,559
Other expenses (1)	67,412	165,485	45,432	142,709	65,498
Depreciation, depletion and amortization	750,776	865,021	1,037,575	770,769	370,895
Amortization of acquired intangibles, net	39,206	5,056	(70,338)	(114,422)	226,793
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately above)	152,106	158,987	209,788	382,250	180,975
Asset impairment and restructuring	24,872	37,273	1,068,906	—	—
Goodwill impairment	308,651	253,102	1,713,526	802,337	—
Total costs and expenses	5,204,939	6,023,514	9,771,333	7,726,802	3,743,545
(Loss) income from operations	$(917,861)	$(1,070,006)	$(2,796,449)	$(619,121)	$173,611

(Loss) income from continuing operations before income taxes (2)	$(930,252)	$(1,330,048)	$(2,987,144)	$(766,448)	$101,436
(Loss) income from continuing operations (3)	$(874,961)	$(1,113,498)	$(2,437,148)	$(730,542)	$97,218

	Years Ended December 31,
	2014	2013	2012	2011	2010
(Loss) Earnings Per Share Data:
Basic (loss) earnings per common share:
(Loss) earnings from continuing operations attributable to Alpha Natural Resources, Inc.	$(3.95)	$(5.04)	$(11.06)	$(4.06)	$0.81
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	—	—	—	—	(0.01)
Net (loss) income per basic share attributable to Alpha Natural Resources, Inc.	$(3.95)	$(5.04)	$(11.06)	$(4.06)	$0.80

Diluted (loss) earnings per common share:
(Loss) income from continuing operations attributable to Alpha Natural Resources, Inc.	$(3.95)	$(5.04)	$(11.06)	$(4.06)	$0.80
Loss from discontinued operations attributable to Alpha Natural Resources, Inc.	—	—	—	—	(0.01)
(Loss) income per diluted share attributable to Alpha Natural Resources, Inc.	$(3.95)	$(5.04)	$(11.06)	$(4.06)	$0.79

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data (at period end):
Cash and cash equivalents	$741,186	$619,644	$730,723	$585,882	$554,772
Working capital	$866,765	$745,609	$1,110,614	$638,827	$928,691
Total assets (4)	$10,736,148	$11,799,258	$13,089,806	$16,594,045	$5,179,283
Notes payable and long-term debt, including current portion, net (5)	$3,897,770	$3,427,603	$3,386,052	$2,968,081	$754,151
Stockholders’ equity (6)	$2,986,800	$4,071,866	$4,967,815	$7,375,044	$2,656,036
Statement of cash flows data:
Net cash (used in) provided by:
Operating activities	$(283,859)	$109,018	$518,419	$686,637	$693,601
Investing activities	$(1,651)	$(290,657)	$(672,976)	$(1,147,007)	$(508,497)
Financing activities	$407,052	$70,560	$299,398	$491,480	$(96,201)
Capital expenditures	$(185,038)	$(215,661)	$(402,377)	$(528,586)	$(308,864)

(1)
Other revenues for 2011 include $127.2 million related to derivative contracts accounted for at fair value. Other expenses for 2013 includes $109.5 million related to contractual settlements and legal matters.

(2)
Income (loss) from continuing operations before income taxes for 2014 includes $256.3 million of gains on sales of equity method investments and gains from sales of marketable equity securities of $17.9 million. See Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)
Income (loss) from continuing operations for 2011 includes the following significant amounts from the Massey Acquisition: Total revenues-$1.9 billion; Cost of coal sales-$1.9 billion; Depreciation, depletion and amortization-$397.7 million; and Amortization of acquired intangibles, net-($216.2) million.

(4)
Total assets as of December 31, 2011 included the impact of the addition of the following significant assets acquired in the Massey Acquisition: $6.4 billion of owned and leased mineral rights; $1.7 billion of property and equipment; and $2.7 billion of goodwill.

(5)	Long-term debt, including current portion and debt discount as of December 31, 2011 includes $628.2 million, net of debt discount, assumed in the Massey Acquisition.

(6)	Stockholders’ equity as of December 31, 2011 includes approximately $5.7 billion related to the issuance of common shares and other equity consideration for the Massey Acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are one of America’s premier coal suppliers, ranked second largest among publicly traded U.S. coal producers as measured by consolidated 2014 revenues of $4.3 billion. We are the nation’s leading supplier and exporter of metallurgical coal for use in the steel-making process and a major supplier of thermal coal to electric utilities and manufacturing industries across the country as well as an exporter of thermal coal. As of December 31, 2014, we operate 60 mines and 22 coal preparation facilities in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 8,900 employees.

We produce, process, and sell steam and metallurgical coal from mines and coal preparation facilities located throughout Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which we process and/or blend with coal produced from our mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coals separately. Our sales of steam coal in 2014, 2013 and 2012 accounted for approximately 78%, 77% and 81%, respectively, of our annual coal sales volume, and our sales of metallurgical coal in 2014, 2013 and 2012, which generally sells at a premium over steam coal, accounted for approximately 22%, 23% and 19%, respectively, of our annual coal sales volume.

Our sales of steam coal during 2014, 2013 and 2012 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal during 2014, 2013 and 2012 were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia, South America and Africa. Approximately 39%, 43% and 42% of our total revenues in 2014, 2013 and 2012, respectively, were derived from sales made to customers outside the United States, primarily in the Netherlands, Italy, Turkey, United Kingdom, Brazil, and India.

In addition, we generate other revenues from equipment and parts sales and repair, Dry Systems Technologies equipment and filters, rentals, commissions, terminal and processing fees, coal and environmental analysis fees, royalties and the sale of natural gas. We also record revenue for freight and handling charges incurred in delivering coal to certain customers, for which we are reimbursed by our customers. As such, freight and handling revenues are offset by equivalent freight and handling costs and do not contribute to our profitability.

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

Business Developments

On December 30, 2014, we announced that our subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The transaction included total consideration of approximately $87.2 million, including gross cash proceeds of approximately $75.1 million and the assumption of certain liabilities. The assets, which include ten mines and four preparation plants and loadouts, were located in Pennsylvania. We recognized a gain of approximately $9.8 million on the transaction. Total 2014 AMFIRE coal sales volumes were approximately 2.3 million tons, including 1.6 million tons of metallurgical coal.
On July 31, 2014, Worker Adjustment and Retraining Notification (“WARN”) Act notices were delivered to employees of 11 surface mining operations in West Virginia, along with preparation plants and other support operations.The decision to idle these operations was made in response to persistent weakness in U.S. and overseas coal demand, depressed price levels and government regulations that are causing electric utilities to close and forego new construction of coal-fired power plants. Following an evaluation of cost structures, including wages and benefits, as well as an assessment of forecasts for customer commitments and anticipated pricing, on September 26, 2014, we announced the closing of two mines included in the July 31, 2014 WARN notices. These mines shipped approximately 1.5 million tons of steam and metallurgical coal during the first three quarters of 2014. Additionally, we announced that one of the 11 mines will continue to operate as usual. The WARN notices for the remaining eight mines were extended to the end of November 2014 or within the following two week period and then expired. On January 30, 2015, we announced WARN notices for five operations that were included in the July 31, 2014 WARN notices. We plan to idle three mines and reduce the workforce at two mines and one additional operation in West Virginia. The mine idlings and workforce reduction are expected to be completed by April 2015. The mines being idled pursuant to the January 30, 2014 WARN notices produced approximately 1.5 million tons of steam coal in 2014. Both domestic shipments and shipments to Europe from Central Appalachia are expected to be reduced in connection with the closing of these operations. We will continue to evaluate our operations and cost structure and we will continue to take actions to respond quickly to changing and challenging market conditions, including a reduction of SG&A and overhead costs throughout the organization.
In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon the price of Rice Energy’s common stock in its initial public offering. On January 29, 2014, Rice Energy completed its initial public offering, and on the same date, issued approximately 9.5 million shares of common stock, and paid $100.0 million in cash, to us. We recognized a gain of $250.3 million. In 2014, we sold approximately 3.5 million shares of Rice Energy common stock for $90.9 million of cash and recorded a gain of $17.9 million. As of December 31, 2014, the fair value of the remaining approximately 6.0 million shares was $126.8 million, which is included in other long-term assets in the Consolidated Balance Sheet.

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
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. On November 26, 2014, the Consent Decree was approved by the Court and the civil penalties were subsequently paid. We expect to make capital expenditures of approximately $163.4 million over the course of the period from 2015 through 2018 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.
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
The Emerald longwall mine located in Pennsylvania will operate only through the second panel in district D. Emerald will be conducting development work with minimal production during the first quarter of 2015, likely resulting in higher overall eastern cost of coal sales per ton during that period. We now expect Emerald to cease production near the end of 2015.
We performed an interim impairment test as of June 1, 2014 for our goodwill due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our Eastern Coal Operations may have been below its carrying value. As a result, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of goodwill to its estimated implied value for a reporting unit in our Eastern Coal Operations. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
During the twelve months ended December 31, 2013, we tested our long-lived assets and goodwill for impairment due to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates. We recorded $253.1 million in goodwill impairment expense related to a reporting unit in our Eastern Coal Operations. Additionally, during 2013, we curtailed production at certain mines located in West Virginia and announced a plan to further reduce operating and support expenses by approximately $200.0 million annually in response to weak market conditions and recorded asset impairment and restructuring expenses of $37.3 million, of which $15.8 million was for severance and related benefits, $9.6 million for professional fees and other expenses, $1.9 million for other asset impairment expenses and $10.0 million of reserves for assets that may not be recoverable in the future. See Note 10 and Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K relating to asset impairment and restructuring expenses and goodwill impairment, respectively.
In July 2013, production was suspended at our Cumberland mine due to adverse geological conditions in the mine’s headgate area. In August 2013, production resumed. The longwall production outage and a longer than scheduled longwall move at the Cumberland mine is estimated to have reduced 2013 Eastern steam coal shipments by approximately 700,000 tons.
Financing Activities
In September 2014, we entered into an amendment and extension of our fourth amended and restated credit agreement (as amended and restated, the “Credit Agreement” or the “Fifth Amended and Restated Credit Agreement”). Additionally, we

entered into a credit and security agreement (the “A/R Facility”) in which we may borrow cash or cause letters of credit to be issued, on a revolving basis, in an amount up to $200.0 million, subject to certain limitations.
In May 2014, we issued an aggregate principal amount of $500.0 million of 7.5% senior secured second lien notes due 2020 (the “New Secured Notes”). The New Secured Notes pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.
In May, 2014 we entered into a second amendment to the Fourth Amended and Restated Credit Agreement, which suspended the interest coverage ratio until the first quarter of 2016, replaced the senior secured leverage ratio with a first lien senior secured leverage ratio, reduced the size of the restricted payment basket, extended the minimum liquidity covenant through the end of 2015, increased by $400 million the amount of additional debt permitted to be incurred either pursuant to the “accordion” feature of the Fourth Amended and Restated Credit Agreement or a notes offering, and required the first $800 million of additional debt incurred pursuant to the accordion or a notes offering (including the debt represented by the New Secured Notes) to be unsecured debt or second lien secured debt.
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
In October 2013, we entered into an amendment to the Fourth Amended and Restated Credit Agreement which eliminated the interest coverage ratio through the end of 2014, and modified the interest coverage ratio from 2.00 to 1.25 during 2015 and from 2.00 to 1.50 during the first two quarters of 2016.
In May 2013, we entered into the Fourth Amended and Restated Credit Agreement dated as of May 22, 2013 (as amended, the “Fourth Amended and Restated Credit Agreement”), with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time, which amends and restates the Company’s Third Amended and Restated Credit Agreement, dated as of May 19, 2011, as amended June 26, 2012 (the “Third Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement included a $625.0 million senior secured term loan B facility (the “Term Loan Facility”), which matures on May 22, 2020. The proceeds of the Term Loan Facility were used to repay the entire $525.0 million aggregate principal amount of our outstanding obligations under our existing term loan A facility under the Third Amended and Restated Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes.
The principal changes to the Third Amended and Restated Credit Agreement effected by the Fourth Amended and Restated Amended and Restated Credit Agreement included increasing the existing senior secured revolving facility (the “Revolving Facility”) from $1.0 billion to $1.1 billion through its maturity date of June 30, 2016 and modifying the financial covenants. Simultaneously with our entry into the Fourth Amended and Restated Credit Agreement, we terminated the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011.
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

Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal

The global seaborne metallurgical coal market appears to have stabilized over the last several months, with the mid-volatile segment showing relative strength. The first quarter 2015 Australian mid-volatile benchmark increased by $1.50 per metric tonne to $116.50, while the Australian low volatile hard coking coal benchmark declined $2.00 per metric tonne to $117.00.

As a result of significant production increases during 2013 and 2014, Australian export volume increased significantly in 2014, leading to an oversupplied market amid slower growth in the Chinese steel industry. However, it appears that nearly all production expansion in Australia is completed, with expectation of limited export growth over the next two years. Previously announced global met production cuts and any future production cuts, combined with modest steel production growth, may create more balance to global supply and demand for metallurgical coal.

Alpha recently priced approximately five million tons of domestic metallurgical coal at premiums to average global price levels at the time of pricing. Our 2015 North American metallurgical coal pricing declined approximately $7 per ton compared to average domestic realizations in 2014. AMFIRE assets, which Alpha sold at the end of 2014, accounted for approximately 0.8 million tons of North American met shipments during 2014.

Thermal Coal

Recent price trends suggest that the thermal coal market will remain challenging for 2015. Price trends thereafter will be significantly influenced by the price of natural gas, the pace of economic growth, ongoing regulatory pressures on the domestic coal-fired utility fleet and the weather. Domestic utility inventory levels have approached normal levels from historic lows reached a few months ago. In addition, lower natural gas prices and muted demand for coal, as evidenced by lackluster request for proposal activity, have contributed to a continued weak pricing environment. Rail service in the west has improved meaningfully since October 2014.

After remaining reasonably stable for most of 2014, Northern Appalachia pricing has declined over the last three months, while the Central Appalachia and Powder River Basin regions experienced price declines throughout 2014.

Lastly, the seaborne thermal market declined significantly after the collapse in oil prices, with API2 spot pricing weakening below the break-even point for many suppliers.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Summary

Total revenues decreased $666.4 million, or 13%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $533.5 million, decreased freight and handling revenues of $77.0 million, and decreased other revenues of $55.9 million. The decrease in coal revenues was due primarily to lower western steam and metallurgical coal sales volumes and lower average coal sales realization per ton for eastern and western steam coal and metallurgical coal. The decrease in coal revenues consisted of decreased metallurgical coal revenues of $406.2 million and decreased steam coal revenues of $127.3 million. The decrease in freight and handling revenues was due primarily to decreased freight rates and fewer export shipments. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements.

Net loss decreased $238.5 million for the twelve months ended December 31, 2014 compared to the prior year period. The decrease was largely due to a decline of $784.7 million in certain operating costs and expenses, which is described below, increased other miscellaneous income, net, of $247.6 million, which includes a $250.3 million gain on sale of our 50% interest in the Alpha Shale J.V.; $17.9 million of gains on sales of marketable equity securities for the twelve months ended December 31, 2014, and decreased asset impairment and restructuring expenses of $12.4 million, partially offset by decreased coal and other revenues discussed above, a goodwill impairment expense of $308.6 million for the twelve months ended December 31, 2014, which increased $55.5 million compared to the prior year period, and decreased income tax benefits of $161.3 million.

The decrease in certain operating costs and expenses of $784.7 million consisted of decreased cost of coal sales of $599.7 million, or 15%, decreased depreciation, depletion and amortization expenses of $114.2 million, or 13%, decreased other expenses of $98.1 million, or 59%, and decreased selling, general and administrative expenses of $6.9 million, or 4%, partially offset by increased amortization of acquired intangibles, net of $34.2 million.

Coal sales volumes decreased 2.4 million tons, or 3%, compared to the prior year period. The decrease in coal sales volumes was due to decreases of 1.7 million tons and 1.6 million tons of western steam and metallurgical coal, respectively, partially offset by an increase of 0.9 million tons of eastern stream coal. The decrease in western steam coal was due primarily to rail transportation difficulties, a weather related event at our Eagle Butte mine in the second quarter of 2014 and the impacts of production curtailments. The decrease in metallurgical coal volumes was due primarily to lower export shipments due to weak market conditions and the impacts of production curtailments. The increase in eastern steam coal was primarily due to improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors, partially offset by production curtailments at other mines in our eastern operations.

The consolidated average coal sales realization per ton for the twelve months ended December 31, 2014 was $44.05 compared to $48.99 in the prior year period, a decrease of $4.94 per ton, or 10%. The decrease was largely attributable to decreases of $13.59 per ton, or 14%, $4.69 per ton, or 8%, and $0.64 per ton, or 5%, in metallurgical, eastern steam and western steam average coal sales realization per ton, respectively. The average coal sales realization per ton for metallurgical coal and eastern steam coal was $85.42 and $57.62, respectively, for the twelve months ended December 31, 2014 compared to $99.01 and $62.31 in the prior year period. The average coal sales realization per ton for western steam coal was $11.98 for the twelve months ended December 31, 2014 compared to $12.62 in the prior year period.

Consolidated coal margin percentage, calculated as consolidated coal revenues less consolidated cost of coal sales (excluding cost of coal sales in our All Other segment), divided by consolidated coal revenues, was 10% for the twelve months ended December 31, 2014 compared to 8% in the prior year period. Coal margin percentage for our Eastern and Western Coal Operations was 11% and 7%, respectively, for the twelve months ended December 31, 2014 compared to 6% and 22%, respectively, in the prior year period. Consolidated coal margin per ton, calculated as consolidated coal sales realization per ton less consolidated cost of coal sales per ton (excluding cost of coal sales per ton in our All Other segment), was $4.52 for the twelve months ended December 31, 2014 compared to $3.97 in the prior year period. Coal margin per ton for our Eastern and Western Coal Operations was $7.31 and $0.83, respectively, for the twelve months ended December 31, 2014 compared to $4.95 and $2.71 in the prior year period.The increase in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to the impact of production curtailments at higher cost mines, our cost reduction efforts, improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors and improved performance at our Emerald longwall mine primarily due to decreased mine development costs as mining operations are expected to cease by the end of 2015. The decrease in coal margin percentage and coal margin per ton in Western Coal Operations was primarily due to decreased sales as a result of rail transportation difficulties.

	Years Ended December 31,		Increase (Decrease)
	2014	2013	$ or Tons	%
	(In thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$1,700,295	$1,782,781	$(82,486)	(5)%
Western steam	436,930	481,747	(44,817)	(9)%
Metallurgical	1,587,216	1,993,453	(406,237)	(20)%
Freight and handling revenues	480,841	557,846	(77,005)	(14)%
Other revenues	81,796	137,681	(55,885)	(41)%
Total revenues	$4,287,078	$4,953,508	$(666,430)	(13)%

Tons sold:
Eastern steam	29,510	28,613	897	3%
Western steam	36,464	38,164	(1,700)	(4)%
Metallurgical	18,581	20,135	(1,554)	(8)%
Total	84,555	86,912	(2,357)	(3)%

Coal sales realization per ton:
Eastern steam	$57.62	$62.31	$(4.69)	(8)%
Western steam	$11.98	$12.62	$(0.64)	(5)%
Metallurgical	$85.42	$99.01	$(13.59)	(14)%
Average	$44.05	$48.99	$(4.94)	(10)%
Coal revenues. Coal revenues decreased $533.5 million, or 13%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease in coal revenues consisted of decreases in eastern steam, western steam and metallurgical coal revenues.

Total eastern steam coal revenues decreased $82.5 million, or 5%, which consisted of decreased domestic coal revenues of $70.8 million, or 5%, and decreased export coal revenues of $11.7 million, or 4%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton for both domestic and export shipments as a result of weak market conditions and lower demand. Coal sales realization per ton for eastern steam domestic sales was $59.06 per ton compared to $62.76 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $50.81 per ton, compared to $59.91 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas. Eastern steam coal shipments increased 0.9 million tons, or 3%, compared to the prior year period due in part to increased performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors, partially offset by production curtailments at other mines in eastern operations.

Total metallurgical coal revenues decreased $406.2 million, or 20%, which consisted of decreased export coal revenues of $388.2 million, or 28%, and decreased domestic coal revenues of $18.0 million, or 3%, compared to the prior year period. The decrease in metallurgical coal revenues was largely due to lower average coal sales realization per ton and lower coal sales volumes, which were impacted by weak market conditions as increases to supply have outpaced demand growth, particularly in the seaborne markets. Metallurgical coal shipments decreased 1.6 million tons, or 8%, which consisted of decreased export shipments of 2.5 million tons, or 17%, partially offset by increased domestic shipments of 0.9 million tons, or 17%, compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $79.14 per ton compared to $92.10 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $98.18 per ton, compared to $118.71 per ton in the prior year period.

The decrease in western steam coal revenues was primarily due to decreased coal shipments as a result of the impacts of rail transportation difficulties, a weather related event at our Eagle Butte mine in the second quarter of 2014, and a decrease of

$0.64, or 5%, in average coal sales realization per ton due to customer mix and roll off of higher priced contracts year over year. Western coal sales volumes decreased 1.7 million tons, or 4%, compared to the prior year period.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the twelve months ended December 31, 2014 compared with 23% and 77% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 43% and 57%, respectively, for the twelve months ended December 31, 2014 compared with 47% and 53%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $480.8 million for the twelve months ended December 31, 2014, a decrease of $77.0 million, or 14%, compared to the prior year period. The decrease was primarily due to decreased freight rates and fewer metallurgical coal export shipments compared to the prior year period.

Other. Other revenues decreased $55.9 million, or 41%, and other expenses decreased $98.1 million, or 59%, for the twelve months ended December 31, 2014 compared to the prior year period, resulting in a net increase to income from operations of $42.2 million. The net increase was due primarily to decreased revenues and credits related to contractual settlements and loss contingency accruals for litigation recorded in the prior year period, partially offset by increased expenses related to mark-to-market fair value adjustments for our diesel fuel swaps.

	Years Ended December 31,		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$3,381,075	$3,980,744	$(599,669)	(15)%
Freight and handling costs	480,841	557,846	(77,005)	(14)%
Other expenses	67,412	165,485	(98,073)	(59)%
Depreciation, depletion and amortization	750,776	865,021	(114,245)	(13)%
Amortization of acquired intangibles, net	39,206	5,056	34,150	675%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately above)	152,106	158,987	(6,881)	(4)%
Asset impairment and restructuring	24,872	37,273	(12,401)	(33)%
Goodwill impairment	308,651	253,102	55,549	22%
Total costs and expenses	$5,204,939	$6,023,514	$(818,575)	(14)%
Cost of coal sales per ton(1):
Eastern coal operations	$61.05	$72.51	$(11.46)	(16)%
Western coal operations	$11.15	$9.91	$1.24	13%
Average	$39.53	$45.02	$(5.49)	(12)%
EBITDA:
Eastern Coal Operations	$188,337	$(44,223)	$232,560	526%
Western Coal Operations	$16,053	$90,879	$(74,826)	(82)%

(1)	Cost of coal sales per ton includes only costs associated with our Eastern and Western Coal Operations.

Cost of coal sales. Cost of coal sales decreased $599.7 million, or 15%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, credit adjustments related to changes in estimates for our asset retirement obligations, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments at certain higher cost mines. Additionally, for the twelve months ended December 31, 2014, cost of coal sales were reduced by $30.0 million related to the correction of a prior period error related to asset retirement obligations. See Note 15 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $114.2 million, or 13%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease was primarily due to decreased depreciation expense related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $34.2 million for the twelve months ended December 31, 2014 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to decreased amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $6.9 million, or 4%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased employee-related expenses as a result of lower headcount and our cost reduction measures, partially offset by legal fees related to a case that was tried during the second quarter of 2014 and increased stock compensation expense.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $24.9 million for the twelve months ended December 31, 2014 and consisted of severance related expenses of $15.2 million and impairment expenses of $9.7 million related to certain other non-current assets. See Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Goodwill impairment. See Overview and Critical Accounting Policies, and Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest expense. Interest expense increased $41.9 million, or 17%, during the twelve months ended December 31, 2014 compared to the prior year period due primarily to the issuance of 3.75% Convertible Notes in May 2013, 4.875% Convertible Notes in December 2013 and 7.50% senior secured second lien notes in May 2014, partially offset by repurchases of a portion of outstanding 2.375% and 3.25% Convertible Notes, respectively, in the first half of 2014.

Income taxes. Income tax benefit of $55.3 million was recorded for the twelve months ended December 31, 2014 on a loss before income taxes of $930.3 million. The benefit rate is lower than the federal statutory rate of 35% primarily due to the impact of an increase in the valuation allowance and the impact of the non-deductible goodwill impairment, partially offset by the impact of the percentage depletion allowance and state income taxes, net of federal tax impact. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization. See Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Eastern Coal Operations - EBITDA increased $232.6 million for the twelve months ended December 31, 2014 compared to the prior year period. The increase in EBITDA was largely due to a gain of $250.3 million from the sale of our 50% interest in the Alpha Shale J.V. and gains of approximately $17.9 million from the sales of marketable equity securities, decreased selling, general and administrative expenses of $20.1 million, or 12%, and increased coal margin per ton of $2.36, or 48%, partially offset by increased goodwill impairment expenses of $55.5 million, or 22%, increased other expenses of $43.6 million, or 103%, and increased asset impairment and restructuring expenses of $0.7 million, or 5%. The increase in coal margin per ton was due to decreased cost of coal sales primarily due to cost reduction measures and improved performance at our Cumberland longwall mine, which experienced a temporary shut down in the prior year period due to difficult mining conditions and geological factors and improved performance at our Emerald longwall mine primarily due to cost reduction measures and decreased mine development costs as mining operations are expected to cease by the end of 2015. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $11.46, or 16%, partially offset by decreased average coal sales realization per ton of $9.10, or 12%. Additionally, for the twelve months ended December 31, 2014, EBITDA includes $30.0 million for the correction of an error related to asset retirement obligations. See Note 15 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Western Coal Operations - EBITDA decreased $74.8 million, or 82%, for the twelve months ended December 31, 2014 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $1.88, or 69%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.64, or 5%, due primarily to customer mix and roll off of higher priced contracts year over year, and increased cost of coal sales per ton of $1.24, or 13%, due primarily to lower volumes related to poor rail service and a weather related event at our Eagle Butte mine in the second quarter of 2014.

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

In 2010, we entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of our Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, we, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, we agreed to transfer our 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300.0 million, consisting of $100.0 million of cash and $200.0 million of shares of Rice Energy common stock, based upon Rice Energy’s initial public offering. On January 29, 2014, Rice Energy completed its initial public offering, and on the same date, issued approximately 9.5 million shares of common stock and paid us $100.0 million in cash. We recognized a gain of $250.3 million. In 2014, we sold approximately 3.5 million shares of Rice Energy common stock for $90.9 million of cash and recorded a gain of $17.9 million. As of December 31, 2014, the fair value of these shares was $126.8 million, which is included in other long-term assets in the Consolidated Balance Sheet.

We believe that cash on hand, short-term and long-term marketable securities, cash generated from our operations and borrowing capacity available under our revolving credit facility and accounts receivable securitization facility, will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements including $153.7 million of convertible senior notes due 2015, reclamation obligations, potential securities repurchases, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At December 31, 2014, we had total liquidity of $2,155.0 million, including cash and cash equivalents of $741.2 million, marketable securities of $532.0 million which include the Rice Energy common stock, and $881.8 million of unused commitments available under the revolving credit facility portion of our Credit Agreement and our A/R Facility, after giving effect to $212.2 million of letters of credit outstanding as of December 31, 2014, subject to limitations described in our Credit Agreement and A/R Facility.

Weak market conditions and depressed coal prices have resulted in operating losses and cash outflows from operations. If market conditions do not improve, we expect to continue to experience operating losses and cash outflows in the coming quarters, which would adversely affect our liquidity. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations, including our debt service obligations, exceed cash generated from our operations.

During 2014, we continued to take steps to enhance our capital structure and financial flexibility and reduce cash outflows from operations in the near term, including through, among other things, a realignment of our cost structure and anticipated reductions in production volumes and capital expenditures, amendment and extension of our credit facility, extension of the terms of other debt and reduction in interest expense. We expect to engage in similar efforts in the future as opportunities arise through refinancing, repayment or repurchase of outstanding debt, amendment of our credit facilities, and other methods, and may consider the sale of other assets or businesses, further restructurings and such other measures as circumstances warrant. We may decide to pursue or not pursue these opportunities at any time. As part of this strategy, we may repurchase some of our outstanding notes through open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise, upon such terms and at such prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we may make purchases pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act, which allow us to repurchase securities during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Any such plans may be discontinued at any time. Access to additional funds from liquidity-generating transactions or other sources of external financing is subject to market conditions and certain limitations, including our credit rating and covenant restrictions in our credit facility and indentures (as discussed further below).

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk. On January 30, 2015, Moody's Investors Service downgraded our ratings, including the Corporate Family Rating (CFR) to Caa1 from B3, probability of default rating (PDR) to Caa1-PD from B3-PD, senior unsecured ratings to Caa2 from Caa1, rating on second lien notes to B3 from B2, and the secured term loan rating to B2 from B1. At the same time, Moody's downgraded the Speculative Grade Liquidity (SGL) rating to SGL-3 from SGL-2. The outlook is negative. On May 13, 2014, Moody’s Investors Service downgraded our ratings, including our CFR to B3 from B2, the probability of default rating to B3-PD from B2-PD, and the ratings on the first lien senior secured credit facility to B1 from Ba2, and senior unsecured debt to Caa1 from B3. The SGL rating remained unchanged at SGL-2. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures.

We sponsor pension plans in the United States for salaried and non-union hourly employees. Benefits under these plans are frozen. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We made pension plan contributions of $5.5 million during 2014 and do not anticipate making any significant contributions in 2015.

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
On March 5, 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that we will pay $27.5 million in civil penalties, to be divided among the federal government and state agencies. On November 26, 2014, the Consent Decree was approved by the Court and the civil penalties were subsequently paid. We expect to make capital expenditures of approximately $163.4 million over the course of the period from 2015 through 2018 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.
On December 30, 2014, we announced that our subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The transaction included total consideration of approximately $87.2 million, including gross cash proceeds of approximately $75.1 million and the assumption of certain liabilities. The assets, which include ten mines and four preparation plants and loadouts, were located in Pennsylvania. We recognized a gain of approximately $9.8 million. Total 2014 AMFIRE coal sales volumes were approximately 2.3 million tons, including 1.6 million tons of metallurgical coal.

Additionally, see Note 23 in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K regarding our commitment for lease by application payment due in 2015.

Cash Flows

Cash and cash equivalents increased by $121.5 million, decreased by $111.1 million, and increased by $144.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net change in cash and cash equivalents was attributable to the following:

Cash Flows	Years Ended December 31,
(in thousands)	2014	2013	2012
Net cash (used in) provided by operating activities	$(283,859)	$109,018	$518,419
Net cash used in investing activities	(1,651)	(290,657)	(672,976)
Net cash provided by financing activities	407,052	70,560	299,398
Net change in cash and cash equivalents	$121,542	$(111,079)	$144,841

Net cash used in operating activities for the year ended December 31, 2014 was $283.9 million, a decrease of $392.9 million from the $109.0 million of net cash provided by operating activities for the year ended December 31, 2013. The decrease in cash provided by operating activities in 2014 as compared to 2013 is primarily due to the previously mentioned $195.0 million in net payments related to the securities class action settlement, a $27.5 million payment for the Consent Decree, increased interest payments and changes in working capital.

Net cash used in investing activities for the year ended December 31, 2014 was $1.7 million, compared to $290.7 million of net cash used in investing activities for the year ended December 31, 2013. Capital expenditures decreased to $185.0 million in 2014 from $215.7 million in 2013. Cash paid for acquisition of mineral rights was $42.1 million during 2014 and 2013. Net sales of marketable securities were $18.5 million in 2014 compared to net purchases of $43.5 million in 2013. Proceeds from disposition of property, plant and equipment were $93.0 million in 2014, which included included approximately $74.1 million in net proceeds from the sale of substantially all of the assets of our AMFIRE subsidiary and $15.5 million from the sale of our joint venture interest in coal handling facilities, compared to $10.6 million in 2013.

Net cash provided by financing activities for the year ended December 31, 2014 was $407.1 million, compared to $70.6 million for the year ended December 31, 2013. The primary source of cash from financing activities in 2014 included $500.0 million of proceeds from borrowings of long-term debt, partially offset by principal repayments and repurchases of long-term debt and capital lease obligations of $37.6 million and $19.5 million, respectively.The primary source of cash for financing activities in 2013 included $1,306.7 million of proceeds from borrowings of long-term debt, partially offset by principal repayments and repurchases of long-term debt and capital lease obligations of $1,176.3 million and $16.1 million, respectively. Debt issuance costs were $28.9 million for the year ended December 31, 2014 compared to $36.7 million in 2013. Common stock repurchases consist of shares repurchased from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares and used cash of $1.5 million in 2014 compared to $1.4 million in 2013. Other debt repayments were $5.5 million in 2014 and 2013.

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

Credit Agreement and Long-term Debt

As of December 31, 2014 and 2013, our total long-term indebtedness consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
2.375% convertible senior notes due 2015	$44,458	$65,889
3.25% convertible senior notes due 2015	109,201	128,182
3.75% convertible senior notes due 2017	345,000	345,000
9.75% senior notes due 2018	500,000	500,000
6.00% senior notes due 2019	800,000	800,000
4.875% convertible senior notes due 2020	345,000	345,000
7.50% senior secured second lien notes due 2020	500,000	—
Term loan due 2020	614,062	620,313
6.25% senior notes due 2021	700,000	700,000
Other	61,344	73,305
Debt discount, net	(121,295)	(150,086)
Total long-term debt	3,897,770	3,427,603
Less current portion	(178,251)	(29,169)
Long-term debt, net of current portion	$3,719,519	$3,398,434

Fifth Amended and Restated Credit Agreement

On September 24, 2014, we entered into an amendment and restatement of the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement” or the “Credit Agreement”). The amendment, among other things:

•
extends the maturity of approximately 75% of previous revolving credit facility commitments (the “Extended Maturity Revolver Facility Commitments”) from June 30, 2016 to September 30, 2017, with the remaining approximately 25%, or $276.0 million, of revolving credit facility (the “Revolving Facility”) commitments expiring, as previously, on June 30, 2016;

•
reduces the amount of the Extended Maturity Revolver Facility Commitments by 25% to $618.0 million and provides for an increase in the interest rate payable to holders of the Extended Maturity Revolver Facility Commitments on borrowings under the revolving credit facility, effective as of the date of the amendment; and

•
makes other changes to the Fourth Amended and Restated Credit Agreement, including eliminating the interest coverage financial covenant previously scheduled to apply starting in the first quarter of 2016, extending the minimum liquidity covenant through September 30, 2017, accelerating the date by which certain real property is added as collateral and adding provisions to facilitate future extensions and refinancings under the Fifth Amended and Restated Credit Agreement.

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

Certain Covenants and Events of Default. The Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	make investments, loans and acquisitions;

•	incur additional indebtedness;

•	incur liens;

•	consolidate or merge;

•	sell assets, including capital stock of its subsidiaries;

•	pay dividends on its capital stock or redeem, repurchase or retire its capital stock or certain of its other indebtedness;

•	engage in transactions with its affiliates;

•	materially alter the business it conducts; and

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries.

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

As of December 31, 2014, the carrying value of the Term Loan Facility was $611.7 million, net of debt discount of $2.4 million, with $6.3 million classified as current portion of long-term debt. As of December 31, 2013, the carrying value of the Term Loan Facility was $617.5 million, net of debt discount of $2.9 million, with $6.3 million classified as current portion of long-term debt. There were no borrowings outstanding under the Revolving Facility as of December 31, 2014 or 2013. Letters of credit outstanding at December 31, 2014 and 2013 under the Revolving Facility were $177.2 million and $134.0 million, respectively.

Fourth Amended and Restated Credit Agreement

On May 22, 2013, we entered into the Fourth Amended and Restated Credit Agreement, which was subsequently amended in October 2013 and May 2014, with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time. The Fourth Amended and Restated Credit Agreement amended and restated the Third Amended and Restated Credit Agreement.

The Fourth Amended and Restated Credit Agreement included a $625.0 million senior secured Term Loan Facility, which matures on May 22, 2020, amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company’s option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (“ABR”) plus a margin of 1.75% (subject to an ABR floor of 1.75%). The proceeds of the Term Loan Facility were used to repay the entire $525.0 million aggregate principal amount of our outstanding obligations under our existing term loan A facility under the Third Amended and Restated Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes.

The principal changes to the Third Amended and Restated Credit Agreement effected by the Fourth Amended and Restated Credit Agreement included increasing the previous revolving facility from $1.0 billion to $1.1 billion through its maturity date of June 30, 2016 and modifying the financial covenants by:

•
modifying the interest coverage ratio covenant from 2.25 to 1.50 through 2013, from 2.50 to 1.50 during 2014 and from 2.50 to 2.00 from 2015 through the maturity date of the revolving credit facility (June 30, 2016);

•	eliminating the leverage ratio covenant;

•	extending the applicability of the senior secured leverage ratio of 2.50 through the maturity date of the revolving credit facility; and

•	reducing the minimum liquidity covenant, which applied until December 31, 2014, from $500.0 million to $300.0 million;

Additionally, the terms of the Fourth Amended and Restated Credit Agreement (i) further restricted our ability and that of our subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on our capital stock or redeem, repurchase or retire our capital stock; and (ii) require us to provide additional collateral to secure the obligations under the Fourth Amended and Restated Credit Agreement, consisting of receivables previously securing the former accounts receivable facility.

On October 2, 2013, we entered into an amendment (“Amendment No. 1”) to the Fourth Amended and Restated Credit Agreement which eliminated the interest coverage ratio through the end of 2014, and modified the interest coverage ratio from 2.00 to 1.25 during 2015 and from 2.00 to 1.50 during the first two quarters of 2016.

On May 7, 2014, we entered into an amendment (“Amendment No. 2”) to the Fourth Amended and Restated Credit Agreement. The principal changes to the Fourth Amended and Restated Credit Agreement effected by Amendment No. 2 include the following: suspending the interest coverage ratio until the first quarter of 2016, replacing the senior secured leverage ratio with a first lien senior secured leverage ratio, reducing the size of the restricted payment basket, extending the minimum liquidity covenant through the end of 2015, increasing by $400 million the amount of additional debt permitted to be incurred either pursuant to the “accordion” feature of the Fourth Amended and Restated Credit Agreement or a notes offering, and requiring the first $800 million of additional debt incurred pursuant to the accordion or a notes offering (including the debt represented by the 7.50% senior secured second lien notes due 2020 issued in May 2014) to be unsecured debt or second lien secured debt.

Indenture and New Senior Secured Second Lien Notes

On May 20, 2014, Alpha, certain of Alpha’s wholly owned domestic subsidiaries, as guarantors (collectively, the “Guarantors”), and Wilmington Trust, National Association (“Wilmington Trust”), as trustee, entered into an indenture (the “Indenture”) governing Alpha’s newly issued 7.5% senior secured second lien notes due 2020 (the “New Secured Notes”). The New Secured Notes pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.

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

Accounts Receivable Securitization Facility

On September 19, 2014, ANR Second Receivables Funding, LLC (“ANR Second Receivables Funding”), our special purpose, indirect subsidiary, entered into a Credit and Security Agreement (the “A/R Facility”) with General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender (as defined therein) and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (as defined therein). Under the A/R Facility, ANR Second Receivables Funding may borrow cash from the Lenders or cause the LC Lenders to issue letters of credit, on a revolving basis, in an amount up to $200.0 million, subject to certain limitations set forth therein. The funding pursuant to the A/R Facility is available through the earlier of September 19, 2018 and 90 days prior to the earliest scheduled maturity date of: (1) our Fourth Amended and Restated Credit Agreement with Citicorp North America, Inc. and all other parties thereto from time to time, as such maturity date may be amended from time to time in a manner that meets the requirements set forth in the A/R Facility (which requirements were met by the amendment described above under the caption “Fifth Amended and Restated Credit Agreement”), (2) any successor to, or replacement of, the Fourth Amended and Restated Credit Agreement meeting the requirements set forth in the A/R Facility, or (3) the earliest scheduled maturity date of any obligations for Indebtedness (as defined therein) (a) maturing after December 31, 2015, and (b) having an outstanding principal balance in excess of $100.0 million on such 90th day.

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

Although the Lenders and the LC Lenders bear the risk of non-payment by any obligor of the receivables, we have agreed to guarantee the performance of our subsidiaries, other than ANR Second Receivables Funding, under the A/R Facility and agreements related to the A/R Facility for the benefit of the Lenders and the LC Lenders.

As of December 31, 2014, letters of credit outstanding were $35.0 million, no cash borrowing transactions had taken place and $165.0 million was available under the A/R Facility.

Convertible Senior Notes due 2017 and 2020

In May 2013, we issued $345.0 million principal amount of 3.75% Convertible Notes and in December 2013, we issued $345.0 million principal amount of 4.875% Convertible Notes (the 4.875% Convertible Notes together with the 3.75% Convertible Notes, the “Convertible Notes”). The 3.75% Convertible Notes bear interest at a rate of 3.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and will mature on December 15, 2017. The proceeds from the 3.75% Convertible Notes, together with cash on hand, were used to repurchase approximately $225.8 million of our outstanding 3.25% Convertible Notes and approximately $181.4 million of our outstanding 2.375% Convertible Notes. The 4.875% Convertible Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, and will mature on December 15, 2020. The proceeds from the 4.875% Convertible Notes were used to repurchase approximately $177.1 million of our outstanding 3.25% Convertible Notes and approximately $36.8 million of our outstanding 2.375% Convertible Notes. The Company recorded a loss on early extinguishment of debt of $7.4 million, primarily related to the write off of outstanding debt discounts.

We separately account for the liability and equity components of the Convertible Notes under Accounting Standards Codification (“ASC”) 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the respective terms of the Convertible Notes, and provide for effective interest rates of 8.49% in the case of the 3.75% Convertible Notes and 9.48% in the case of the 4.875% Convertible Notes. As of December 31, 2014, the carrying amounts of the debt components were $302.4 million in the case of the 3.75% Convertible Notes and $272.9 million in the case of the 4.875% Convertible Notes, and the unamortized debt discounts were $42.6 million in the case of the 3.75% Convertible Notes and $72.1 million in the case of the 4.875% Convertible Notes. As of December 31, 2013, the carrying amounts of the debt components were $290.2 million in the case of the 3.75% Convertible Notes and $264.3 million in the case of the 4.875% Convertible Notes, and the unamortized debt discounts were $54.8 million in the case of the 3.75% Convertible Notes and $80.7 million in the case of the 4.875% Convertible Notes.

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

The Convertible Notes were not convertible as of December 31, 2014 or 2013 and, as a result, have been classified as long-term debt as of December 31, 2014.

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

As of December 31, 2014, the carrying values of the 2018 Notes, 2019 Notes and 2021 Notes were $497.8 million, net of discount of $2.2 million, $800.0 million and $700.0 million, respectively. As of December 31, 2013, the carrying values of the 2018 Notes, 2019 Notes and 2021 Notes were $496.5 million, net of discount of $3.5 million, $800.0 million and $700.0 million, respectively.

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

3.25% Convertible Senior Notes due 2015

As a result of the Massey Acquisition, we became a guarantor of Massey’s 3.25% Convertible Notes, with aggregate principal outstanding at June 1, 2011 of $659.1 million. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year. The 3.25% Convertible Notes will mature on August 1, 2015, unless earlier repurchased by us or converted. The 3.25% Convertible Notes had a fair value of $730.9 million at the acquisition date. We account for the 3.25% Convertible Notes under ASC 470-20 as described above. As of December 31, 2014, the carrying amount of the debt was $108.2 million, net of debt discount of $1.0 million. As of December 31, 2013, the carrying amount of the debt was $125.1 million, net of debt discount of $3.0 million. As of December 31, 2014 and 2013, the carrying amount of the equity component totaled $110.4 million. The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.

The 3.25% Convertible Notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The 3.25% Convertible Notes are guaranteed on a senior unsecured basis by Massey’s subsidiaries (which are among our subsidiaries), other than certain minor subsidiaries of Massey. The 3.25% Convertible Notes are effectively subordinated to all our existing and future secured indebtedness and all existing and future liabilities of our non-guarantor subsidiaries, including trade payables. The 3.25% Convertible Notes are convertible in certain circumstances and beginning on February 1, 2015 at a conversion rate, subject to adjustment, of the value of 11.4560 shares of common stock per $1,000 principal amount of 3.25% Convertible Notes. From and after the effective date of the Massey Acquisition, the consideration deliverable upon conversion of the 3.25% Convertible Notes ceased to be based upon Massey common stock and instead became based upon Reference Property (as defined in the indenture governing the 3.25% Convertible Notes, (the “3.25% Convertible Notes Indenture”)) consisting of 1.025 shares of our common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at our election.

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

The 3.25% Convertible Notes were not convertible as of December 31, 2014 or 2013 and are classified as short-term debt as of December 31, 2014. The 3.25% Convertible Notes became convertible on February 1, 2015 and no conversions have taken place.

2.375% Convertible Senior Notes due 2015

 As of December 31, 2014 and 2013, we had $44.5 million and $65.9 million aggregate principal amount of 2.375% convertible senior notes due April 15, 2015 (the “2.375% Convertible Notes”). The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by us or converted. We separately account for the liability and equity components of its 2.375% Convertible Notes under ASC 470-20 as described above. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%. As of December 31, 2014 and 2013, the carrying amounts of the debt component were $43.5 million and $60.6 million, respectively. As of December 31, 2014 and 2013, the unamortized debt discount was $1.0 million and $5.2 million, respectively. As of December 31, 2014 and 2013, the carrying amount of the equity component was $69.9 million.

The 2.375% Convertible Notes are our senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The 2.375% Convertible Notes are effectively subordinated to all of our existing and future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables. The 2.375% Convertible Notes are convertible in certain circumstances and beginning on January 15, 2015 at an initial conversion rate of 18.2962 shares of common stock per $1,000 principal amount of 2.375% Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the indenture governing the 2.375% Convertible Notes (the “2.375% Convertible Notes Indenture”). Upon conversion of the 2.375% Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at our election.

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

The 2.375% Convertible Notes were not convertible as of December 31, 2014 and 2013 and are classified as short-term debt as of December 31, 2014. The 2.375% Convertible Notes became convertible on January 15, 2015 and no conversions have taken place.

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the year ended December 31, 2014, we completed the repurchase of approximately $21.4 million of our outstanding 2.375% Convertible Notes and approximately $19.0 million of our outstanding 3.25% Convertible Notes, each of which are due in 2015, and recorded a loss on early extinguishment of debt of approximately $2.0 million. During the year ended 2013, we repurchased approximately $3.4 million of our outstanding 2.375% Convertible Notes and approximately $5.1 million of our outstanding 3.25% Convertible Notes and recorded a gain on early extinguishment of debt of approximately $0.2 million. On October 25, 2012, we completed a cash tender offer for a portion of the outstanding 3.25% Convertible Notes. We paid $115.9 million to redeem $122.5 million of the 3.25% Convertible Notes and recognized a gain on early extinguishment of debt of $0.8 million.

Capital Leases

Alpha’s liability for capital leases as of December 31, 2014 totaled $51.4 million, with $15.7 million reported as current portion of long-term debt compared to $58.9 million, with $17.5 million reported as current portion of long-term debt as of December 31, 2013.

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes as of December 31, 2014. Operating results below current levels, or at current levels for an extended period of time, or other adverse factors could result in our being unable to comply with these covenants. A breach of the covenants in the Fifth Amended and Restated Credit Agreement or the indentures governing our notes, including the financial covenants under the Fifth Amended and Restated Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Fifth Amended and Restated Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Fifth Amended and Restated Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Fifth Amended and Restated Credit Agreement are:

	Actual Covenant Levels; Period Ended December 31, 2014	Required Covenant Levels
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio (1)	(0.15)	2.5x
Minimum consolidated liquidity (in thousands)	$2,028,106	$300,000

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

	Three Months Ended				Twelve Months Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands)
Net loss	$(55,698)	$(512,627)	$(184,975)	$(121,661)	$(874,961)
Interest expense	64,962	71,012	75,688	76,804	288,466
Interest income	(616)	(540)	(574)	(535)	(2,265)
Income tax expense (benefit)	46,558	(9,518)	(43,938)	(48,393)	(55,291)
Amortization of acquired intangibles, net	9,279	9,464	9,166	11,297	39,206
Depreciation, depletion and amortization	200,295	191,072	170,895	188,514	750,776
EBITDA	264,780	(251,137)	26,262	106,026	145,931
Non-cash charges (1) (2) (4)	29,450	322,611	29,745	31,144	412,950
Other adjustments (1) (3)	10,070	3,477	12,057	1,749	27,353
Adjusted EBITDA	$304,300	$74,951	$68,064	$138,919	$586,234

(1)	Calculated in accordance with the Fifth Amended and Restated Credit Agreement.

(2)	Includes $308.7 million for the three months ended June 30, 2014 of goodwill impairment described elsewhere in this Annual Report of Form 10-K.

(3)
Includes $1.2 million for the three months ended December 31, 2014, $11.5 million for the three months ended September 30, 2014, $1.7 million for the three months ended June 30, 2014, and $0.7 million for the three months ended March 31, 2014 of business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described elsewhere in this Annual Report of Form 10-K.

(4)
The three months ended June 30, 2014 have been adjusted from amounts previously reported due to the inadvertent inclusion of certain amounts during those periods. Our covenant compliance was not impacted as a result of these adjustments.

Consolidated liquidity calculated in accordance with our Fifth Amended and Restated Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, certain marketable securities and unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement. At December 31, 2014, we had available liquidity of $2,028.2 million, including cash and cash equivalents of $741.2 million, marketable securities of $405.2 million and $881.8 million of unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement and A/R Facility.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance of surety bonds. Liabilities related to these arrangements are not reflected in our Consolidated Balance Sheets. However, the underlying obligations that they secure, such as asset retirement obligations, self-insured workers’ compensation liabilities, royalty obligations and certain retiree medical obligations, are reflected in our Consolidated Balance Sheets.

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

As of December 31, 2014, we had outstanding surety bonds with a total face amount of $399.0 million to secure various obligations and commitments and we had self bonding guarantees in the amount of $676.1 million. In addition, as collateral for various obligations and commitments, we had $177.2 million of letters of credit in place under our Fifth Amended and Restated Credit Agreement and $35.0 million of letters of credit in place under our accounts receivable securitization facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Fifth Amended and Restated Credit Agreement and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position (including as a result of non-cash impairments) or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2014 (in thousands):

	2015	2016-2017	2018-2019	After 2019	Total
Long-term debt (1)	$159,909	$357,500	$1,312,500	$2,127,813	$3,957,722
Capital lease obligations (2)	15,665	16,127	696	18,874	51,362
Other debt (3)	4,603	5,325	53	—	9,981
Equipment purchase commitments	22,381	—	—	—	22,381
Transportation commitments	16,478	82,501	79,050	213,056	391,085
Operating leases	5,282	943,106	—	—	948,388
Minimum royalties	38,494	68,861	38,995	65,215	211,565
Federal coal lease	46,076	—	—	—	46,076
Coal purchase commitments	11,624	—	—	—	11,624
Total	$320,512	$1,473,420	$1,431,294	$2,424,958	$5,650,184

(1)
Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 9.75% on our loans, would be approximately $210.2 million in 2015, $415.5 million in 2016 to 2017, $282.4 million in 2018 to 2019 and $117.5 million after 2019.

(2)
Capital lease obligations include principal amounts due in the years shown. Cash interest payable on these obligations with interest rates ranging between 2.13% and 13.86%, would be approximately $3.6 million in 2015, $8.7 million in 2016 to 2017, $8.0 million in 2018 to 2019 and $29.6 million after 2019.

(3)
Other debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 4.00% and 6.132%, would be approximately $0.7 million in 2015 and $0.3 million from 2016 to 2017.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers’ compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2015	2016-2017	2018-2019	After 2019	Total
Asset retirement obligation	$102,493	$143,030	$199,984	$1,162,843	$1,608,350
Postretirement benefit obligation	46,678	104,981	111,955	274,273	537,887
Pension benefit obligation (1)	29,530	62,257	67,093	182,079	340,959
Black lung benefit obligation	13,716	17,602	18,158	399,096	448,572
Workers’ compensation benefit obligation	11,640	18,354	15,076	104,932	150,002
Total	$204,057	$346,224	$412,266	$2,123,223	$3,085,770

(1)
The estimated undiscounted cash flows will be paid from the defined benefit pension plan assets held within the defined benefit pension plan trust. In addition, the estimated undiscounted cash flows disclosed above include cash flows related to our supplemental executive retirement plans, which are paid directly by us, and are $1.6 million in 2015, $3.1 million in 2016 and 2017, $3.1 million in 2018 and 2019 and $30.4 million thereafter.

We expect to spend between $225 million and $275 million on capital expenditures during 2015.

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

Reclamation. Our asset retirement obligations arise from the federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulation, much of which is beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:

•
Discount Rate. Asset retirement obligations are initially recorded at fair value. We utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing. Our credit standing has deteriorated recently and as a result, the discount rate used to value changes to our asset retirement obligations has increased substantially, resulting in large reductions to our asset retirement obligations. Further downgrades to our credit standing could have a material impact on our asset retirement obligations.

•
Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.

On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience and updated plans. At December 31, 2014, we had recorded asset retirement obligation liabilities of $640.5 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2014, we estimate that the aggregate undiscounted cost of final mine closures is approximately $1.2 billion.

Coal Reserves. There are numerous uncertainties inherent in estimating quantities of economically recoverable coal reserves, many of which are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists and reviewed by a third party consultant. Some of the factors and assumptions that impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices

•	current mine plans; and

•	future operating costs.

Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. At December 31, 2014, we had 4.0 billion tons of proven and probable coal reserves, of which 1.9 billion tons were assigned to our active operations and 2.1 billion tons were unassigned.

Postretirement Medical Benefits. We have long-term liabilities for postretirement medical benefit cost obligations. Detailed information related to these liabilities is included in Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Liabilities for postretirement medical benefit costs are not funded. The liability is actuarially determined, and we use various actuarial assumptions, including a discount rate and future health care cost trends, to estimate the costs and obligations for postretirement medical benefit costs. The weighted average discount rate used to determine the net periodic benefit cost for postretirement medical benefits was 4.56% for the year ended December 31, 2014. At December 31, 2014, we had total postretirement medical benefit obligations of $1,064.0 million, including amounts reported as current.

The estimated impact of changes to the healthcare cost trend rate and discount rate is as follows:

Health care cost trend rate	One-Percentage Point Increase	One-Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$8,250	$(6,646)
Effect on accumulated postretirement benefit obligation	$157,163	$(126,240)

Discount rate	One-Half Percentage Point Increase	One-Half Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$380	$(683)
Effect on accumulated postretirement benefit obligation	$(72,540)	$77,848

Retirement Plans. We have three non-contributory defined benefit retirement plans (the “Pension Plans”) covering certain of our salaried and non-union hourly employees, all of which are frozen. We also have two unfunded non-qualified Supplemental Executive Retirement Plans (“SERPs” and, together with our Pension Plans, our “Defined Benefit Retirement Plans”) covering certain eligible employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of the Pension Plans is in accordance with the requirements of ERISA, and our contributions can be deducted for federal income tax purposes. We contributed $6.8 million to our Defined Benefit

Retirement Plans for the year ended December 31, 2014. For the year ended December 31, 2014, we recorded a net periodic benefit credit of $1.8 million for our Defined Benefit Retirement Plans and have recorded net obligations of $219.7 million.

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

•
The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Pension Plans investment targets are 38% equity funds, 60% fixed income funds and 2% guarantee insurance contract. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine net periodic benefit expense was 6.75% for the year ended December 31, 2014. The long-term rate of return assumption to be used in 2015 is expected to be 6.50%. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into expense in future periods.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected and accumulated benefit obligations and the service and interest cost components of the net periodic benefit expense. In estimating that rate, we use rates of return on high quality, fixed income investments. The weighted average discount rate used to determine pension expense was 4.93% for the year ended December 31, 2014. The differences resulting from actual versus assumed discount rates are amortized into pension expense/credit over the remaining average life of the active plan participants. A one half percentage-point increase in the discount rate would increase the net periodic pension cost for the year ended December 31, 2014 by approximately $1.0 million and decrease the projected benefit obligation as of December 31, 2014 by approximately $64.9 million. The corresponding effects of a one half percentage-point decrease in the discount rate would decrease the net periodic pension cost for the year ended December 31, 2014 by approximately $0.8 million and increase the projected benefit obligation as of December 31, 2014 by approximately $71.0 million.

Workers’ Compensation. Individuals who sustain personal injuries due to job-related accidents may be compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and the survivors of workers who suffer fatal injuries may receive compensation for lost financial support. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee who is injured in the course of employment. Our obligations are covered through a combination of a self-insurance program and third party insurance policies. We accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Our estimates of these costs are adjusted based upon actuarial studies. Actual losses may differ from these estimates, which could increase or decrease our costs. At December 31, 2014, we had workers’ compensation obligations of $149.5 million.

Coal Workers’ Pneumoconiosis. We are required by federal and state statutes to provide benefits to employees for awards related to coal workers’ pneumoconiosis disease (black lung). Certain of our subsidiaries are insured for black lung obligations by a third-party insurance provider. Certain subsidiaries in West Virginia are self-insured for state black lung obligations. Certain other subsidiaries are self-insured for black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund. Provisions are made for estimated benefits based on annual evaluations prepared by independent actuaries. In addition, for our subsidiaries in Wyoming, we participate in a compulsory state-run fund.

Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. As of December 31, 2014, we had black lung obligations of $158.6 million, which are net of assets of $12.1 million that are held in a tax exempt trust fund.

Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the scheduled reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. Due to the significant negative evidence of cumulative losses in recent years, the Company is unable to utilize estimates of future earnings to support the realization of its deferred tax assets. Therefore, the company is currently relying primarily on income resulting from expected future deferred tax liability reversals, along with carryback opportunities and prudent tax strategies to support the realization of deferred tax assets. We assess the realizability of our deferred tax assets including scheduling the reversal of our deferred tax assets and liabilities to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. We believe the deferred tax liabilities relied upon as future taxable income in our assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. If our conclusions change in the future regarding the realization of a portion or all of our net deferred tax assets, we may record a change to the valuation allowance through income tax expense in the period the determination is made, which may have a material impact on our results. As of December 31, 2014, we were in a net deferred tax liability position with tax computed at regular tax rates on the gross temporary differences. Deferred tax liabilities that did not reverse in the same period as deferred tax assets were not used as a future source of taxable income. During the period, valuation allowances were recorded for the portion of deferred tax assets that, in our estimation, are more likely than not to not be realized. If deferred tax assets increase relative to our deferred tax liabilities or circumstances change regarding the reversal patterns of existing deferred balances, we may be required to establish additional valuation allowances. We recorded an increase of $269.1 million to our deferred tax asset valuation allowance during the year ended December 31, 2014, a portion of which was recorded to other comprehensive income. At December 31, 2014, a valuation allowance of $563.1 million has been provided on federal and state net operating loss carryforwards and gross deferred tax assets not expected to provide future tax benefits.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the year ended December 31, 2014, we determined that indicators of impairment were present for our coal related long-lived asset groups and performed impairment tests as of December 31, September 30, June 1, and February 28, 2014. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the year ended December 31, 2014, we determined that the undiscounted cash flows exceeded, by a substantial margin, the carrying values of our long-lived asset groups within our Eastern and Western Coal Operations. For the one coal related long-lived asset group contained in our All Other category, the long-lived assets had previously been written down to their estimated fair value of $1.7 million during the third quarter of 2013. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

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

The income approach is dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. Changes in any of these assumptions could materially impact the estimated fair value of our reporting units. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. However, coal prices are influenced by global market conditions beyond our control. If actual coal prices are less than our expectations, it could have a material impact on the fair value of our reporting units. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies such as steel, diesel fuel and explosives. However, the costs of the materials and supplies used in our production process such as steel, diesel fuel and explosives are influenced by global market conditions beyond our control. If actual costs are higher or if inflation increases above our expectations, it could have a material impact on the fair value of our reporting units. We also are faced with increasingly stringent safety standards and governmental regulation, much of which is beyond our control, which could increase our costs and materially decrease the fair value of our reporting units. For a further discussion of the factors that could result in a change in our assumptions, see “Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

We performed interim goodwill impairment tests as of June 1, and February 28, 2014 due primarily to continued weakness in the global metallurgical coal markets which indicated that the fair value of a reporting unit within our eastern coal operations may have been below its carrying value. As a result of our step two evaluation of the implied fair value of goodwill as of June 1, 2014, we recorded goodwill impairment expense of $308.7 million to write down the carrying value of our remaining goodwill in a reporting unit within our eastern coal operations to $0. See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Contingencies. We are parties to a number of legal proceedings. These matters include personal injury claims, environmental issues and other matters more fully described in Note 23 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Legal proceedings, as well as governmental examinations, involve various business units and a variety of claims including, but not limited to, contract disputes, personal injury claims, property damage claims (including those resulting from blasting, trucking and flooding), environmental and safety issues, and employment matters. While some matters pending against us or our subsidiaries specify the damages claimed by the plaintiffs, many seek an unquantified amount of damages or are at very early stages of the legal process. Even when the amount of damages claimed against us or our subsidiaries is stated, (i) the claimed amount may be exaggerated or unsupported; (ii) the claim may be based on a novel legal theory or involve a large number of parties; (iii) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (iv) there may be uncertainty as to the outcome of pending appeals or motions; and/or (v) there may be significant factual issues to be resolved. As a result, we may be unable to estimate a range of possible loss for matters that have not yet progressed sufficiently through discovery and development of important factual information and legal issues.We record accruals based on an estimate of the ultimate outcome of these matters, however these matters are difficult to predict and involve significant judgment.

New accounting pronouncements. See Note 2 in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for disclosures related to new accounting policies adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of January 30, 2015, we had sales commitments for approximately 91% of planned shipments of western steam coal for 2015, 74% of which is priced, 84% of planned shipments of eastern steam coal for 2015, 79% of which is priced and 58% of planned shipments of metallurgical coal for 2015, 48% of which is priced. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.

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

We expect to use approximately 45.2 million and 47.5 million gallons of diesel fuel in 2015 and 2016, respectively. Through our derivative swap contracts, we have fixed prices for approximately 43% and 5% of our expected diesel fuel needs for 2015 and 2016, respectively. If the price of diesel fuel were to decrease in 2015, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Fifth Amended and Restated Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of December 31, 2014, our term loan due 2020 under the Fifth Amended and Restated Credit Agreement had an outstanding balance of $614.1 million. A 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by $3.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:
We have audited the accompanying consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Roanoke, Virginia
February 26, 2015

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Coal revenues	$3,724,441	$4,257,981	$6,015,696
Freight and handling revenues	480,841	557,846	761,928
Other revenues	81,796	137,681	197,260
Total revenues	4,287,078	4,953,508	6,974,884
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	3,381,075	3,980,744	5,004,516
Freight and handling costs	480,841	557,846	761,928
Other expenses	67,412	165,485	45,432
Depreciation, depletion and amortization	750,776	865,021	1,037,575
Amortization of acquired intangibles, net	39,206	5,056	(70,338)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	152,106	158,987	209,788
Asset impairment and restructuring	24,872	37,273	1,068,906
Goodwill impairment	308,651	253,102	1,713,526
Total costs and expenses	5,204,939	6,023,514	9,771,333
Loss from operations	(917,861)	(1,070,006)	(2,796,449)
Other income (expense):
Interest expense	(288,466)	(246,588)	(198,147)
Interest income	2,265	3,517	3,373
Gain on sales of marketable equity securities	17,883	—	—
(Loss) gain on early extinguishment of debt	(2,022)	(40,464)	773
Gain on sales of equity method investments	256,330	—	—
Miscellaneous income, net	1,619	23,493	3,306
Total other expense, net	(12,391)	(260,042)	(190,695)
Loss before income taxes	(930,252)	(1,330,048)	(2,987,144)
Income tax benefit	55,291	216,550	549,996
Net loss	$(874,961)	$(1,113,498)	$(2,437,148)
Basic loss per common share	$(3.95)	$(5.04)	$(11.06)
Diluted loss per common share	$(3.95)	$(5.04)	$(11.06)
Weighted average shares - basic	221,400,658	220,883,103	220,261,555
Weighted average shares - diluted	221,400,658	220,883,103	220,261,555

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Net loss	$(874,961)	$(1,113,498)	$(2,437,148)
Other comprehensive (loss) income, net of tax:
Employee benefit plans:
Current year actuarial (loss) gain, net of income tax of $12,782, ($88,803) and ($516), for the years ended December 31, 2014, 2013 and 2012, respectively	(217,211)	111,960	(651)
Prior service (cost) credit for period, net of income tax of $8,170, $0 and ($16,776), for the years ended December 31, 2014, 2013 and 2012, respectively	(13,497)	—	28,084
Less: reclassification adjustment for amounts reclassified to earnings due to amortization of net actuarial loss and settlements, net of income tax of ($926), ($1,657) and ($2,898), for the years ended December 31, 2014, 2013 and 2012, respectively	1,483	2,692	4,802
Less: reclassification adjustment for amounts reclassified to earnings due to amortization of prior service credit, net of income tax of $1,686, $1,459 and $241, for the years ended December 31, 2014, 2013 and 2012, respectively	(2,791)	(2,360)	(400)
Cash flow hedges:
Unrealized (losses) gains related to cash flow hedges, net of income tax of $0, $625 and ($8,272), for the years ended December 31, 2014, 2013 and 2012, respectively	—	(971)	13,812
Less: reclassification adjustment for amounts reclassified to earnings related to settlement of cash flow hedges, net of income tax of $1,469, $1,244 and $6,215, for the years ended December 31, 2014, 2013 and 2012, respectively	(2,341)	(1,843)	(10,390)
Available-for-sale marketable securities:
Unrealized holding gains (losses) arising during the period, net of income tax of ($6,976), $49 and ($185), for the years ended December 31, 2014, 2013 and 2012, respectively	10,587	(74)	309
Less: reclassification adjustment for (gains) losses reclassified to earnings, net of tax of $7,099, ($30), and $200, for the years ended December 31, 2014, 2013 and 2012, respectively	(10,783)	46	(334)
Total other comprehensive (loss) income, net of tax	(234,553)	109,450	35,232
Total comprehensive loss	$(1,109,514)	$(1,004,048)	$(2,401,916)

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$741,186	$619,644
Trade accounts receivable, net	314,015	287,655
Inventories, net	237,945	304,863
Short-term marketable securities	405,169	337,069
Prepaid expenses and other current assets	177,999	439,193
Total current assets	1,876,314	1,988,424
Property, equipment and mine development costs (net of accumulated depreciation and amortization of $2,321,444 and $2,355,425, respectively)	1,425,667	1,798,648
Owned and leased mineral rights and land (net of accumulated depletion of $1,265,901 and $1,167,912, respectively)	6,916,307	7,157,506
Goodwill, net	—	308,651
Other acquired intangibles (net of accumulated amortization of $378,413 and $422,737, respectively)	97,169	158,465
Other non-current assets	420,691	387,564
Total assets	$10,736,148	$11,799,258
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$178,251	$29,169
Trade accounts payable	216,098	234,951
Accrued expenses and other current liabilities	615,200	978,695
Total current liabilities	1,009,549	1,242,815
Long-term debt	3,719,519	3,398,434
Pension and postretirement medical benefit obligations	1,236,986	990,124
Asset retirement obligations	538,008	728,575
Deferred income taxes	773,466	901,552
Other non-current liabilities	471,820	465,892
Total liabilities	7,749,348	7,727,392

Commitments and Contingencies (Note 23)

Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 233.7 million issued and 221.6 million outstanding at December 31, 2014 and 232.8 million issued and 221.0 million outstanding at December 31, 2013	2,337	2,328
Additional paid-in capital	8,211,122	8,185,222
Accumulated other comprehensive (loss) income	(291,701)	(57,148)
Treasury stock, at cost: 12.1 million and 11.8 million shares at December 31, 2014 and December 31, 2013, respectively	(273,198)	(271,737)
Accumulated deficit	(4,661,760)	(3,786,799)
Total stockholders’ equity	2,986,800	4,071,866
Total liabilities and stockholders’ equity	$10,736,148	$11,799,258

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	December 31,
	2014	2013	2012
Operating activities:
Net loss	$(874,961)	$(1,113,498)	$(2,437,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	750,776	865,021	1,037,575
Amortization of acquired intangibles, net	39,206	5,056	(70,338)
Amortization of debt issuance costs and accretion of debt discount	54,285	51,217	43,745
Mark-to-market adjustments for derivatives	25,752	6,213	(2,795)
Accretion of asset retirement obligations	47,698	60,274	65,548
Stock-based compensation	27,371	25,873	9,881
Employee benefit plans, net	57,972	56,982	72,465
Loss (gain) on early extinguishment of debt	2,022	40,464	(773)
Change in future costs of asset retirement obligations	(107,263)	(66,521)	(157,173)
Deferred income taxes	(40,477)	(212,361)	(554,575)
(Gain) loss on disposal of property, plant and equipment	(19,339)	7,851	(4,782)
Gain on sale of equity method investments	(256,330)	—	—
Gain on sales of marketable equity securities	(17,883)	—	—
Asset impairment and restructuring	24,872	37,273	1,068,906
Goodwill impairment	308,651	253,102	1,713,526
Other, net	10,300	(4,497)	(32,406)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(26,360)	130,511	229,882
Inventories, net	66,589	89,364	93,962
Prepaid expenses and other current assets	98,344	48,717	230,259
Other non-current assets	4,281	3,233	(7,549)
Trade accounts payable	(11,540)	(30,430)	(246,228)
Accrued expenses and other current liabilities	(359,310)	105,199	(407,128)
Pension and postretirement medical benefit obligations	(41,774)	(53,527)	(53,008)
Asset retirement obligations	(55,520)	(44,862)	(50,313)
Other non-current liabilities	8,779	(151,636)	(23,114)
Net cash (used in) provided by operating activities	(283,859)	109,018	518,419

Investing activities:
Capital expenditures	(185,038)	(215,661)	(402,377)
Acquisition of mineral rights under federal lease	(42,130)	(42,130)	(95,765)
Purchases of marketable securities	(679,394)	(900,471)	(555,096)
Sales of marketable securities	697,929	857,000	352,112
Purchase of equity method investments	—	—	(10,100)
Proceeds from sale of property, plant and equipment	93,033	10,605	38,250
Proceeds from sales of equity method investments, net	112,232	—	—
Other, net	1,717	—	—
Net cash used in investing activities	(1,651)	(290,657)	(672,976)

Financing activities:
Proceeds from borrowings on long-term debt	500,000	1,306,677	494,795
Principal repayments of long-term debt	(37,554)	(1,176,332)	(160,157)
Principal repayments of capital lease obligations	(19,475)	(16,136)	(6,490)
Debt issuance and modification costs	(28,938)	(36,659)	(16,361)
Common stock repurchases	(1,461)	(1,435)	(7,507)
Other, net	(5,520)	(5,555)	(4,882)
Net cash provided by financing activities	407,052	70,560	299,398
Net increase (decrease) in cash and cash equivalents	121,542	(111,079)	144,841
Cash and cash equivalents at beginning of period	619,644	730,723	585,882
Cash and cash equivalents at end of period	$741,186	$619,644	$730,723

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in thousands)

Supplemental cash flow information:
Cash paid for interest	$197,050	$191,178	$144,958
Cash paid for income taxes	$1,250	$2,120	$5,038
Cash received for income tax refunds	$8,466	$389	$38,934
Supplemental disclosure of non-cash investing and financing activities:
Capital leases - equipment	$11,323	$8,153	$53,192
Accrued capital expenditures	$26,845	$22,275	$17,652

See accompanying Notes to Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock at Cost	Income (Loss)	Deficit)	Equity
Balances, December 31, 2011	231,023	$2,310	$8,073,512	$(262,795)	$(201,830)	$(236,153)	$7,375,044
Net loss	—	—	—	—	—	(2,437,148)	(2,437,148)
Other comprehensive income (loss), net	—	—	—	—	35,232	—	35,232
Exercise of stock options	16	—	176	—	—	—	176
Stock-based compensation and net issuance of common stock for share vesting	1,195	12	2,006	(7,507)	—	—	(5,489)
Balances, December 31, 2012	232,234	$2,322	$8,075,694	$(270,302)	$(166,598)	$(2,673,301)	$4,967,815
Net loss	—	—	—	—	—	(1,113,498)	(1,113,498)
Other comprehensive income (loss), net	—	—	—	—	109,450	—	109,450
Equity component of convertible debt, net of income tax	—	—	83,131	—	—	—	83,131
Stock-based compensation and net issuance of common stock for share vesting	578	6	26,397	(1,435)	—	—	24,968
Balances, December 31, 2013	232,812	$2,328	$8,185,222	$(271,737)	$(57,148)	$(3,786,799)	$4,071,866
Net loss	—	—	—	—	—	(874,961)	(874,961)
Other comprehensive income (loss), net	—	—	—	—	(234,553)	—	(234,553)
Stock-based compensation and net issuance of common stock for share vesting	922	9	25,900	(1,461)	—	—	24,448
Balances, December 31, 2014	233,734	$2,337	$8,211,122	$(273,198)	$(291,701)	$(4,661,760)	$2,986,800

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

At December 31, 2014, the Company’s coal operations consisted of 45 deep and 15 surface mines located in Virginia, West Virginia, Pennsylvania, Kentucky and Wyoming. At December 31, 2014, the Company had approximately 8,900 employees, of which 11% are affiliated with union representation with the United Mine Workers of America (“UMWA”). The Company’s union represented employees are primarily located in Virginia, West Virginia and Pennsylvania.

On December 30, 2014, the Company announced that its subsidiary AMFIRE Mining Company, LLC had completed the divestiture of substantially all of its assets to Rosebud Mining Company. The transaction included total consideration of approximately $87,159, including gross cash proceeds of $75,134 and the assumption of certain liabilities. The assets, which included ten mines and four preparation plants and loadouts, were located in Pennsylvania. The Company recognized a gain in cost of coal sales of $9,777 on the sale.

Basis of Presentation

The consolidated financial statements include Alpha and its majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2013 and 2012 Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held with reputable depository institutions and highly liquid, short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair market value. The Company’s cash equivalents consist of money market funds that are maintained in highly rated funds at December 31, 2014.

Marketable Securities

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company classifies its marketable securities as trading or available-for-sale. These securities are recorded initially at cost and adjusted to fair value at each reporting date. Unrealized gains and losses resulting from fair value adjustments to available-for-sale securities are classified as a separate component of stockholders’ equity. Unrealized gains and losses resulting from fair value adjustments to trading securities are recorded in current period earnings or loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. Marketable securities with maturities of one year or less are reported in short-term marketable securities. Marketable securities with maturities of greater than one year are reported in other non-current assets. See Note 7 for further disclosures related to marketable securities.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. The Company regularly reviews its accounts receivable balances and establishes or adjusts the allowance as necessary primarily using the specific identification method. The allowance for doubtful accounts was $5,701 and $6,206 at December 31, 2014 and 2013, respectively. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Advanced Mining Royalties

Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. The Company regularly reviews recoverability of advance mining royalties and establishes or adjusts the allowance for advance mining royalties as necessary using the specific identification method. Advance royalty balances are generally charged off against the allowance when they are no longer recoupable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The changes in the allowance for advance mining royalties were as follows:

Balance at December 31, 2011	$20,373
Provision for non-recoupable advance mining royalties	8,913
Write-offs of advance mining royalties	(1,484)
Balance at December 31, 2012	27,802
Provision for non-recoupable advance mining royalties	3,425
Write-offs of advance mining royalties	(3,883)
Balance at December 31, 2013	27,344
Provision for non-recoupable advance mining royalties	12,767
Write-offs of advance mining royalties	(6,339)
Balance at December 31, 2014	$33,772

Property, Equipment and Mine Development Costs

Costs for mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. Mine development costs include costs incurred for site preparation and development of the mines during the development stage less any incidental revenue generated during the development stage. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to 20 years. Leasehold improvements are amortized using the straight-line method, over the shorter of the estimated useful lives or term of the lease. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in cost of coal sales.

Owned and Leased Mineral Rights and Land

Costs to obtain owned and leased mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method. Only proven and probable reserves are included in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying Consolidated Statements of Operations and was $230,740, $266,642, and $325,999 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

In addition, the application of acquisition accounting also resulted in the Company recording intangible assets related to mining permits and covenants not-to-compete, which are reported in other acquired intangibles in the Consolidated Balance Sheets. Amortization of other acquired intangible assets was $61,295, $71,867, and $113,750 of expense and amortization of coal supply agreement liabilities was a credit to expense of ($22,089), ($66,811), and ($184,088), equating to a net expense (credit) of $39,206, $5,056 and ($70,338) for the years ended December 31, 2014, 2013 and 2012, respectively, which is reported as amortization of acquired intangibles, net in the Consolidated Statements of Operations. Future net amortization expense related to acquired intangibles is expected to be as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2015	$32,304
2016	24,522
2017	5,353
2018	(357)
2019	(243)
Thereafter	3,432
Total net future amortization expense	$65,011

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets of acquired companies. Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. The Company performs its goodwill impairment testing as of October 31 of each year or sooner if indicators of impairment are present. During 2014, 2013 and 2012, the Company performed interim goodwill impairment tests as of June 1, 2014, February 28, 2014, August 1, 2013 and June 1, 2012.

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

Asset Retirement Obligations

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations, estimated costs to reclaim support acreage, treat mine water discharge and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the liability at operations that are not currently being reclaimed are offset by increasing or decreasing the carrying amount of the related long-lived asset. Changes to the liability at operations that are currently being reclaimed are recorded to cost of coal sales. Over time, the liability is accreted and any capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations. See Note 15 for further disclosures related to asset retirement obligations.

Income Taxes

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including the scheduled reversals of deferred tax liabilities, projected future taxable income, taxable income available via carryback to prior years, tax planning strategies, and results of recent operations. Due to the significant negative evidence of cumulative losses in recent years, the Company is unable to utilize estimates of future earnings to support the realization of its deferred tax assets. Therefore, the company is currently relying primarily on income resulting from expected future deferred tax liability reversals, along with carryback opportunities and prudent tax strategies to support the realization of deferred tax assets. If deferred tax assets increase relative to our deferred tax liabilities or circumstances change regarding the reversal patterns of existing deferred balances, the Company would be required to establish additional valuation allowances. See Note 19 for further disclosures related to income taxes.

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

Deferred Financing Costs

The costs to obtain new debt financing or amend existing financing agreements are generally deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the effective interest method. Unamortized deferred financing costs are included in other non-current assets in the Consolidated Balance Sheets.

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

Workers’ Compensation

The Company is self-insured for workers’ compensation claims at certain of its operations and is covered by third-party insurance providers at other locations. The liabilities for workers’ compensation claims that are self-insured by the Company are estimates of the ultimate losses incurred based on the Company’s experience, and include a provision for incurred but not reported losses. Adjustments to the probable ultimate liabilities are made annually based on an actuarial study and adjustments to the liability are recorded based on the results of this study. These obligations are included in the Consolidated Balance Sheets as accrued expenses and other current liabilities and other non-current liabilities. See Note 20 for further disclosures related to workers’ compensation liabilities.

Black Lung Benefits

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. The Company is self-insured at certain locations and covered by a third party insurance provider at other locations. Charges are made to operations for self-insured black lung claims, as determined by an independent actuary at the present value of the actuarially computed liability for such benefits over the employee’s applicable term of service. The Company recognizes in its balance sheet the amount of the Company’s unfunded Accumulated Benefit Obligation (“ABO”) at the end of the year. Amounts recognized in accumulated other comprehensive income (loss) are adjusted out of accumulated other comprehensive

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

income (loss) when they are subsequently recognized as components of net periodic benefit cost. See Note 20 for further disclosures related to black lung benefits.

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

Equity Method Investments

Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, the affiliate’s operating activities are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in the Consolidated Statements of Operations in miscellaneous income, net, with a corresponding entry to increase or decrease the carrying value of the investment.

New Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted and the Company adopted ASU 2014-08 during the year ended December 31, 2014. Adoption of the standard did not have a material impact on the Company's results of operations.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is still evaluating the effect of the standard on its ongoing financial reporting.

On June 19, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The standard requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and the Company adopted ASU 2014-12 during the year ended December 31, 2014. Adoption of the standard did not have a material impact on the Company's results of operations.

(3) Mergers and Acquisitions

On June 1, 2011, the Company completed its acquisition of 100% of the outstanding common stock of Massey Energy Company (“Massey”), a coal producer with operations located primarily in Virginia, West Virginia, and Kentucky.

The Consolidated Statements of Operations include acquisition related expenses (on a pre-tax basis) of $34,736 in cost of coal sales, $11,418 in selling, general and administrative, and ($32,418) of net other expenses for the year ending December 31, 2012. Expenses included in cost of coal sales consisted of $3,968 related to the impact of acquisition accounting and related fair value adjustments to coal inventory, $1,468 of expenses for benefit integration activities and employee severance, and $29,300 of expenses for contractual settlement-related matters for the year ending December 31, 2012. Expenses included in selling, general and administrative were $10,209 for professional fees related to legal, financing and integration services and $1,209 in expenses for benefits alignment and employee severance for the year ending December 31, 2012. The net other expense of ($32,418) for the year ending December 31, 2012 was recorded for contract-related matters related to coal contracts assumed from Massey.

(4) Accumulated Other Comprehensive Income (Loss)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables summarize the changes to accumulated other comprehensive income (loss) during the years ended December 31, 2014, 2013, and 2012:

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance December 31, 2014
Employee benefit costs	$(59,102)	$(230,708)	$(1,308)	$(291,118)
Cash flow hedges	1,941	—	(2,341)	(400)
Available-for-sale marketable securities	13	10,587	(10,783)	(183)
	$(57,148)	$(220,121)	$(14,432)	$(291,701)

	Balance December 31, 2012	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance December 31, 2013
Employee benefit costs	$(171,394)	$111,960	$332	$(59,102)
Cash flow hedges	4,755	(971)	(1,843)	1,941
Available-for-sale marketable securities	41	(74)	46	13
	$(166,598)	$110,915	$(1,465)	$(57,148)

	Balance December 31, 2011	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance December 31, 2012
Employee benefit costs	$(203,229)	$27,433	$4,402	$(171,394)
Cash flow hedges	1,333	13,812	(10,390)	4,755
Available-for-sale marketable securities	66	309	(334)	41
	$(201,830)	$41,554	$(6,322)	$(166,598)

The following table summarizes the amounts reclassified from accumulated other comprehensive income (loss) and the Consolidated Statement of Operations line items affected by the reclassification during the years ended December 31, 2014, 2013, and 2012:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item in the Consolidated Statements of Operations
	Year Ended December 31,
	2014	2013	2012
Employee benefit costs:
Amortization of actuarial loss	$258	$4,561	$6,493	(1)
Amortization of prior service credit	(4,477)	(3,819)	(641)	(1)
Other	2,151	(212)	1,207	(1)
Total before income tax	(2,068)	530	7,059
Income tax expense (benefit)	760	(198)	(2,657)	Income tax benefit
Total, net of income tax	$(1,308)	$332	$4,402

Cash flow hedges:
Commodity swaps-coal	$(4,189)	$(4,111)	$(1,865)	Coal revenues
Commodity swaps-diesel fuel	379	2,777	(10,256)	Cost of coal sales
Commodity swaps-natural gas	—	(1,865)	(4,484)	Other revenues
Commodity options-natural gas	—	112	—	Other revenues
Total before income tax	(3,810)	(3,087)	(16,605)
Income tax benefit	1,469	1,244	6,215	Income tax benefit
Total, net of income tax	$(2,341)	$(1,843)	$(10,390)

Available-for-sale marketable securities:
Realized gains (losses)	$(17,882)	$76	$(534)	Gain on sales of marketable equity securities (2014), Interest income (2013 and 2012)
Income tax expense (benefit)	7,099	(30)	200	Income tax benefit
Total, net of income tax	$(10,783)	$46	$(334)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 20.

(5) Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s outstanding 4.875% convertible senior notes due 2020 (the “4.875% Convertible Notes”), 3.75% convertible senior notes due 2017 (the “3.75% Convertible Notes”), 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”), and 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”). The 4.875% Convertible Notes, 3.75% Convertible Notes, 2.375% Convertible Notes and 3.25% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances and in specified periods. The shares that would be issued to settle the conversion or conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money or the notes are otherwise convertible, and the effect is dilutive. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6) Inventories, net

Inventories, net consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Raw coal	$38,301	$39,830
Saleable coal	121,590	171,240
Materials, supplies and other, net	78,054	93,793
Total inventories, net	$237,945	$304,863

(7) Marketable Securities

In 2010, the Company entered into a 50/50 joint venture (the “Alpha Shale JV”) with Rice Drilling C LLC, a wholly owned subsidiary of Rice Drilling B LLC, in order to develop a portion of Alpha’s Marcellus Shale natural gas holdings in southwest Pennsylvania. On December 6, 2013, the Company, Rice Drilling C LLC and Rice Energy Inc. (“Rice Energy”) entered into a transaction agreement (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company agreed to sell its 50% interest in the Alpha Shale JV to Rice Energy in exchange for total consideration of $300,000, consisting of $100,000 of cash and $200,000 of shares of Rice Energy common stock, based upon the price of Rice Energy’s common stock in its initial public offering (the “Offering”). On January 29, 2014, Rice Energy completed the Offering, and on the same date, issued the Company 9,523,810 shares of common stock and paid $100,000 in cash. The sale of the Company's interest in Alpha Shale resulted in a gain of $250,330 in the first quarter of 2014. During 2014, the Company sold approximately 3.5 million shares of Rice Energy common stock in exchange for $90,882 of cash and recorded a gain of $17,883. The Rice Energy common stock is accounted for as an available for sale marketable security and reported within other non-current assets on the Consolidated Balance Sheet as of December 31, 2014.
Short-term marketable securities consisted of the following:

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$80,087	$13	$(7)	$80,093
Corporate debt securities (a)	325,202	5	(131)	325,076
Total short-term marketable securities	$405,289	$18	$(138)	$405,169

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$81,484	$17	$(4)	$81,497
Corporate debt securities (a)	255,567	49	(44)	255,572
Total short-term marketable securities	$337,051	$66	$(48)	$337,069

(a)	Unrealized gains and losses are recorded as component of stockholders’ equity.

Long-term marketable securities included in other non-current assets, consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$127,001	$—	$(181)	$126,820
Money market and mutual funds held in rabbi trust (b)	7,433	4,661	(1,987)	10,107
Total long-term securities	$134,434	$4,661	$(2,168)	$136,927

	December 31, 2013
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Money market and mutual funds held in rabbi trust (b)	$7,261	$3,637	$(1,568)	$9,330

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(8) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2014	2013
Prepaid insurance	$11,445	$12,273
Insurance and indemnification receivables (1)	41,283	195,228
Notes and other receivables	6,771	10,381
Deferred income taxes - current	54,451	118,757
Deferred long wall move expenses	9,309	10,766
Refundable income taxes	13,532	19,708
Prepaid freight	20,417	26,445
Deposits	8,834	13,671
Other prepaid expenses	11,957	31,964
Total prepaid expenses and other current assets	$177,999	$439,193

(1)	See Note 13.

(9) Property, Equipment and Mine Development Costs

Property, equipment, and mine development costs consisted of the following:

	December 31,
	2014	2013
Plant and mining equipment	$3,351,521	$3,731,282
Mine development	281,594	299,334
Office equipment, software and other	49,784	61,000
Construction in progress	64,212	62,457
Total property, equipment and mine development costs	3,747,111	4,154,073
Less accumulated depreciation and amortization	2,321,444	2,355,425
Total property, equipment and mine development costs, net	$1,425,667	$1,798,648

Included in plant and mining equipment are assets under capital leases totaling $100,540 and $92,105 with accumulated depreciation of $43,940 and $26,715 as of December 31, 2014 and December 31, 2013, respectively.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Depreciation and amortization expense associated with property, equipment and mine development costs was $520,036, $598,380 and $711,577 for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest costs applicable to major asset additions are capitalized during the construction period. During the year ended December 31, 2012 interest costs of $1,194 were capitalized.

As of December 31, 2014, the Company had commitments to purchase approximately $22,381 of new equipment, expected to be acquired at various dates in 2015.

(10) Asset Impairment and Restructuring

A long-lived asset group that is held and used is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset or asset group might not be recoverable. As a result of a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates and announcements made regarding plans to curtail certain coal mining operations, the Company determined that indicators of impairment with respect to certain of its long-lived assets or asset groups existed during the years ended December 31, 2014, 2013, and 2012. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. The Company’s asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated coal reserves.

The Company performed long-lived asset impairment tests as of December 31, 2014, September 30, 2014, June 1, 2014, February 28, 2014, December 31, 2013, August 1, 2013 and June 1, 2012 and determined that the undiscounted cash flows were less than the carrying value for certain asset groups. The Company estimated the fair value of these asset groups using a discounted cash flow analysis utilizing market-place participant assumptions. To the extent that the carrying values of the asset groups exceeded their fair value, the Company recorded an asset impairment charge.

For the year ended December 31, 2014, the Company recorded severance and other expenses of $15,100 in its Eastern Coal Operations segment and impairment expenses of $9,772 related to certain other non-current assets within the Company’s All Other category.

For the year ended December 31, 2013, the Company recorded long-lived asset impairment charges totaling $1,890 related to mineral reserves in an asset group in its All Other segment. The Company also recorded severance expenses of $15,756, professional fees and other expenses of $9,627, and reserved $10,000 for other non-current assets which may not be recoverable.

For the year ended December 31, 2012, the Company recorded long-lived asset impairment charges totaling $1,000,453, of which $994,876 was recorded for asset groups in its Eastern Coal Operations segment and $5,577 was recorded for an asset group in its All Other segment. The long-lived asset impairment charges reduced the carrying values of mineral reserves $714,580, property, plant and equipment $281,357, and other acquired intangibles $4,516. The Company also recorded severance expenses of $33,856, professional fees and other expenses of $13,636, lease termination costs of $13,445 and reserved $7,516 for advanced royalties, deposits and other assets which may not be recoverable.

(11) Goodwill and Other Acquired Intangibles, Net

	Balance as of December 31, 2013	Impairments	Balance as of December 31, 2014
Goodwill:
Eastern operations	$3,024,308	$—	$3,024,308
Accumulated impairment losses:
Eastern operations	$(2,715,657)	$(308,651)	$(3,024,308)
Goodwill, net:
Eastern operations	$308,651	$(308,651)	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Balance as of December 31, 2012	Impairments/Disposals	Balance as of December 31, 2013
Goodwill:
Eastern operations	$3,024,308	$—	$3,024,308
Western operations	53,308	—	53,308
All other	5,912	(5,912)	—
Total goodwill	$3,083,528	$(5,912)	$3,077,616

Accumulated impairment losses:
Eastern operations	$(2,462,555)	$(253,102)	$(2,715,657)
Western operations	(53,308)	—	(53,308)
All other	—	—	—
Total accumulated impairment losses	$(2,515,863)	$(253,102)	$(2,768,965)

Goodwill, net:
Eastern operations	$561,753	$(253,102)	$308,651
Western operations	—	—	—
All other	5,912	(5,912)	—
Total goodwill, net	$567,665	$(259,014)	$308,651

The Company performs its annual goodwill impairment test as of October 31 of each year. Interim goodwill impairment tests are performed as conditions warrant. During the first half of 2012, domestic and international coal markets declined as a result of slowing economic activity, fuel switching for electricity generation due to low priced natural gas and U.S. environmental regulations that discourage the use of coal. By June 1, 2012, due to the declining markets and the restructuring actions taken by the Company, the Company updated projections of production volumes and cash operating costs. These events, combined with the Company’s assessment of its long-lived assets for impairment as of June 1, 2012, triggered an interim goodwill impairment test in 2012. Additionally, during 2013, the Company performed an interim goodwill impairment test due primarily to a longer than expected recovery in the metallurgical coal markets and lower production and shipment levels compared with previous estimates and the Company’s assessment of its long-lived assets for impairment as of August 1, 2013. During 2014, the Company performed interim goodwill impairment tests as of June 1 and February 28 due primarily to the Company's assessment of its long-lived assets for impairment as of those dates and continued weakness in the global metallurgical coal markets, which indicated that the fair value of a reporting unit within its eastern coal operations may have been below its carrying value.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As a result of applying the approach discussed above at its interim impairment testing dates of June 1, 2014 and August 1, 2013, its annual impairment testing date of October 31, 2012 and the interim impairment testing date of June 1, 2012, the Company recorded impairment charges of $308,651, $253,102, $188,194, and $1,525,332, respectively, to reduce the carrying value of goodwill to its implied fair value. The impairment charges related to the Company’s Eastern Coal Operations were $308,651, $253,102, $188,194, and $1,472,024 at June 1, 2014, August 1, 2013, October 31, 2012, and June 1, 2012, respectively. The impairment charge related to the Company’s Western Coal Operations was $53,308 at June 1, 2012.

Other Acquired Intangibles:

	December 31, 2014
	Acquisition value	Accumulated amortization	Balance, net
Assets:
Above-market coal supply and transportation agreements	$374,509	$(305,003)	$69,506
Mining permits	101,073	(73,410)	27,663
Total (1)	$475,582	$(378,413)	$97,169

Liabilities:
Below-market coal supply agreements (2)	$580,327	$(548,169)	$32,158

	December 31, 2013
	Acquisition value	Accumulated amortization	Balance, net
Assets:
Above-market coal supply and transportation agreements	$479,361	$(365,448)	$113,913
Mining permits	101,841	(57,289)	44,552
Total (1)	$581,202	$(422,737)	$158,465

Liabilities:
Below-market coal supply agreements (2)	$605,281	$(551,035)	$54,246

(1)	Reported as other acquired intangibles in the Consolidated Balance Sheets.

(2)	Reported in other long-term liabilities in the Consolidated Balance Sheets.

(12) Other Non-current Assets

Other non-current assets consisted of the following:

	December 31,
	2014	2013
Marketable securities - long term (1)	$136,927	$9,330
Unamortized deferred financing costs, net	96,682	94,672
Advance mining royalties, net	51,530	60,310
Virginia tax credit, net	21,469	22,124
Equity method investments (2)	71,224	151,382
Insurance receivables	20,337	24,281
Other	22,522	25,465
Total other non-current assets	$420,691	$387,564

(1)	See Note 7.

(2)	The equity method investment balances include the company’s Marcellus gas joint venture with EDF Trading Resources, LLC, a fifty percent owner with Alpha.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(13) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Wages and employee benefits	$111,627	$117,561
Current portion of asset retirement obligations	102,493	70,851
Taxes other than income taxes	108,504	123,361
Interest payable	45,612	22,321
Current portion of postretirement medical benefit obligations	46,678	46,678
Deferred revenue	27,488	41,250
Litigation (1)	51,280	447,214
Other	121,518	109,459
Total accrued expenses and other current liabilities	$615,200	$978,695
(1) The Company has recorded related receivables of $41,283 and $195,228 from insurance coverage and indemnifications in prepaid expenses and other current assets at December 31, 2014 and 2013, respectively.

(14) Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2014	2013
2.375% convertible senior notes due 2015	$44,458	$65,889
3.25% convertible senior notes due 2015	109,201	128,182
3.75% convertible senior notes due 2017	345,000	345,000
9.75% senior notes due 2018	500,000	500,000
6.00% senior notes due 2019	800,000	800,000
4.875% convertible senior notes due 2020	345,000	345,000
7.50% senior secured second lien notes due 2020	500,000	—
Term loan due 2020	614,062	620,313
6.25% senior notes due 2021	700,000	700,000
Other	61,344	73,305
Debt discount, net	(121,295)	(150,086)
Total long-term debt	$3,897,770	$3,427,603
Less current portion	(178,251)	(29,169)
Long-term debt, net of current portion	$3,719,519	$3,398,434

Fifth Amended and Restated Credit Agreement

On September 24, 2014, the Company entered into an amendment and restatement of the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Credit Agreement” or the “Fifth Amended and Restated Credit Agreement”). The amendment, among other things:

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

•
reduces the amount of the Extended Maturity Revolver Facility Commitments by 25% to $618,000 and provides for an increase in the interest rate payable to holders of the Extended Maturity Revolver Facility Commitments on borrowings under the revolving credit facility, effective as of the date of the amendment; and

•
makes other changes to the Fourth Amended and Restated Credit Agreement, including eliminating the interest coverage financial covenant previously scheduled to apply starting in the first quarter of 2016, extending the minimum liquidity covenant through September 30, 2017, accelerating the date by which certain real property is added as collateral and adding provisions to facilitate future extensions and refinancings under the Fifth Amended and Restated Credit Agreement.

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
 Certain Covenants and Events of Default. The Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, restrict Alpha’s ability and the ability of Alpha’s subsidiaries to:

•	make investments, loans and acquisitions;

•	incur additional indebtedness;

•	incur liens;

•	consolidate or merge;

•	sell assets, including capital stock of its subsidiaries;

•	pay dividends on its capital stock or redeem, repurchase or retire its capital stock or certain of its other indebtedness;

•	engage in transactions with its affiliates;

•	materially alter the business it conducts; and

•	create restrictions on the payment of dividends or other amounts to Alpha from Alpha’s restricted subsidiaries.

The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including a cross-default provision in respect of any other indebtedness that has an aggregate principal amount exceeding $25,000.
As of December 31, 2014, the carrying value of the Term Loan Facility was $611,655, net of debt discount of $2,407, with $6,250 classified as current portion of long-term debt. As of December 31, 2013, the carrying value of the Term Loan Facility was $617,460, net of debt discount of $2,853, with $6,250 classified as current portion of long-term debt. There were no borrowings outstanding under the Revolving Facility as of December 31, 2014 or 2013. Letters of credit outstanding at December 31, 2014 and 2013 under the Revolving Facility were $177,249 and $133,975, respectively.
Fourth Amended and Restated Credit Agreement

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

On May 22, 2013, the Company entered into a Fourth Amended and Restated Credit Agreement, which was subsequently amended in October 2013 and May 2014, with the lenders party thereto, the issuing banks party thereto, Citicorp North America, Inc., as administrative agent and as collateral agent, and all other parties thereto from time to time. The Fourth Amended and Restated Credit Agreement amended and restated the Company’s Third Amended and Restated Credit Agreement, dated as of May 19, 2011, as amended June 26, 2012 (the “Third Amended and Restated Credit Agreement”).
The Fourth Amended and Restated Credit Agreement included a $625,000 senior secured term loan B facility (the “Term Loan Facility”), which matures on May 22, 2020, amortizes in quarterly installments at a rate of 1.0% per year and bears an interest rate at the Company’s option of either LIBOR plus a margin of 2.75% (subject to a LIBOR floor of 0.75%) or an Alternate Base Rate (ABR) plus a margin of 1.75% (subject to an ABR floor of 1.75%). The interest rate in effect as of December 31, 2014 and 2013 was 3.50%. In addition to paying interest on outstanding principal under the Fourth Amended and Restated Credit Agreement, Alpha is required to pay a commitment fee to the lenders under the senior secured revolving facility (the “Revolving Facility”) in respect of the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum, subject to adjustment each fiscal quarter based on Alpha’s consolidated leverage ratio for the preceding fiscal quarter. Alpha must also pay customary letter of credit fees and agency fees.
The proceeds of the Term Loan Facility were used to repay the entire $525,000 aggregate principal amount of the Company’s outstanding obligations under its term loan A facility under the Third Amended and Restated Credit Agreement, which would have matured on June 30, 2016, with the balance used to pay fees and expenses and for general corporate purposes. The Company recorded a loss on early extinguishment of debt of $9,044, primarily related to certain fees incurred in the transactions and the write off of certain outstanding deferred fees.
The principal changes to the Third Amended and Restated Credit Agreement effected by the Fourth Amended and Restated Credit Agreement included increasing the previous revolving facility from $1,000,000 to $1,100,000 through its maturity date of June 30, 2016 and modifying the financial covenants by:

•
modifying the interest coverage ratio covenant from 2.25 to 1.50 through 2013, from 2.50 to 1.50 during 2014 and from 2.50 to 2.00 from 2015 through the maturity date of the revolving credit facility (June 30, 2016);

•	eliminating the leverage ratio covenant;

•	extending the applicability of the senior secured leverage ratio of 2.50 through the maturity date of the revolving credit facility; and

•	reducing the minimum liquidity covenant, which applied until December 31, 2014, from $500,000 to $300,000;

Additionally, the terms of the Fourth Amended and Restated Credit Agreement (i) further restricted the ability of the Company and its subsidiaries to make investments, loans and acquisitions, incur additional indebtedness, and pay dividends on its capital stock or redeem, repurchase or retire its capital stock; and (ii) require the Company to provide additional collateral to secure the obligations under the Fourth Amended and Restated Credit Agreement, consisting of receivables previously securing the Second Amended and Restated Receivables Purchase Agreement.

On October 2, 2013, the Company entered into an amendment (“Amendment No. 1”) to the Fourth Amended and Restated Credit Agreement which eliminated the interest coverage ratio through the end of 2014, and modified the interest coverage ratio from 2.00 to 1.25 during 2015 and from 2.00 to 1.50 during the first two quarters of 2016.

On May 7, 2014, the Company entered into an amendment (“Amendment No. 2”) to the Fourth Amended and Restated Credit Agreement. The principal changes to the Fourth Amended and Restated Credit Agreement effected by Amendment No. 2 include the following: suspending the interest coverage ratio until the first quarter of 2016, replacing the senior secured leverage ratio with a first lien senior secured leverage ratio, reducing the size of the restricted payment basket, extending the minimum liquidity covenant through the end of 2015, increasing by $400,000 the amount of additional debt permitted to be incurred either pursuant to the “accordion” feature of the Fourth Amended and Restated Credit Agreement or a notes offering, and requiring the first $800,000 of additional debt incurred pursuant to the accordion or a notes offering (including the debt represented by the 7.50% senior secured second lien notes due 2020 issued in May 2014) to be unsecured debt or second lien secured debt.

Indenture and New Senior Secured Second Lien Notes

On May 20, 2014, Alpha, certain of Alpha’s wholly owned domestic subsidiaries, as guarantors (collectively, the “Guarantors”), and Wilmington Trust, National Association (“Wilmington Trust”), as trustee, entered into an indenture (the “Indenture”) governing Alpha’s newly issued 7.50% senior secured second lien notes due 2020 (the “New Secured Notes”) at

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

100% of par value. The New Secured Notes pay interest semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2015, at a rate of 7.50% per year, and will mature on August 1, 2020.

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

Accounts Receivable Securitization Facility

On September 19, 2014, ANR Second Receivables Funding, LLC (“ANR Second Receivables Funding”), a special purpose indirect subsidiary of the Company, entered into a Credit and Security Agreement (the “A/R Facility”) with General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender (as defined therein) and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (as defined therein). Under the A/R Facility, ANR Second Receivables Funding may borrow cash from the Lenders or cause the LC Lenders to issue letters of credit, on a revolving basis, in an amount up to $200,000, subject to certain limitations set forth therein. The funding pursuant to the A/R Facility is available through the earlier of September 19, 2018 or 90 days prior to the earliest scheduled maturity date of: (1) the Fourth Amended and Restated Credit Agreement, with Citicorp North America, Inc. and all other parties thereto from time to time, as such maturity date may be amended from time to time in a manner that meets the requirements set forth in the A/R Facility (which requirements were met by the amendment described above under the caption “Fifth Amended and Restated Credit Agreement”), (2) any successor to, or replacement of, the Fourth Amended and Restated Credit Agreement meeting the requirements set forth in the A/R Facility, or (3) the earliest

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

scheduled maturity date of any obligations for Indebtedness (as defined therein) (a) maturing after December 31, 2015, and (b) having an outstanding principal balance in excess of $100,000 on such 90th day.

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

As of December 31, 2014, letters of credit outstanding were $34,969, no cash borrowing transactions had taken place and $165,031 was available under the A/R Facility.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner reflective of its’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the terms of the Convertible Notes, and provide for an effective interest rate of 8.49% in the case of the 3.75% Convertible Notes and 9.48% in the case of the 4.875% Convertible Notes. As of December 31, 2014, the carrying amount of the debt component was $302,378 in the case of the 3.75% Convertible Notes and $272,886 in the case of the 4.875% Convertible Notes, and the unamortized debt discount was $42,622 in the case of the 3.75% Convertible Notes and $72,114 in the case of the 4.875% Convertible Notes. As of December 31, 2013, the carrying amount of the debt component was $290,219 in the case of the 3.75% Convertible Notes and $264,283 in the case of the 4.875% Convertible Notes, and the unamortized debt discount was $54,781 in the case of the 3.75% Convertible Notes and $80,717 in the case of the 4.875% Convertible Notes.
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
The Convertible Notes were not convertible as of December 31, 2014 or 2013 and are classified as long-term debt as of December 31, 2014.
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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

As of December 31, 2014, the carrying values of the 2018 Notes, 2019 Notes and 2021 Notes were $497,779 (net of discount of $2,221), $800,000 and $700,000, respectively. As of December 31, 2013, the carrying values of the 2018 Notes, 2019 Notes and 2021 Notes were $496,547 (net of discount of $3,453), $800,000 and $700,000, respectively.
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
•pay dividends on Alpha’s or its subsidiaries’ capital stock or repurchase Alpha’s common stock;
•make certain investments;
•enter into certain types of transactions with affiliates;
•incur liens on certain assets to secure debt;
•limit dividends or other payments by its restricted subsidiaries to Alpha and its other restricted subsidiaries;
•consolidate, merge or sell all or substantially all of its assets; and
•make certain payments on Alpha’s or its subsidiaries’ subordinated debt.

 These covenants are subject to a number of important qualifications and exceptions. These covenants may not apply at any time after the Senior Notes are assigned a credit grade rating of at least BB+ (stable) from Standard & Poor’s Ratings Services and of at least Ba1 (stable) from Moody’s Investor Service, Inc.
3.25% Convertible Senior Notes due 2015
As a result of the Massey Acquisition, the Company became a guarantor of Massey’s 3.25% Convertible Notes, with aggregate principal outstanding at June 1, 2011 of $659,063. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semi-annually in arrears on August 1 and February 1 of each year. The 3.25% Convertible Notes will mature on

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

August 1, 2015, unless earlier repurchased by the Company or converted. The 3.25% Convertible Notes had a fair value of $730,900 at the acquisition date. The Company accounts for the 3.25% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. As of December 31, 2014, the carrying amount of the debt was $108,225, net of debt discount of $976. As of December 31, 2013, the carrying amount of the debt was $125,142, net of debt discount of $3,040. As of December 31, 2014 and 2013, the carrying amount of the equity component totaled $110,375. The debt discount is being accreted over the four-year term of the 3.25% Convertible Notes, and provides for an effective interest rate of 4.21%.
The 3.25% Convertible Notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The 3.25% Convertible Notes are guaranteed on a senior unsecured basis by Massey’s subsidiaries (which are among the Company’s subsidiaries), other than certain minor subsidiaries of Massey. The 3.25% Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s non-guarantor subsidiaries, including trade payables. The 3.25% Convertible Notes are convertible in certain circumstances and beginning on February 1, 2015 at a conversion rate, subject to adjustment, of the value of 11.4560 shares of common stock per $1,000 principal amount of 3.25% Convertible Notes. From and after the effective date of the Massey Acquisition, the consideration deliverable upon conversion of the 3.25% Convertible Notes ceased to be based upon Massey common stock and instead became based upon Reference Property (as defined in the indenture governing the 3.25% Convertible Notes, (the “3.25% Convertible Notes Indenture”)) consisting of 1.025 shares of Alpha common stock (subject to adjustment upon the occurrence of certain events set forth in the 3.25% Convertible Notes Indenture) plus $10.00 in cash per share of Massey common stock. Upon conversion of the 3.25% Convertible Notes, holders will receive cash up to the principal amount of the notes being converted, and any excess conversion value will be delivered in cash, Reference Property, or a combination thereof, at the Company’s election.
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
The 3.25% Convertible Notes were not convertible as of December 31, 2014 or 2013 and are classified as short-term debt as of December 31, 2014.
2.375% Convertible Senior Notes Due April 15, 2015
As of December 31, 2014 and 2013, the Company had $44,458 and $65,889 aggregate principal amount of 2.375% convertible senior notes due April 15, 2015. The 2.375% Convertible Notes bear interest at a rate of 2.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, and will mature on April 15, 2015, unless previously repurchased by the Company or converted. The Company separately accounts for the liability and equity components of its 2.375% Convertible Notes under ASC 470-20, which requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The related deferred loan costs and discount are being amortized and accreted, respectively, over the seven-year term of the 2.375% Convertible Notes, and provide for an effective interest rate of 8.64%. As of December 31, 2014 and 2013, the carrying amounts of the debt component were $43,503 and $60,647, respectively. As of December 31, 2014 and 2013, the unamortized debt discount was $955 and $5,242, respectively. As of December 31, 2014 and 2013, the carrying amount of the equity component was $69,851.
The 2.375% Convertible Notes are the Company’s senior unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. The 2.375% Convertible Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness and all existing and future liabilities of the Company’s subsidiaries, including trade payables. The 2.375% Convertible Notes are convertible in certain circumstances and beginning on January 15, 2015 at an initial conversion rate of 18.2962 shares of common stock per one thousand principal amount of 2.375% Convertible Notes, subject to adjustment upon the occurrence of certain events set forth in the indenture governing the 2.375% Convertible Notes (the “2.375% Convertible Notes Indenture”). Upon conversion of the 2.375% Convertible Notes, holders will receive cash up to the principal amount of the notes to be converted, and any excess conversion value will be delivered in cash, shares of common stock or a combination thereof, at the Company’s election.
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
The 2.375% Convertible Notes were not convertible as of December 31, 2014 and 2013 and are classified as short-term debt as of December 31, 2014.
Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the year ended December 31, 2014, the Company completed the repurchase of approximately $21,431 of its outstanding 2.375% Convertible Notes and approximately $18,981 of its outstanding 3.25% Convertible Notes, each of which are due in 2015, and recorded a loss on early extinguishment of debt of $2,022. During the year ended 2013, the Company repurchased approximately $3,400 of its outstanding 2.375% Convertible Notes and approximately $5,100 of its outstanding 3.25% Convertible Notes and recorded a gain on early extinguishment of debt of $158. On October 25, 2012, the Company completed a cash tender offer for a portion of the outstanding 3.25% Convertible Notes. The Company paid $115,943 to redeem $122,511 of the 3.25% Convertible Notes. The Company recognized a gain on early extinguishment of debt of $773.

Capital Leases

The Company entered into capital leases for certain property and other equipment during 2014 and 2013. The Company’s liability for capital leases as of December 31, 2014 and 2013 totaled $51,362 and $58,874, respectively.

Future Maturities

Future maturities of long-term debt as of December 31, 2014 are as follows:

2015	$180,177
2016	15,887
2017	363,065
2018	506,676
2019	806,574
Thereafter	2,146,686
Total long-term debt	$4,019,065

(15) Asset Retirement Obligations

As of December 31, 2014 and 2013, the Company had recorded asset retirement obligation accruals for mine reclamation and closure costs totaling $640,501 and $799,426, respectively. The portion of the costs expected to be paid within a year of $102,493 and $70,851, as of December 31, 2014 and 2013, respectively, is included in accrued expenses and other current liabilities. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2014 or 2013. The Company is self-bonded for certain of its asset retirement obligations in West Virginia and Wyoming, subject to periodic evaluation of the Company’s financial position by the applicable state and meeting certain financial ratios defined by each state. Asset retirement obligations for states other than Wyoming and West Virginia are secured by surety bonds.

Changes in the asset retirement obligations were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Total asset retirement obligations at December 31, 2012	$856,701
Accretion for the period	60,274
Sites added during the period	1,667
Revisions in estimated cash flows (1)	(74,354)
Expenditures for the period	(44,862)
Total asset retirement obligations at December 31, 2013	799,426
Accretion for the period	47,698
Sites added during the period	2,685
Revisions in estimated cash flows (1) (2)	(133,680)
Asset sales	(20,108)
Expenditures for the period	(55,520)
Total asset retirement obligations at December 31, 2014	$640,501
Less current portion	(102,493)
Long-term portion	$538,008

(1)
Amount includes $107,263 and $66,521, primarily related to changes in the discount rate, which were recorded as a reduction to cost of coal sales in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

(2)
During the fourth quarter of 2014, the Company discovered a programming logic error in the system used to calculate its asset retirement obligations. The faulty logic caused liability amounts for certain permits in certain circumstances to be miscalculated and the asset retirement obligations related to these permits were overstated in 2013 and 2012. The programming logic was corrected and the Company determined that the errors were immaterial to the Company's financial statements in 2013 and 2012, and therefore, were corrected in the fourth quarter of 2014. The Company corrected these errors by decreasing its asset retirement obligations by $51,361, cost of coal sales by $29,987 and depreciation, depletion and amortization by $13,583 for the year ended December 31, 2014. This resulted in a decrease of $43,570 to loss from operations and net loss for the year ended December 31, 2014.

(16) Other Non-current Liabilities

Other non-current liabilities consisted of the following:

	December 31,
	2014	2013
Self insured workers’ compensation obligations	$137,824	$142,537
Black lung obligations	144,894	136,457
Below-market and other contract-related obligations, net (1)	109,908	95,885
Deferred coal revenue	23,021	33,138
Other	56,173	57,875
Total other non-current liabilities	$471,820	$465,892

(1)	During the year ended December 31, 2013, the Company recorded a credit of ($55,454) to other expense for the settlement of a contract-related matter.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of December 31, 2014 and 2013, respectively:

	December 31, 2014
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$208,950	$208,950	$—	$—
7.50% senior secured second lien notes due 2020	500,000	320,000	320,000	—	—
6.00% senior notes due 2019	800,000	240,000	240,000	—	—
9.75% senior notes due 2018 (1)	497,779	233,430	233,430	—	—
Term loan due 2020 (2)	611,655	499,424	—	499,424	—
4.875% convertible senior notes due 2020 (3)	272,886	125,494	125,494	—	—
3.75% convertible senior notes due 2017 (4)	302,378	172,500	172,500	—	—
3.25% convertible senior notes due 2015 (5)	108,225	104,014	104,014	—	—
2.375% convertible senior notes due 2015 (6)	43,503	43,368	43,368	—	—
Total long-term debt	$3,836,426	$1,947,180	$1,447,756	$499,424	$—

	December 31, 2013
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
6.25% senior notes due 2021	$700,000	$602,000	$602,000	$—	$—
6.00% senior notes due 2019	800,000	694,872	694,872	—	—
9.75% senior notes due 2018 (1)	496,547	560,250	560,250	—	—
Term loan due 2020 (2)	617,460	617,291	—	617,291	—
4.875% convertible senior notes due 2020 (3)	264,283	372,606	372,606	—	—
3.75% convertible senior notes due 2017 (4)	290,219	360,956	360,956	—	—
3.25% convertible senior notes due 2015 (5)	125,142	126,904	126,904	—	—
2.375% convertible senior notes due 2015 (6)	60,647	65,882	65,882	—	—
Total long-term debt	$3,354,298	$3,400,761	$2,783,470	$617,291	$—

(1)	Net of debt discount of $2,221 and $3,453 as of December 31, 2014 and 2013, respectively.

(2)	Net of debt discount of $2,407 and $2,853 as of December 31, 2014 and 2013, respectively.

(3)	Net of debt discount of $72,114 and $80,717 as of December 31, 2014 and 2013, respectively.

(4)	Net of debt discount of $42,622 and $54,781 as of December 31, 2014 and 2013, respectively.

(5)	Net of debt discount of $976 and $3,040 as of December 31, 2014 and 2013, respectively.

(6)	Net of debt discount of $955 and $5,242 as of December 31, 2014 and 2013, respectively.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$80,093	$80,093	$—	$—
Mutual funds held in rabbi trust	$10,107	$10,107	$—	$—
Corporate equity securities	$126,820	$126,820	$—	$—
Corporate debt securities	$325,076	$—	$325,076	$—
Forward coal sales	$760	$—	$760	$—
Commodity swaps	$(23,614)	$—	$(23,614)	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
U.S. treasury and agency securities	$81,497	$81,497	$—	$—
Mutual funds held in rabbi trust	$9,330	$9,330	$—	$—
Corporate debt securities	$255,572	$—	$255,572	$—
Forward coal sales	$(398)	$—	$(398)	$—
Commodity swaps	$10,403	$—	$10,403	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities, Corporate Equity Securities and Mutual Funds Held in Rabbi Trust — The fair value is based on observable market data.

6.25% senior notes due 2021, 7.50% senior secured second lien notes due 2020, 6.00% senior notes due 2019, 9.75% senior notes due 2018 (collectively, the “Senior Notes”), 4.875% Convertible Notes, 3.75% Convertible Notes, 2.375% Convertible Notes, and 3.25% Convertible Notes (collectively, the “Convertible Notes”) - The fair value is based on observable market data.

Level 2 Fair Value Measurements

Corporate Debt Securities — The fair values of the Company’s corporate debt securities are obtained from a third-party pricing service provider. The fair values provided by the pricing service provider are estimated using pricing models, where the inputs to those models are based on observable market inputs including credit spreads and broker-dealer quotes, among other inputs. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets, however, the pricing models used entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled which could result in different estimates of fair value.

Forward Coal Sales — The fair values of the forward coal sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party credit risk, when applicable.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Commodity Swaps — The fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party credit risk.

Term Loan due 2020 — The fair value of the term loan due 2020 is estimated based on market rates of interest offered for debt of similar maturities.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchases. Diesel fuel expenses represented approximately 6% of cost of coal sales for the years ended December 31, 2014, 2013, and 2012, respectively. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company has entered into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of December 31, 2014, the Company had swap agreements outstanding to hedge the variable cash flows related to 43% and 5% of anticipated diesel fuel usage for calendar years 2015 and 2016, respectively. The average fixed price for these diesel fuel swaps is $2.76 per gallon and $2.74 per gallon for calendar years 2015 and 2016, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

The following tables present the fair values and location of the Company’s derivative instruments within the Consolidated Balance Sheets:

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	December 31, 2014	December 31, 2013
Commodity swaps	Prepaid expenses and other current assets	$429	$8,898
Commodity swaps	Other non-current assets	—	1,772
Forward coal sales	Prepaid expenses and other current assets	760	—
		$1,189	$10,670

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	December 31, 2014	December 31, 2013
Commodity swaps	Other non-current liabilities	$3,022	$31
Commodity swaps	Accrued expenses and other current liabilities	21,021	236
Forward coal sales	Accrued expenses and other current liabilities	—	398
		$24,043	$665

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The following tables present the gains and losses from derivative instruments for the years ended December 31, 2014, 2013, and 2012 and their location within the Consolidated Financial Statements:

	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings			Gain (loss) recorded in accumulated other comprehensive income (loss)
Derivatives designated as cash flow hedging instruments	2014	2013	2012	2014	2013	2012
Commodity swaps (1) (3)	$2,341	$1,911	$10,390	$—	$(908)	$13,831
Commodity options (2) (3)	—	(68)	—	—	(63)	(19)
	$2,341	$1,843	$10,390	$—	$(971)	$13,812

(1)
For the twelve months ended December 31, 2014, amounts included in cost of coal sales and coal revenues in the Consolidated Statements of Operations. For the twelve months ended December 31, 2013 and 2012, amounts included in cost of coal sales, other revenues and coal revenues in the Consolidated Statements of Operations.

(2)	Amounts are recorded in other revenues in the Consolidated Statements of Operations.

(3)	Net of tax.

	Gain (loss) recorded in earnings
Derivatives not designated as cash flow hedging instruments	2014	2013	2012
Forward coal sales (1)	$1,158	$(15,756)	$(11,887)
Forward coal purchases (1)	—	4	15,452
Commodity swaps (2)	(26,910)	9,539	348
Commodity options-coal (1)	—	—	17
Interest rate swaps (3)	—	—	(400)
Total	$(25,752)	$(6,213)	$3,530

(1)	Amounts are recorded as a component of other revenues in the Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Consolidated Statements of Operations.

(3)	Amount is recorded as a component of interest expense in the Consolidated Statements of Operations.

Unrealized gains and losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $509, net of tax, to earnings.

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

(19) Income Taxes

Significant components of income tax expense (benefit) were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Current tax (benefit) expense:
Federal	$(15,430)	$(3,949)	$(1,686)
State	616	(240)	6,265
	$(14,814)	$(4,189)	$4,579
Deferred tax benefit:
Federal	$(24,886)	$(203,560)	$(482,015)
State	(15,591)	(8,801)	(72,560)
	$(40,477)	$(212,361)	$(554,575)
Total income tax benefit:
Federal	$(40,316)	$(207,509)	$(483,701)
State	(14,975)	(9,041)	(66,295)
	$(55,291)	$(216,550)	$(549,996)

A reconciliation of the statutory federal income tax benefit at 35% to the actual income tax benefit is as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory income tax benefit	$(325,588)	$(465,517)	$(1,045,500)
Increases (reductions) in taxes due to:
Percentage depletion allowance	(28,630)	(34,702)	(76,252)
State taxes, net of federal tax impact	(2,891)	(49,523)	(25,748)
State tax rate and NOL change, net of federal tax benefit	—	(2,524)	(8,180)
Change in valuation allowances	196,646	207,681	43,885
Non-deductible stock-based compensation	6,627	5,509	—
Non-deductible fines and penalties	2,349	14,513	3,996
State apportionment change, net of federal tax impact	(5,811)	15,425	(18,654)
Non-deductible goodwill impairment	108,028	88,586	572,503
Reversal of reserves for uncertain tax positions	(8,090)	—	—
Other, net	2,069	4,002	3,954
Income tax benefit	$(55,291)	$(216,550)	$(549,996)

Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. The net deferred tax assets and liabilities included in the Consolidated Balance Sheets include the following amounts:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Deferred tax assets:
Asset retirement obligations	$236,389	$297,405
Reserves and accruals not currently deductible	80,492	145,870
Pension and postretirement medical obligations	460,252	374,662
Alternative minimum tax credit carryforwards	208,759	210,742
Goodwill	28,060	31,700
Workers’ compensation obligations	107,557	104,424
Acquired intangibles, net	15,870	6,469
Deferred revenue	19,095	28,080
Other	47,541	36,101
Net operating loss carryforwards	1,002,863	797,284
Gross deferred tax assets	2,206,878	2,032,737
Less valuation allowance	(563,142)	(294,073)
Total net deferred tax assets	1,643,736	1,738,664
Deferred tax liabilities:
Property, equipment and mineral reserves	(2,218,426)	(2,367,180)
Debt discount	(43,059)	(53,490)
Prepaid expenses	(43,822)	(57,411)
Equity and cost method investments and marketable securities	(48,715)	(31,177)
Other	(8,729)	(12,201)
Total deferred tax liabilities	(2,362,751)	(2,521,459)
Net deferred tax liability	$(719,015)	$(782,795)

The breakdown of the net deferred tax liability as recorded in the accompanying Consolidated Balance Sheets is as follows:

	December 31,
	2014	2013
Current asset	$54,451	$118,757
Noncurrent liability	(773,466)	(901,552)
Total net deferred tax liability	$(719,015)	$(782,795)

Changes in the valuation allowance during the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
Valuation allowance beginning of period	$294,073	$86,392	$41,940
Increase in valuation allowance not affecting income tax expense	72,423	—	567
Increase in valuation allowance recorded as an increase to income tax expense	196,646	207,681	43,885
Valuation allowance end of period	$563,142	$294,073	$86,392

The Company recorded an increase of $269,069 to its deferred tax asset valuation allowance during the year ended December 31, 2014, of which $196,646 was recorded to continuing operations and $72,423 was recorded to other comprehensive income. The portion of the valuation allowance recorded to other comprehensive income is the result of an increase in deferred tax assets recorded in other comprehensive income primarily related to remeasurement of employee benefit plan liabilities.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years, and tax planning strategies to support the realization of deferred tax assets. The Company assesses the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

At December 31, 2014, the Company has regular tax net operating loss carryforwards for Federal income tax purposes of $2,598,751 which are available to offset regular Federal taxable income. The Federal net operating losses generated will expire between years 2023 and 2034. A valuation allowance has been provided for $1,296,142 of the federal net operating losses. The Company has gross net operating loss carryforwards for state income taxes of $2,377,111 which will expire between years 2015 and 2034. A valuation allowance has been provided for $1,893,860 of the state net operating losses. The Company also has alternative minimum tax credit carryforwards of $208,759, which are available to reduce federal regular income tax in excess of the alternative minimum tax, if any, over an indefinite period.

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2,721 as of December 31, 2014. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits of $2,721 may be necessary during the next twelve months, as a result of settlements with taxing authorities.

The Company’s policy is to classify interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2014, the Company has recorded accrued interest and penalties of $313 and $514, respectively.

The following reconciliation illustrates the Company’s liability for uncertain tax positions:

	December 31,
	2014	2013	2012
Unrecognized tax benefits — beginning of period	$28,741	$28,741	$28,741
Reduction as a result of settlement with taxing authorities	(26,020)	—	—
Unrecognized tax benefits - end of period	$2,721	$28,741	$28,741

Tax years 2011-2014 remain open to federal and state examination. The Internal Revenue Service initiated a corporate income tax audit during the second quarter of 2011 for the Company’s 2008 and 2009 tax years and during the second quarter of 2012 for the Company’s 2010 tax year. The 2009 and 2010 audits were settled during the second quarter of 2014. As a result, the Company determined that particular uncertain tax positions were deemed to be effectively settled, resulting in a decrease in unrecognized tax benefits of $26,020 and the recording of an income tax benefit of $8,090. The settlement of the 2009 and 2010 audits resulted in no material impact on cash paid for income taxes. The 2008 audit was settled during the third quarter of 2012 with no material effect on the Consolidated Financial Statements.

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

Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. The Company has accrued $36,599 as of December 31, 2014 for the estimated impact of the PPACA, which is included in the liability for postretirement medical benefit obligations. The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. The Company will need to continue to evaluate the impact of the PPACA in future periods, and when these regulations or interpretations are published, the Company will evaluate its assumptions in light of the new information.

The PPACA also amended previous legislation related to coal workers’ Black Lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.

(a) Company Administered Postretirement Health Care and Life Insurance Benefits

The Company provides postretirement medical and life insurance benefits to certain eligible employees under various plans. Certain plans are contributory while others are noncontributory. Additionally, certain plans are established by collective bargaining agreements. To be eligible, retirees must meet certain age and service requirements. Depending on year of retirement, benefits may be subject to annual deductibles, coinsurance requirements, lifetime limits and retiree contributions. These plans are unfunded. Beginning January 1, 2013, the majority of the Company’s post-65 union retirees were enrolled in an Employer Group Waiver Plan (“EGWP”), and the majority of the Company’s post-65 non-union retirees were moved to a health reimbursement account (“HRA”) arrangement. Beginning January 1, 2015, the remainder of the Company's non-union eligible participants will receive benefits through an HRA arrangement. The Company will provide a fixed annual notional credit through the HRA to most retirees under this arrangement, which retirees may use to purchase insurance through a Medicare exchange.

The components of the change in accumulated benefit obligations of the plans for postretirement medical benefits were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Change in benefit obligations:
Accumulated benefit obligation-beginning period:	$942,693	$1,006,193
Service cost	11,145	13,785
Interest cost	42,018	40,170
Actuarial loss (gain)	129,270	(84,769)
Benefits paid	(34,977)	(32,686)
Change in plan provisions	(26,196)	—
Accumulated benefit obligation-end of period	$1,063,953	$942,693

Change in fair value of plan assets:
Employer contributions	$34,977	$32,686
Benefits paid	(34,977)	(32,686)
Fair value of plan assets at December 31	—	—
Funded status	$(1,063,953)	$(942,693)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(46,678)	$(46,678)
Long-term liabilities	(1,017,275)	(896,015)
	$(1,063,953)	$(942,693)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(48,048)	$(24,521)
Net actuarial loss	193,559	64,288
	$145,511	$39,767

The following table details the components of the net periodic benefit cost for postretirement medical benefits:

	Years Ended December 31,
	2014	2013	2012
Service cost	$11,145	$13,785	$16,408
Interest cost	42,018	40,170	42,122
Amortization of net actuarial loss	—	2,872	4,656
Amortization of prior service credit	(4,477)	(3,819)	(641)
Net periodic benefit cost	$48,686	$53,008	$62,545

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Current year actuarial loss (gain)	$129,270	$(84,769)	$(47,753)
Prior service credit for period	(28,003)	—	(44,835)
Amortization of net actuarial (loss)	—	(2,872)	(4,656)
Amortization of prior service credit	4,477	3,819	641
Total recognized in other comprehensive loss (income)	$105,744	$(83,822)	$(96,603)

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$154,429	$(30,815)	$(34,058)

The estimated amount that will be amortized from accumulated other comprehensive (income) loss into net period benefit cost in 2015 is as follows:

Prior service credit	$(4,477)

The weighted-average assumptions used to determine the postretirement plans’ benefit obligation as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount rate	3.93%	4.68%

The weighted average discount rates used in determining net periodic postretirement medical benefit cost for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.56%	4.18%	4.10%

The discount rate assumption is determined from a published yield-curve table matched to timing of the Company’s projected cash out flows.

The following presents information about the postretirement plans’ weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

Health care cost trend rate assumed for the next year	7.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2020

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care trend rates would have the following effects as of and for the year ended December 31, 2014:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$8,250	$(6,646)
Effect on accumulated postretirement benefit obligation	$157,163	$(126,240)

The following represents the Company’s expected future postretirement medical and life insurance benefit payments for the next ten years, which reflect expected future service, as appropriate:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Postretirement Medical and Life Insurance Benefits
2015	$46,076
2016	51,233
2017	53,748
2018	55,574
2019	56,381
2019-2023	274,273
$537,285

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

In addition to the qualified defined benefit plans noted above, the Company also has a nonqualified restoration plan for certain salaried employees. Participants in this nonqualified plan accrued benefits based on the qualified plan formula, however, where the benefit or pensionable earnings were capped by the Internal Revenue Service (“IRS”) limitations, this nonqualified plan restores benefits in excess of the IRS limits. The Company also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). Benefits are based on the employee’s compensation prior to retirement or the plan becoming frozen. Benefits are frozen under these plans and they are unfunded.

The qualified non-contributory defined benefit pension plans are collectively referred to as the “Pension Plans”. The non-qualified supplement benefit pension plans and the non-qualified Supplement Executive Retirement Plan are collectively referred to as the “SERPs”.

Annual funding contributions to the Pension Plans are made as recommended by consulting actuaries based upon the ERISA funding standards. Plan assets consist of equity and fixed income funds, private equity funds and a guaranteed insurance contract.

The following tables set forth the plans’ accumulated benefit obligations, fair value of plan assets and funded status:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$629,379	$792,383
Interest cost	31,210	29,497
Actuarial loss (gain)	145,609	(135,832)
Benefits paid	(24,311)	(23,607)
Settlements	(13,142)	(33,062)
Accumulated benefit obligation at end of period	$768,745	$629,379
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$535,270	$561,151
Actual return on plan assets	44,420	27,786
Employer contributions	6,797	3,002
Benefits paid	(24,311)	(23,607)
Settlements	(13,142)	(33,062)
Fair value of plan assets at end of period	549,034	535,270
Funded status	(219,711)	(94,109)
Accrued benefit cost at end of year	$(219,711)	$(94,109)

Gross amounts recognized in accumulated other comprehensive (income) loss were as follows:

	Years Ended December 31,
	2014	2013
Net actuarial loss	$146,866	$12,631

The following table details the components of net periodic benefit credit:

	Years Ended December 31,
	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	31,210	29,497	31,990
Expected return on plan assets	(35,207)	(36,199)	(38,798)
Amortization of net actuarial loss	10	822	1,837
Settlement loss (gain)	2,151	(212)	1,207
Total	$(1,836)	$(6,092)	$(3,764)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows:

	Years Ended December 31,
	2014	2013	2012
Current year actuarial loss (gain)	$136,396	$(127,419)	$67,042
Amortization of net actuarial loss	(10)	(822)	(1,837)
Settlement (loss) gain	(2,151)	212	(1,207)
Total recognized in other comprehensive loss (income)	$134,235	$(128,029)	$63,998

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$132,399	$(134,121)	$60,234

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

No amounts are expected to be amortized from accumulated other comprehensive (income) loss into net period benefit cost in 2015.

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets:

	December 31,
	2014	2013
Projected benefit obligation	$768,745	$629,379
Accumulated benefit obligation	$768,745	$629,379
Fair value of plan assets	$549,034	$535,270

The current portion of the Company’s Pension Plans liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets. However, even though the plan may be underfunded, if there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months, no current liability is recognized. Accordingly, there was no current pension liability reflected in the Consolidated Balance Sheets as of December 31, 2014 and 2013.

The weighted-average actuarial assumptions used in determining the benefit obligations as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount rate	4.00%	4.87%

The weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013	2012
Discount rate	4.93%	4.21%	4.22%
Rate of increase in future compensation (a)	N/A	N/A	N/A
Expected long-term return on plan assets	6.75%	6.75%	7.25%
Measurement date	December 31, 2014	December 31, 2013	December 31, 2012
(a) These Pension Plans are frozen.

The discount rate assumption is determined from a published yield-curve table matched to timing of the Company’s projected cash out flows.

The expected long-term return on assets of the Pension Plans is established at the beginning of each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisors. This rate is determined by taking into consideration the Pension Plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the Pension Plans’ assets. For the determination of net periodic benefit cost in 2015, the Company will utilize an expected long-term return on plan assets of 6.50%.

Assets of the Pension Plans are held in trusts and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with outside investment advisors. The target allocation for 2015 and the actual asset allocation as reported at December 31, 2014 is as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Target Allocation Percentages 2015	Percentage of Plan Assets 2014
Equity funds	38.0%	44.0%
Fixed income funds	60.0%	54.0%
Private equity funds/guaranteed insurance contract	2.0%	2.0%
Total	100.0%	100.0%

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

For the years ended December 31, 2014, 2013 and 2012, $6,797, $3,002 and $3,736, respectively, of cash contributions were made to the Pension Plans and SERPs. The Company expects to contribute $2,216 to the Pension Plans in 2015.

The following represents expected future pension benefit and SERP payments for the next ten years:

2015	$29,530
2016	30,427
2017	31,830
2018	33,004
2019	34,089
2019-2023	182,079
$340,959

The fair values of the Company’s Pension Plans’ assets as of December 31, 2014, by asset category are as follows:

		Quoted Market Prices in Active Market for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
Multi-asset fund (a)	$211,425	$—	$211,425	$—
Fixed income securities:
Bond fund (b)	320,574	—	320,574	—
Other types of investments:
Private equity funds (c)	5,040	—	—	5,040
Guaranteed insurance contract	10,062	—	—	10,062
Total	$547,101	$—	$531,999	$15,102
Receivable (d)	1,933
Total	$549,034

(a)	This fund contains equities (domestic and international), real estate, and bonds.

(b)	This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.

(c)	This category includes several private equity funds that invest primarily in U.S. and European markets.

(d)	Receivable for investments sold at December 31, 2014, which approximates fair value.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The fair values of the Company’s Pension Plans’ assets as of December 31, 2013, by asset category are as follows:

		Quoted Market Prices in Active Market for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
Multi-asset fund (a)	$238,699	$—	$238,699	$—
Fixed income securities:
Bond fund (b)	280,434	—	280,434	—
Other types of investments:
Private equity funds (c)	5,480	—	—	5,480
Guaranteed insurance contract	9,732	—	—	9,732
Total	$534,345	$—	$519,133	$15,212
Receivable (d)	925
Total	$535,270

(a)	This fund contains equities (domestic and international), real estate, and bonds.

(b)	This fund contains bonds representing a diversity of sectors and maturities. This fund also includes mortgage-backed securities and U.S. Treasuries.

(c)	This category includes several private equity funds that invest primarily in U.S. and European markets.

(d)	Receivable for investments sold at December 31, 2013, which approximates fair value.

Changes in level 3 plan assets for the year ended December 31, 2014 were as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity Funds	Guaranteed Insurance Contract	Total
Beginning balance, December 31, 2013	$5,480	$9,732	$15,212
Actual return on plan assets:
Relating to assets still held at the reporting date	601	—	601
Relating to assets sold during the period	177	—	177
Purchases, sales, and settlements	(1,218)	330	(888)
Ending balance, December 31, 2014	$5,040	$10,062	$15,102

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

(c)    Multi-Employer Pension Plans

Certain of the Company’s subsidiaries are subject to collective bargaining agreements with expiration dates ranging from December 31, 2016 to June 30, 2017 that require them to participate in a UMWA pension plan (the “1974 Plan”). The plan is a multi-employer pension plan administered by a Board of Trustees appointed by the UMWA and the Bituminous Coal Operators’ Association, and the Company is required to make contributions to the plan at rates defined by the various contracts. The 1974 Plan’s legal name is United Mine Workers of America 1974 Pension Plan and the Employer Identification Number is 52-1050282. The 1974 Plan is considered to be in Seriously Endangered Status for the plan year beginning July 1, 2013, because the actuary determined that the 1974 Plan’s funded percentage is less than 80%, and the 1974 Plan is projected to have an accumulated funding deficiency within six plan years after the plan year beginning July 1, 2013. Even though the 1974 Plan is projected to have an accumulated funding deficiency within six plan years after the plan year beginning July 1, 2013, it is expected to have sufficient assets to pay benefits and expenditures during this time. In 2012, a funding improvement plan was sent to all participating companies for adoption. In 2013, an updated funding improvement plan was sent to all participating companies for adoption. The goals of the funding improvement plan are to improve the funded status and to avoid an accumulated funding deficiency for all plan years in the funding improvement period. The funding improvement plan provides increased contribution rates beginning in 2017 provided the funded status remains below the percentage noted above. The Plan’s funded status is reviewed annually by the certifying actuary. For the years ended December 31, 2014, 2013, and 2012, the Company incurred expenses related to the 1974 Plan of $19,204, $21,282, and $23,102. The contributions to the 1974 Plan made by two of the Company’s wholly-owned subsidiaries, Cumberland Coal Resources, LP and Emerald Coal Resources, LP, represent more than 5% of the total contributions to the 1974 Plan.

In connection with the Massey Acquisition and the Foundation Merger, the Company assumed obligations to the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), that provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers). The Company treats its obligations under the Coal Act as participation in a multi-employer plan and recognizes the expense as premiums are paid. Expense relative to premiums paid for the years ended December 31, 2014, 2013, and 2012 was $802, $1,392 and $1,540, respectively. As required under the Coal Act, the Company’s obligation to pay retiree medical benefits to its UMWA retirees is secured by letters of credit in the amount of $8,249 as of December 31, 2014.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(d)    Workers’ Compensation and Pneumoconiosis (Black lung)

The Company is required by federal and state statutes to provide benefits to employees for awards related to workers’ compensation and black lung. In addition, as a result of the Massey Acquisition and the Foundation Merger, the Company assumed obligations related to providing workers’ compensation and black lung benefits to certain employees. The Company’s subsidiaries are insured for worker’s compensation and black lung obligations by a third-party insurance provider with the exception of certain subsidiaries where we are a qualified self-insurer for workers’ compensation and/or black lung related obligations, and with the exception of Wyoming where the Company participates in a compulsory state-run fund for workers’ compensation. Certain of the Company’s subsidiaries are self-insured for black lung benefits and may fund benefit payments through a Section 501(c)(21) tax-exempt trust fund.

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

For the Company’s subsidiaries that are fully insured for workers’ compensation and black lung claims, the insurance premium expense for the years ended December 31, 2014, 2013, and 2012 was $33,321, $29,068, and $42,566, respectively.

For the Company’s subsidiaries that are self-insured for workers’ compensation claims, the liability at December 31, 2014 and 2013 was $149,464 and $156,726, respectively, including a current portion of $11,640 and $14,189, respectively. Self-insured workers’ compensation expense for the years ended December 31, 2014, 2013, and 2012 was $12,186, $12,399, and $3,271, respectively. Certain of the Company’s subsidiaries’ self-insured workers’ compensation obligations are secured by letters of credit in the amount of $98,023 and surety bonds in the amount of $11,204. In addition, certain of the Company’s subsidiaries’ self-insured workers’ compensation obligations are secured by $7,388 of deposits.

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the years ended December 31, 2014 and 2013:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013
Change in benefit obligation:
Accumulated benefit obligation at beginning of period	$156,608	$145,271
Service cost	2,199	2,708
Interest cost	7,125	6,577
Actuarial loss	7,417	11,294
Benefits paid	(9,010)	(9,242)
Plan amendments	6,336	—
Accumulated benefit obligation at end of period	$170,675	$156,608
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$12,009	$3,431
Actual return on plan assets	13	(19)
Benefits paid	(9,010)	(9,242)
Employer contributions	9,053	17,839
Fair value of plan assets at end of period (1)	12,065	12,009
Funded status	(158,610)	(144,599)
Accrued benefit cost at end of year	$(158,610)	$(144,599)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$13,716	$8,142
Long-term liabilities	144,894	136,457
	$158,610	$144,599

(1)
Assets of the plan are held in a Section 501(c)(21) tax-exempt trust fund and consist primarily of government debt securities. All assets are classified as Level 1 and valued based on quoted market prices.

Gross amounts related to the black lung obligations recognized in accumulated other comprehensive (income) loss consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Prior service cost	$6,336	$—
Net actuarial loss	25,559	18,146
Accumulated Other Comprehensive Income	$31,895	$18,146

The following table details the components of the net periodic benefit cost for black lung obligations:

	Years Ended December 31,
	2014	2013	2012
Service cost	$2,199	$2,708	$8,114
Interest cost	7,125	6,577	5,612
Expected return on plan assets	(257)	(87)	(52)
Amortization of net actuarial loss	248	868	—
Net periodic expense	$9,315	$10,066	$13,674

Other changes in the black lung plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Current year actuarial loss (gain)	$7,661	$11,400	$(19,154)
Amortization of net actuarial loss	(248)	(868)	—
Current year prior service cost	6,336	—	—
Total recognized in other comprehensive (income) loss	$13,749	$10,532	$(19,154)

Total recognized in net periodic benefit cost and other comprehensive loss(income)	$23,064	$20,598	$(5,480)

The weighted-average assumptions related to black lung obligations used to determine the benefit obligation as of December 31, 2014 and 2013 were as follows:

	2014	2013
Discount rate	3.89%	4.74%
Rate of increase in future compensation	3.00%	3.00%

The weighted-average assumptions related to black lung obligations used to determine net periodic benefit cost were as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.60%	4.14%	4.14%
Rate of increase in future compensation	3.00%	3.00%	3.00%
Expected long-term return on plan assets	3.00%	3.00%	3.00%

Estimated future cash payments related to black lung obligations for the next ten years ending after December 31, 2014 are as follows:

Year ending December 31:
2015	$13,716
2016	8,697
2017	8,905
2018	9,013
2019	9,145
2019-2023	47,698
$97,174

(e)    Defined Contribution and Profit Sharing Plans

The Company sponsors multiple defined contribution and profit sharing plans to assist its eligible employees in providing for retirement. Generally, under the terms of these plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s total contributions to these plans for the years ended December 31, 2014, 2013, and 2012 were $680, $48,327, and $79,257, respectively.

(f)    Self-Insured Medical Plan

Certain subsidiaries of the Company are principally self-insured for health insurance coverage provided for all of its active employees. Estimated liabilities for health and medical claims are recorded based on the Company’s historical experience and

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

include a component for incurred but not reported claims. During the years ended December 31, 2014, 2013, and 2012, the Company incurred total claims expense of $176,204, $199,257, and $219,707, respectively, which represents claims processed and an estimate for claims incurred but not reported.

(21) Stock-Based Compensation Awards

On May 22, 2014, the Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (the “2012 LTIP”). The principal purpose of the 2012 LTIP is to advance the interests of the Company and its stockholders by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company. On May 22, 2014, the Company's stockholders approved an additional 3,100,000 shares of common stock for issuance under the 2012 LTIP Plan. The 2012 LTIP is currently authorized for the issuance of awards of up to 13,100,000 shares of common stock, and as of December 31, 2014, 4,188,180 shares of common stock were available for grant under the plan. The 2012 LTIP provides for a variety of awards, including options, stock appreciation rights, restricted stock, restricted share units (both time-based and performance-based), and any other type of award deemed by the Compensation Committee in its discretion to be consistent with the purpose of the 2012 LTIP. Prior to the approval of the 2012 LTIP, the Company issued awards under the 2010 Long Term Incentive Plan (the “2010 LTIP”) and the Alpha Appalachia 2006 Stock and Incentive Compensation Plan (the “2006 SICP”). Upon approval of the 2012 LTIP, no additional awards were issued or are able to be issued under the 2010 LTIP or the 2006 SICP. The 2012 LTIP, the 2010 LTIP and the 2006 SICP are collectively referred to as the “Stock Plans.” The Company also has stock-based awards outstanding under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (the “2005 LTIP”) and the Foundation Amended and Restated 2004 Stock Incentive Plan (the “2004 SIP”).

Upon vesting of restricted share units (both time-based and performance-based) or the exercise of options, shares are issued from the 2012 LTIP, the 2010 LTIP, the 2006 SICP, the 2005 LTIP, and the 2004 SIP, respective of which plan the awards were granted.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the years ended December 31, 2014, 2013, and 2012, the Company repurchased 311,437, 178,195, and 441,923, respectively, of common shares from employees at an average price paid per share of $4.69, $8.05, and $16.99, respectively.

At December 31, 2014, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance-based), and stock options. Stock-based compensation expense totaled $27,371, $25,873, and $9,881, for the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, approximately 77%, 78%, and 51%, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses and the remainder was recorded as cost of coal sales. The total excess tax benefit recognized for stock-based compensation was $0 for the years ending December 31, 2014, 2013, and 2012.

Restricted Stock Awards

No awards were granted during the years ended December 31, 2014, 2013 and 2012 and no awards were outstanding as of December 31, 2014. The fair value of restricted stock awards that vested for the years ended December 31, 2014, 2013, and 2012 was $0, $0, and $11,142, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested restricted stock awards.

Restricted Share Units

Time-Based Share Units

Time-based share units awarded to executive officers and key employees generally vest, subject to continued employment, ratably over three-year periods or cliff vest after three years from grant (with accelerated vesting in certain instances, including in the event of a qualifying employment termination in connection with a change of control). Time-based share units currently granted to the Company’s non-employee directors generally vest on the one-year anniversary of grant (with accelerated vesting

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

in certain circumstances, including in connection with a change of control). Upon vesting of time-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.

During the years ended December 31, 2014, 2013, and 2012, the Company granted time-based share units under the 2012 LTIP to certain executive officers, directors and key employees in the amount of 1,632,824, 1,752,075, and 1,016,733, respectively, of which 3,413,160 remained outstanding as of December 31, 2014. Additionally, during the year ended December 31, 2014, the Company also awarded certain of its executives and key employees 2,077,491 time-based cash units which are accounted for as liability awards and subject to variable accounting of which 1,919,680 remained outstanding as of December 31, 2014. The liability for these awards totaled $1,305 as of December 31, 2014.

During the year ended December 31, 2012, the Company granted time-based share units under the 2006 SICP to certain executive officers, directors and key employees in the amount of 146,044, of which 62,161 remained outstanding at December 31, 2014.

During the year ended December 31, 2012, the Company granted time-based share units under the 2010 LTIP to certain executive officers, directors and key employees in the amount of 706,564 of which 199,733 remained outstanding at December 31, 2014.

Time-based share unit activity for the year ended December 31, 2014 is summarized in the following table:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2013	3,099,289	$11.66
Granted	1,632,824	$4.25
Vested	(906,424)	$16.26
Forfeited or Expired	(57,256)	$10.34
Non-vested shares outstanding at December 31, 2014	3,768,433	$7.32

Time-based cash unit activity for the year ended December 31, 2014 is summarized in the following table:

	Number of Shares	Weighted- Average Fair Value (1)
Non-vested shares outstanding at December 31, 2013	—	—
Granted	2,077,491	4.38
Vested	(98,335)	2.46
Forfeited/Expired	(59,476)	2.28
Non-vested shares outstanding at December 31, 2014	1,919,680	1.67
(1) The time-based cash units are accounted for as liability awards and subject to variable accounting. Therefore, the weighted-average fair value is calculated using the Company's stock price at the respective granted date, vested date and forfeited/expired date.

The fair value of time-based share unit awards that vested in the years ended December 31, 2014, 2013, and 2012 was $4,470, $4,536, and $13,775, respectively. As of December 31, 2014, there was $6,833 of unrecognized compensation cost related to non-vested time-based share units which is expected to be recognized as expense over a weighted-average period of 1.45 years. Additionally, as of December 31, 2014, there was $1,906 of unrecognized compensation cost related to non-vested time-based cash units which is expected to be recognized as expense over a weighted-average period of 2.15 years. The unrecognized compensation cost, related to non-vested time-based cash units which are accounted for as liability awards and subject to variable accounting, was calculated using the Company's December 31, 2014 stock price and will fluctuate with future changes in the Company's stock price.

Performance-Based Share Units

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Performance-based share units awarded to executive officers and key employees generally cliff vest after three years, subject to continued employment (with accelerated vesting upon a change of control). Performance-based share units granted represent the number of shares of common stock to be awarded based on the achievement of targeted performance levels related to pre-established operating income goals, strategic goals, total shareholder return goals, and cash flow from operations goals over a three year period and may range from 0 percent to 200 percent of the targeted amount. The grant date fair value of the awards with performance conditions is based on the closing price of the Company’s common stock on the established grant date and is amortized over the performance period. The grant date fair value of the awards with market conditions is based upon a Monte Carlo simulation and is amortized over the performance period. For awards with performance conditions, the Company reassesses at each reporting date whether achievement of each of the performance conditions is probable, as well as estimated forfeitures, and adjusts the accruals of compensation expense as appropriate. For awards with market conditions, the Company recognizes expense over the applicable service periods and does not adjust expense based on the actual achievement or nonachievement of the market condition because the probability of achievement is considered in the grant date fair value of the award. Upon vesting of performance-based share units, the Company issues authorized and unissued shares of the Company’s common stock to the recipient.

During 2014, the Company awarded 1,378,486 performance-based share units, of which 1,372,140 remain outstanding as of December 31, 2014. As of December 31, 2014, there was $4,194 of unrecognized compensation cost related to the 2014 performance-based share units which is expected to be recognized as expense over a weighted-average period of 2 years. Additionally, during the year ended December 31, 2014, the Company also awarded certain of its executives and key employees 1,378,486 performance-based cash units which are accounted for as liability awards and subject to variable accounting, of which 1,372,140 remain outstanding as of December 31, 2014. At December 31, 2014, the Company had assessed the cash flow performance target as not probable of achievement. Therefore, the liability for these awards totaled $0 with no unrecognized compensation cost as of December 31, 2014.

During 2013, the Company awarded 1,531,787 performance-based share units, of which 1,497,482 remain outstanding as of December 31, 2014. At December 31, 2014, the cash flow performance target was achieved. As of December 31, 2014, there was $6,475 of unrecognized compensation cost related to the 2013 performance-based share units which is expected to be recognized as expense over a weighted-average period of 1.00 years.

During 2012, the Company awarded 1,149,392 performance-based share units, of which 1,044,659 remain outstanding as of December 31, 2014. At December 31, 2014, there was no unrecognized compensation cost related to the 2012 performance-based share units expected to be recognized as expense due to the Company’s assessment of probability of achievement of performance targets.

Performance-based share unit activity for the year ended December 31, 2014 is summarized in the following table:

	Number of Shares (1)	Weighted- Average Grant Date Fair Value
Non-vested shares outstanding at December 31, 2013	5,566,158	$15.25
Granted	2,756,972	$4.33
Earned	(11,027)	$2.60
Forfeited or expired	(493,472)	$58.60
Non-vested shares outstanding at December 31, 2014	7,818,631	$8.78
(1)  Shares in the table above are based on the maximum shares that can be awarded based on the achievement of the performance criteria. The fair value of performance-based share unit awards granted in 2009 and vested on February 22, 2012 was $4,937.

Performance-based cash unit activity for the year ended December 31, 2014 is summarized in the following table:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Number of Shares (1)	Weighted- Average Fair Value (2)
Non-vested shares outstanding at December 31, 2013	—	—
Granted	2,756,972	4.33
Earned	—	—
Forfeited or expired	(12,692)	3.37
Non-vested shares outstanding at December 31, 2014	2,744,280	1.67
(1)  Shares in the table above are based on the maximum shares that can be awarded based on the achievement of the performance criteria.
(2) The performance-based cash units are accounted for as liability awards and subject to variable accounting. Therefore, the weighted-average fair value is calculated using the Company's stock price at the respective granted date, vested date, forfeited/expired date, and outstanding dates.

Non-Qualified Stock Options

Stock option activity for the year ended December 31, 2014 is summarized in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	937,977	$21.77
Exercised	—	$—
Forfeited or Expired	(351,255)	$15.58
Outstanding at December 31, 2014	586,722	$25.48	3.41
Exercisable at December 31, 2014	586,722	$25.48	3.41

As of December 31, 2014, the options outstanding and exercisable had an aggregate intrinsic value of $0. Cash received from the exercise of stock options during the years ended December 31, 2014, 2013, and 2012 was $0, $0, and $176, respectively. As of December 31, 2014, there was no unrecognized compensation cost related to stock options.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $0, $0, and $253, respectively. The Company currently uses authorized and unissued shares to satisfy share award exercises.

A summary of the Company’s options outstanding and exercisable at December 31, 2014 follows:

	Options Outstanding and Exercisable
Exercise Price	Shares	Weighted- Average Remaining Life (yrs)	Weighted- Average Exercise Price
$ 11.15-$20.44	278,429	2.39	$17.42
$ 23.93-$32.91	199,518	3.52	$28.29
$ 40.98-$48.26	108,775	5.88	$41.04
	586,722	3.41	$25.48

(22) Related Party Transactions

For the years ended December 31, 2014, 2013, and 2012, there were no material related party transactions.

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

As of December 31, 2014, aggregate future minimum non-cancelable lease payments under operating leases and minimum royalties under coal leases were as follows:

	Operating Leases	Coal Royalties
Year Ending December 31:
2015	$5,282	$38,494
2016	793	35,192
2017	150	33,669
2018	—	25,546
2019	—	13,450
Thereafter	—	65,215
Total	$6,225	$211,566

For the years ended December 31, 2014, 2013, and 2012, net rent expense under operating leases was $25,895, $44,087, and $81,021 respectively, and coal royalty expense was $214,599, $222,875, and $336,068 respectively.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014:

Capital Leases
Year Ending December 31:
2015	$19,311
2016	12,067
2017	9,966
2018	3,057
2019	2,962
Thereafter	48,479
Total minimum lease payments	$95,842
Less: Amount representing interest (rates range from 0.15% to 13.86%)	(44,480)
Present value of net minimum lease payments	$51,362

Other Commitments

In September 2011, the Company entered into a federal coal lease, which contained an estimated 130.2 million tons of proven and probable coal reserves in the Powder River Basin. The lease bid was $143,415, payable in five equal annual installments of $28,683. The first installment was paid in September 2011. In August 2012, the Company entered into an agreement with a third party to exchange this federal coal lease for a federal coal lease from a third party, which contains an

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

estimated 222 million tons of proven and probable coal reserves in the Powder River Basin adjacent to the Company’s existing mining operations. As a result of the exchange the Company paid $17,392 at closing and has four annual remaining lease bid installments of $42,130 due each November until the obligation is satisfied in 2015. Three of these installments were paid in November 2012, 2013, and 2014. Also as a result of the exchange, the Company recorded a note payable, which had a present value of $3,469 as of December 31, 2014, all of which is recorded as current portion of long-term debt in the Company’s Consolidated Balance Sheet as of December 31, 2014. The note is payable in four annual installments of $3,946 due each November through 2015. The Company paid the first three installments in November 2012, 2013, and 2014.

The Company also has obligations under certain coal transportation agreements that contain minimum quantities to be shipped each year. Minimum amounts due under these contracts for the next five years and beyond are $16,478, $64,961, $17,540, $12,930, $66,120 and $213,056 respectively.

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

During the normal course of business, contract-related matters arise between the Company and its customers. When a loss related to such matters is considered probable and can reasonably be estimated, the Company records a liability. During the year ended December 31, 2013, the Company recorded a gain of ($55,454) in other expenses in the Consolidated Statement of Operations related to the resolution of a contract-related matter.

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. The Company is self bonded with respect to certain performance obligations, including reclamation, for $676,149. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

Letters of Credit

As of December 31, 2014, the Company had $177,249 of letters of credit outstanding under its revolving credit facility, and $34,969 of letters of credit outstanding under its account receivable securitization facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized (income) expense, net of expected insurance recoveries, associated with litigation-related reserves of ($11,604), $212,233 and $15,406 during the years ended December 31, 2014, 2013 and 2012, respectively.

UBB Explosion and Related Investigations and Litigation

On April 5, 2010, before the Massey Acquisition by the Company, an explosion occurred at the Upper Big Branch (“UBB”) mine, resulting in the deaths of twenty-nine miners. The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues. Additionally, the United States Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation. The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012. The Company cannot predict whether or not any individual will become subject to possible criminal and civil penalties or enforcement actions as a result of these investigations.

The UBB mine was idled in order to accommodate these investigations. On April 20, 2012, the Company was authorized by regulatory authorities to close the UBB mine permanently, and on June 19, 2012, the sealing of the mine was completed.

Non-Prosecution Agreement

On December 6, 2011, the Company, the Office and the United States Department of Justice entered into a Non-Prosecution Agreement (the “Agreement”) resolving the criminal investigation against Massey and its affiliates relating to the UBB explosion and other health and safety related issues at Massey, and the Company also reached a comprehensive settlement with MSHA resolving outstanding civil citations, violations, and orders related to MSHA’s investigation arising from the UBB explosion and other non-UBB related matters involving legacy Massey entities prior to the Massey Acquisition. The Agreement did not resolve individual responsibilities related to the UBB explosion.

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
Purported Securities Class Action Suits

In 2010, two purported class actions that were subsequently consolidated into one case were brought against, among others, Massey, now the Company’s subsidiary Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”), in the United States District Court for the Southern District of West Virginia (the “Court”) in connection with alleged violations of the federal securities laws. The lead plaintiffs alleged that (i) Massey and certain former Massey directors and officers violated Section 10(b) of the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), and Rule 10b-5 thereunder and that (ii) Massey’s former officers violated Section 20(a) of the Exchange Act by virtue of their control over persons alleged to have committed violations of Section 10(b) of the Exchange Act.

In 2014, the parties reached agreement on definitive settlement terms, subject to court approval. In February 2014, the Court entered an order preliminarily approving the settlement, following which the Company made an initial payment of $30,000 into an escrow account. In June 2014, the Company deposited the remaining $235,000 of the settlement amount into the escrow account. On June 4, 2014, the Court entered an order approving the settlement and dismissed the class action with prejudice. The Company received approximately $70,000 of insurance proceeds in connection with the settlement.
Wrongful Death and Personal Injury Suits
Subsequently, twenty of the twenty-nine families of the deceased miners filed wrongful death suits against Massey and certain of its subsidiaries in West Virginia, in Boone County Circuit Court and Wyoming County Circuit Court. In addition, two seriously injured employees filed personal injury claims against Massey and certain of its subsidiaries in Boone County Circuit Court seeking damages for physical injuries and/or alleged psychiatric injuries, and thirty-nine employees filed lawsuits against Massey and certain of its subsidiaries in Boone County Circuit Court and Wyoming County Circuit Court alleging emotional distress or personal injuries due to their proximity to the explosion.

Through mediation ordered by the Boone County Circuit Court, the Company reached agreements to settle with all twenty-nine families of the deceased miners, the two employees who were seriously injured and thirty-nine employees who filed lawsuits for emotional distress or personal injuries. The settlements reached with the families of the deceased miners were approved by the court, and the other settlements did not require court approval.

On April 5, 2012, the family of one of the deceased miners filed a class action suit in Boone County Circuit Court, purportedly on behalf of the families that settled their claims prior to the mediation, alleging fraudulent inducement into a contract, naming as defendants Massey, the Company and certain of its subsidiaries, the Company’s CEO and the Company’s Board of Directors.
On June 17, 2013 and August 29, 2013, two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. In July 2014, the Circuit Court granted the Company's motion to dismiss in one of the two cases. The second motion was denied in October 2014.

On July 17, 2013, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled “criminal restitution” under the Agreement, which defendants moved to dismiss. In October 2013, the court granted defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed this dismissal order. In September 2014, the Court of Appeals determined that the plaintiffs had failed to establish that the District Court had jurisdiction over the case. Accordingly, the Court of Appeals vacated the District Court’s dismissal of the case and remanded the case with instructions to dismiss the case without prejudice for lack of jurisdiction. On October 22, 2014, the District Court entered an order dismissing the plaintiffs’ complaint without prejudice and terminating all pending motions as moot.

Plaintiffs filed a new complaint on November 7, 2014. Defendants subsequently filed a motion to dismiss and plaintiffs filed a motion for leave to file a surreply memorandum. These motions remain pending before the District Court.

Delaware Chancery Court Derivative Suit

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

The Delaware Plaintiffs also name the Company and Mountain Merger Sub, Inc. (“Merger Sub”), the Company’s wholly-owned subsidiary created for purposes of effecting the Massey Acquisition, which, at the effective time of the Massey Acquisition, was merged with and into Massey, as defendants. The Delaware Plaintiffs allege that the Company and Merger Sub aided and abetted the former Massey directors’ alleged breaches of fiduciary duty and agreed to orchestrate the Massey Acquisition for the purpose of eliminating the former Massey directors’ potential liability on the derivative claims. Two additional putative class actions were brought against Massey, certain former Massey directors and officers, the Company and Merger Sub in the Delaware Court of Chancery following the announcement of the Massey Acquisition, which were consolidated for all purposes with In re Massey in February 2011.

The Delaware Plaintiffs seek an award against each defendant for restitution and/or compensatory damages, plus pre-judgment interest; an order establishing a litigation trust to preserve the derivative claims asserted in the complaint; and an award of costs, disbursements and reasonable allowances for fees incurred in this action. The Delaware Plaintiffs also sought to enjoin consummation of the Massey Acquisition. The court denied their motion for a preliminary injunction in May 2011.

In June 2011, Massey moved to dismiss the Delaware Plaintiffs’ derivative claims on the ground that the Delaware Plaintiffs, as former Massey stockholders, lacked the legal right to pursue those claims, and the Company and Alpha Appalachia Merger Sub moved to dismiss the purported class action claim against them for failure to state a claim upon which relief may be granted. In June 2011, certain former Massey director and officer defendants moved to dismiss the derivative claims and filed answers to the remaining direct claims.

In September 2011, the parties submitted a Stipulation Staying Proceedings, which stayed the matter until March 2012, without prejudice to the parties’ right to seek an extension or a termination of the stay by application to the court. The court approved the stipulation and entered the stay that same day. The court extended the stay several times and the most recent stay expired on October 31, 2014.

On October 17, 2014, the Delaware Plaintiffs filed an amended complaint which maintains claims against Massey and certain former Massey directors and officers but no longer asserts claims against the Company or Mountain Merger Sub, Inc. Defendants moved to dismiss on December 5, 2014, and the motion remains pending.

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

In May 2011, the West Virginia Plaintiffs moved for leave to amend their complaint to add Alpha and Merger Sub as additional defendants and to add claims allegedly arising out of the then-proposed Massey Acquisition. In their proposed amended complaint, the West Virginia Plaintiffs allege that certain former Massey directors breached their fiduciary duties by

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

failing to obtain the highest price reasonably available for Massey and by failing to disclose material information to Massey’s then-stockholders in connection with the stockholder vote on the Massey Acquisition. The West Virginia Plaintiffs also allege that Massey, Merger Sub and the Company aided and abetted the former Massey directors’ breaches of fiduciary duty. The West Virginia Plaintiffs further allege that certain former Massey directors wasted corporate assets by failing to maintain sufficient internal controls over Massey’s safety and environmental reporting; failing to properly consider the interests of Massey and its stockholders, including the value of the derivative claims asserted by the West Virginia Plaintiffs in the Massey Acquisition; failing to conduct proper supervision; paying undeserved incentive compensation to certain Massey executive directors, particularly former Massey Chairman and CEO Don L. Blankenship during Massey’s alleged years of noncompliance with safety regulations and more recently as part of Blankenship’s retirement package; incurring millions of dollars in fines due to safety and environmental violations; and incurring potentially hundreds of millions of dollars of legal liability and/or legal costs to defend defendants’ allegedly unlawful actions. Finally, the West Virginia Plaintiffs’ proposed amended complaint alleges that certain former Massey directors were unjustly enriched by their compensation as directors.

In June 2011, the defendants moved to dismiss the West Virginia Plaintiffs’ original complaint, or, alternatively, to stay the case in favor of In re Massey, described above. Defendants also filed an opposition to the West Virginia Plaintiffs’ motion to amend. In November 2013, the court denied the West Virginia Plaintiffs’ motion to amend and granted defendants’ motion to dismiss. The West Virginia Plaintiffs appealed the denial of motion to amend and dismissal to the Supreme Court of Appeals of West Virginia, which remanded the action to the Circuit Court. On November 20, 2014, the Circuit Court entered an order dismissing the suit with prejudice as to the individual defendants and nominal defendant Massey Energy Company (n/k/a Alpha Appalachia Holdings, Inc.). On December 22, 2014, plaintiffs appealed the order to the West Virginia Supreme Court of Appeals.

Advancement Action

On February 5, 2015, Donald Blankenship, former Massey Chief Executive Officer and Chairman of the Board of Directors, filed an action in Delaware Chancery Court against Alpha and its affiliate Alpha Appalachia Holdings, Inc. to contest the decision to terminate further advancement of legal fees for Mr. Blankenship in connection with his pending criminal trial in the Southern District of West Virginia. The action is a summary proceeding and a hearing has been scheduled for the week of April 5, 2015.

Mine Water Discharge Suits

Conductivity Suit

On March 20, 2012, three environmental groups filed a citizen’s suit against two of the Company’s subsidiaries, Alex Energy, Inc. (“Alex Energy”) and Elk Run Coal Company, Inc., in federal court in the Southern District of West Virginia. The suit alleged violations of the terms of the subsidiaries’ water discharge permits concerning conductivity levels, although the subject permits do not contain numerical limits on conductivity. The plaintiffs sought a civil penalty as well as injunctive relief. On June 4, 2014, the Court entered partial summary judgment against the subsidiaries.

On December 15, 2014, the parties reached agreement on definitive settlement terms, subject to court approval. The court approved the settlement on February 2, 2015. The settlement terms do not include a civil penalty and provide for a compliance deadline of August 1, 2019.

Selenium Suits
On May 9, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against two of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. The plaintiffs seek a civil penalty as well as injunctive relief. In 2014, the Court entered partial summary judgment against one of the subsidiaries.

On July 16, 2012, three environmental groups filed a citizen’s suit in federal court in the Southern District of West Virginia against seven of the Company’s subsidiaries alleging violations of the terms of the subsidiaries’ water discharge permits. On April 10, 2013, the Company’s subsidiary Bandmill Coal Co. (“Bandmill”) was served with a complaint from the Sierra Club and others, alleging discharges of selenium from the site of Bandmill’s former Tower Mountain surface mine into waters of the

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

United States without a proper permit. These suits were consolidated in May 2013. The plaintiffs seek a civil penalty as well as injunctive relief. In 2014, the Court entered partial summary judgment against one of the subsidiaries.
On July 23, 2013, Alex Energy was served with a complaint alleging that discharges from the PGM No. 1 surface mine into Hardway Branch of Twentymile Creek violated state water quality standards for selenium. In July 2014, the Court entered partial summary judgment against Alex Energy.
On December 19, 2014, the Company announced the settlement of these three suits. As part of the settlement, the Company-affiliated mining operations will pay a civil penalty of $350 and have agreed to compliance dates that are largely consistent with existing permits or permit renewal proposals for these mining operations. The court approved the settlement on February 2, 2015.
On May 15, 2012, the West Virginia Department of Environmental Protection filed a civil enforcement action against the Company’s subsidiary Riverside Energy Company, LLC, in McDowell County Circuit Court in West Virginia seeking civil penalties and injunctive relief based on alleged discharge of selenium in excess of permitted levels. This case was mooted by the Company’s entry into the Consent Decree discussed below.

Other Matters

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

On March 27, 2013, Alex Energy was served with a complaint from the Sierra Club, and others, alleging improper discharges by Alex Energy into Spruce Run and Road Fork of Robinson Creek in Nicholas County, West Virginia. Alex Energy has appropriate permits for discharges into those tributaries, and the discharges discussed in the plaintiffs’ complaint are undertaken by Alex Energy in compliance with its permits.

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

Consent Decree

On March 5, 2014, Alpha entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that the Alpha’s mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, Alpha agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. The Consent Decree also stipulates that Alpha will pay $27,500 in civil penalties, to be divided among the federal government and state agencies. On November 26, 2014, the Consent Decree was approved by the Court and Alpha subsequently paid the civil penalties.
Nicewonder Litigation

Affiliated Construction Trades Foundation Litigation

In December 2004, prior to the Company’s acquisition of Nicewonder in October 2005, the Affiliated Construction Trades Foundation (“ACTF”), a division of the West Virginia State Building and Construction Trades Council, brought an action

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

against the West Virginia Department of Transportation, Division of Highways (“WVDOH”) and Nicewonder Contracting, Inc. (“NCI”), which became the Company’s wholly-owned indirect subsidiary as a result of the Nicewonder acquisition, in the Circuit Court of Kanawha County, West Virginia, which was removed to the United States District Court for the Southern District of West Virginia (the “ACTF Litigation”). The plaintiff sought a declaration that the contract between NCI and the State of West Virginia related to NCI’s road construction project for the Red Jacket section of the King Coal Highway (the “Red Jacket Contract”) was illegal as a violation of applicable West Virginia and federal competitive bidding and prevailing wage laws.

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

On October 14, 2014, NCI filed and served a third party complaint against WVDOH seeking a declaration of rights and obligations of the parties. Specifically, the complaint seeks a determination as to whether NCI is entitled to indemnification for any liability it may incur in the NCI Employee Litigation. The complaint also seeks a declaration that the Red Jacket Contract obligates WVDOH to enter into a supplemental agreement with NCI to reimburse NCI for any additional costs incurred, or to be incurred, as a result of the changes to the Red Jacket Contract arising from the February 26, 2013 order entered against WVDOH in the ACTF Litigation, including without limitation any costs and expenses incurred, or to be incurred, by NCI related to the wage and benefit rates for work on the project, including to the extent any such additional costs, damages,

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

statutory penalties, and/or attorney fees are awarded against NCI in the NCI Employee Litigation. WVDOH moved to dismiss the third party complaint on grounds of sovereign immunity and exclusive jurisdiction of the West Virginia Court of Claims.

On February 20, 2015, the Circuit Court of Kanawha County held a hearing on pending matters, including the WVDOH motion to dismiss the third party complaint filed against it by NCI. The Circuit Court ruled from the bench that it would grant WVDOH’s motion to dismiss NCI’s third party complaint and thereby dismiss WVDOH from this action. A formal written dismissal order is expected to be entered soon. The Company is reviewing this development and evaluating its options.

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

Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings. Consistent with that agreement, in September 2011, Fluor submitted to the court a number of surety bonds covering the full amount of the judgments against Fluor and Alpha Appalachia’s subsidiaries in the Alexander-Pederson-Helig cases. In January 2012, Fluor moved for a reduction in the surety bond amount pending appeal. The Missouri Court of Appeals granted Fluor’s motion in March 2012 and reduced the amount of the surety bonds required to be submitted by the defendants collectively to $150,000, which Fluor submitted on behalf of itself and Alpha Appalachia’s subsidiaries.

In July 2011, certain of these cases alleging personal injury resulted in a jury award in the City of St. Louis Circuit Court in favor of the plaintiffs for $38,500 in compensatory and economic damages and $320,000 in punitive damages (the “Alexander Judgment”). The total aggregate judgment against Alpha Appalachia’s subsidiaries was $118,500. In June 2014, the Missouri Court of Appeals (i) affirmed the jury award of $38,500 in compensatory damages against Fluor, Appalachia Holding and DRIH, jointly and severally, as well as the award of $48,000 in punitive damages against Appalachia Holding and $32,000 against DRIH, and (ii) vacated the award of $240,000 in punitive damages against Fluor and remanded the case for a new trial solely on the amount of punitive damages as to Fluor. In July 2014, the defendants filed with the Missouri Court of Appeals a petition for rehearing by the panel or rehearing en banc and an application to transfer the appeal to the Missouri Supreme Court in the event rehearing by the Court of Appeals were denied.

The Company has recorded an indemnity receivable of $38,500 and has accrued a liability of $38,500, included in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet at December 31, 2014.

In connection with Fluor’s sale of the Prior Business to a group of purchasers (the “Rennert Entities”) in 1994, the Rennert Entities agreed to indemnify Fluor and its affiliates for losses and liabilities arising from the Prior Business. In late 2010, the Rennert Entities settled with the plaintiffs in the Alexander-Pederson-Helig cases without indemnifying or obtaining a release for the benefit of Fluor and Alpha Appalachia’s subsidiaries.

In January 2012, the Rennert Entities filed suit against Fluor and two of Alpha Appalachia’s subsidiaries in the United States District Court for the Eastern District of Missouri seeking return of funds previously paid by the Rennert Entities to settle personal injury and property damage claims against Fluor and Alpha Appalachia’s subsidiaries allegedly arising out of the Prior Business and a declaration of non-liability for indemnification with respect to the Alexander-Pederson-Helig cases and any future claims or judgments against Fluor and Alpha Appalachia’s subsidiaries arising out of the Prior Business. Also in January 2012, Fluor filed suit against the Rennert Entities in Missouri state court alleging various breach of contract and tort claims and seeking a declaratory judgment regarding the Rennert Entities’ indemnification obligations to Fluor and Alpha Appalachia’s subsidiaries against claims arising out of the Prior Business. In February 2012, Appalachia Holding and DRIH joined Fluor as plaintiffs in this suit. At the same time, Fluor, Appalachia Holding and DRIH moved to dismiss, or in the alternative, to stay the suit pending in federal court in Missouri in favor of the Missouri state court action. In June 2012, Missouri federal court stayed the case before it in favor of the suit pending in the Missouri state court.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

In April 2012, the Rennert entities moved to dismiss the Missouri state court action. In July 2012, the Missouri state court scheduled an expedited hearing on the Rennert entities’ pending motions to dismiss for August 2012. In October 2012, the court denied the Rennert entities’ motions to dismiss each of Fluor’s and Alpha Appalachia’s subsidiaries’ claims except for one claim for contribution, which the court dismissed. All defendants answered in October 2012. Discovery subsequently commenced.

In January 2015, Fluor entered into a settlement agreement with plaintiffs asserting personal injury claims, settling the case on behalf of itself, Appalachia Holding and DRIH. The settlement includes the settlement of the Alexander Judgment and has been approved by the Court. The Company expects that Fluor will continue to indemnify the Alpha entities with respect to any similar cases not covered by the settlement or that are asserted in the future.

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

On May 23, 2014, a jury in Buchanan County Circuit Court found for the Harman plaintiffs and awarded them $5,000 in damages, plus prejudgment interest of approximately $1,120. On June 13, 2014, the Harman plaintiffs filed motions seeking a new trial on damages and attorneys’ fees, and A.T. Massey filed a motion to set aside the damages verdict. The Circuit Court has not yet ruled on these motions. On January 7, 2015, the Circuit Court granted the Harman plaintiffs a new trial regarding damages.

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the Massey Acquisition. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial. The plaintiff filed an amended complaint in the Boone County Circuit Court on February 6, 2013. The defendants filed motions to dismiss the amended complaint on March 22, 2013 and March 29, 2013. On January 8, 2015, the Boone County Circuit Court dismissed with prejudice all claims in the plaintiff’s amended complaint. The plaintiffs did not appeal the dismissal.

On April 25, 2014, the named plaintiff in the West Virginia Circuit Court action described above filed a second complaint in Greene County, Pennsylvania, Court of Common Pleas, again asserting claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the Massey Acquisition. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial. By agreement of the parties, the defendants’ time to answer, move or otherwise respond to the Pennsylvania complaint was extended until May 7, 2015.

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

(24) Concentration of Credit Risk and Major Customers

The Company markets its coal principally to electric utilities in the United States and international and domestic steel producers. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. For the years ended December 31, 2014, 2013, and 2012, the Company’s ten largest customers accounted for approximately 45%, 43%, and 42% of total revenues, respectively. Sales to the Company’s largest customer accounted for approximately 8%, 9%, and 9% of total revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Steam coal accounted for approximately 78%, 77%, and 81% of the Company’s coal sales volume during 2014, 2013, and 2012, respectively. Metallurgical coal accounted for approximately 22%, 23%, and 19% of the Company’s coal sales volume during 2014, 2013, and 2012, respectively. Additionally, two of the Company's customers had outstanding balances in excess of 10% of the total accounts receivable balance as of December 31, 2014.

(25) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of December 31, 2014, and Eastern Coal Operations, which consists of 45 underground mines and 13 surface mines in Northern and Central Appalachia as of December 31, 2014, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the year ended December 31, 2014 were as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$3,803,396	$443,953	$39,729	$4,287,078
Depreciation, depletion and amortization(1)	$670,520	$59,591	$20,665	$750,776
Amortization of acquired intangibles, net	$41,149	$(2,119)	$176	$39,206
EBITDA(1)(2)	$188,337	$16,053	$(58,459)	$145,931
Capital expenditures	$170,063	$12,562	$2,413	$185,038
Acquisition of mineral rights under federal lease	$—	$42,130	$—	$42,130

(1)Amounts for Eastern Coal Operations and Consolidated include certain out of period adjustments recorded related to asset retirement obligations. The adjustments did not impact any other segment. The adjustment recorded related to a decrease to depreciation, depletion and amortization of $13,583 and cost of coal sales of $29,987 and an increase to EBITDA of $29,987. See Note 15 for further details.
(2) Amounts for Eastern Coal Operations and All Other include asset impairment and restructuring expenses of $15,100 and $9,772, respectively. Additionally, EBITDA for Eastern Coal Operations includes a goodwill impairment charge of $308,651. See Notes 10 and 11 for further information.

Segment operating results and capital expenditures for the year ended December 31, 2013 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$4,412,334	$487,324	$53,850	$4,953,508
Depreciation, depletion and amortization	$780,120	$54,265	$30,636	$865,021
Amortization of acquired intangibles, net	$7,916	$(2,878)	$18	$5,056
EBITDA(1)	$(44,223)	$90,879	$(263,556)	$(216,900)
Capital expenditures	$207,503	$5,369	$2,789	$215,661
Acquisition of mineral rights under federal lease	$—	$42,130	$—	$42,130

(1) Amounts for Eastern Coal Operations, Western Coal Operations, and and All Other include asset impairment and restructuring expenses of $14,384, ($411), and $23,300 respectively. Additionally, EBITDA for Eastern Coal Operations includes a goodwill impairment charge of $253,102. See Notes 10 and 11 for further information.

Segment operating results and capital expenditures for the year ended December 31, 2012 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$6,290,289	$611,329	$73,266	$6,974,884
Depreciation, depletion and amortization	$949,064	$62,729	$25,782	$1,037,575
Amortization of acquired intangibles, net	$(87,875)	$13,644	$3,893	$(70,338)
EBITDA(1)	$(1,807,515)	$65,153	$(82,771)	$(1,825,133)
Capital expenditures	$368,838	$18,082	$15,457	$402,377
Acquisition of mineral rights under federal lease	$—	$95,765	$—	$95,765

(1) Amounts for Eastern Coal Operations, Western Coal Operations, and and All Other include asset impairment and restructuring expenses of $1,033,979, $823, and $34,104 respectively. Additionally, EBITDA for Eastern Coal Operations and Western Coal Operations include goodwill impairment charges of $1,660,218 and $53,308, respectively. See Notes 10 and 11 for further information.

The following table presents a reconciliation of EBITDA to net loss for the years ended:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

	December 31,
	2014	2013	2012
EBITDA	$145,931	$(216,900)	$(1,825,133)
Interest expense	(288,466)	(246,588)	(198,147)
Interest income	2,265	3,517	3,373
Income tax benefit	55,291	216,550	549,996
Depreciation, depletion and amortization	(750,776)	(865,021)	(1,037,575)
Amortization of acquired intangibles, net	(39,206)	(5,056)	70,338
Net loss	$(874,961)	$(1,113,498)	$(2,437,148)

The following table presents total assets and goodwill:

	Total Assets			Goodwill, net
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2014	December 31, 2013	December 31, 2012
Eastern Coal Operations	$8,648,678	$9,566,687	$10,691,029	$—	$308,651	$561,753
Western Coal Operations	657,971	645,175	647,292	—	—	—
All Other	1,429,499	1,587,396	1,751,485	—	—	5,912
Total	$10,736,148	$11,799,258	$13,089,806	$—	$308,651	$567,665

The Company sells produced, processed and purchased coal to customers in the United States and in international markets, primarily the Netherlands, Italy, Turkey, United Kingdom, Brazil, and India. Export coal revenues, which include freight and handling revenues, totaled $1,664,557 or approximately 39% of total revenues for the year ended December 31, 2014, $2,151,464 or approximately 43% of total revenues for the year ended December 31, 2013; and $2,930,557 or approximately 42% of total revenues for the year ended December 31, 2012.

(26) Guarantor and Non-Guarantor Information

The Company has issued senior notes and convertible senior notes and may issue new debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are Condensed Consolidating Financial Statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012, respectively, based on the guarantor structure that was put in place in connection with the issuance of its senior notes and convertible senior notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior Notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, Alpha Coal India Private Limited, Rockridge Coal Company, Coalsolv, LLC, Alpha Australia Pty. Limited and ANR Second Receivables Funding, LLC, which were not guarantors of the Senior Notes or the Convertible Notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$830	$738,700	$1,656	$—	$741,186
Trade accounts receivable, net	—	43,784	270,231	—	314,015
Inventories, net	—	237,945	—	—	237,945
Short-term marketable securities	—	405,169	—	—	405,169
Prepaid expenses and other current assets	—	175,221	2,778	—	177,999
Total current assets	830	1,600,819	274,665	—	1,876,314
Property, equipment and mine development costs, net	—	1,425,667	—	—	1,425,667
Owned and leased mineral rights and land, net	—	6,916,307	—	—	6,916,307
Other acquired intangibles, net	—	97,169	—	—	97,169
Other non-current assets	8,142,716	8,363,729	14,329	(16,100,083)	420,691
Total assets	$8,143,546	$18,403,691	$288,994	$(16,100,083)	$10,736,148

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$49,752	$128,499	$—	$—	$178,251
Trade accounts payable	—	215,972	126	—	216,098
Accrued expenses and other current liabilities	3,130	611,833	237	—	615,200
Total current liabilities	52,882	956,304	363	—	1,009,549
Long-term debt	3,678,449	41,070	—	—	3,719,519
Pension and postretirement medical benefit obligations	—	1,236,986	—	—	1,236,986
Asset retirement obligations	—	538,008	—	—	538,008
Deferred income taxes	—	773,466	—	—	773,466
Other non-current liabilities	1,425,415	1,630,041	267,195	(2,850,831)	471,820
Total liabilities	5,156,746	5,175,875	267,558	(2,850,831)	7,749,348

Stockholders’ Equity
Total stockholders’ equity	2,986,800	13,227,816	21,436	(13,249,252)	2,986,800
Total liabilities and stockholders’ equity	$8,143,546	$18,403,691	$288,994	$(16,100,083)	$10,736,148

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
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Year Ended December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$3,724,441	$—	$—	$3,724,441
Freight and handling revenues	—	480,841	—	—	480,841
Other revenues	—	78,431	3,365	—	81,796
Total revenues	—	4,283,713	3,365	—	4,287,078
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	3,381,075	—	—	3,381,075
Freight and handling costs	—	480,841	—	—	480,841
Other expenses	—	67,412	—	—	67,412
Depreciation, depletion and amortization	—	750,776	—	—	750,776
Amortization of acquired intangibles, net	—	39,206	—	—	39,206
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	150,111	1,995	—	152,106
Asset impairment and restructuring	—	24,872	—	—	24,872
Goodwill impairment	—	308,651	—	—	308,651
Total costs and expenses	—	5,202,944	1,995	—	5,204,939
Income (loss) from operations	—	(919,231)	1,370	—	(917,861)
Other income (expense):
Interest expense	(286,703)	(1,139)	(624)	—	(288,466)
Interest income	—	520	1,745	—	2,265
Gain on sale of marketable equity securities	—	17,883	—	—	17,883
Loss on early extinguishment of debt	(1,630)	(392)	—	—	(2,022)
Gain on exchange of equity method investment	—	256,330	—	—	256,330
Miscellaneous income (expense), net	—	1,770	(151)	—	1,619
Total other income (expense), net	(288,333)	274,972	970	—	(12,391)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(288,333)	(644,259)	2,340	—	(930,252)
Income tax benefit (expense)	112,450	(56,245)	(914)	—	55,291
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(699,078)	—	—	699,078	—
Net income (loss)	$(874,961)	$(700,504)	$1,426	$699,078	$(874,961)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$4,257,981	$—	$—	$4,257,981
Freight and handling revenues	—	557,846	—	—	557,846
Other revenues	—	132,074	5,607	—	137,681
Total revenues	—	4,947,901	5,607	—	4,953,508
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	3,980,744	—	—	3,980,744
Freight and handling costs	—	557,846	—	—	557,846
Other expenses	—	165,485	—	—	165,485
Depreciation, depletion and amortization	—	865,021	—	—	865,021
Amortization of acquired intangibles, net	—	5,056	—	—	5,056
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	156,155	2,832	—	158,987
Asset impairment and restructuring	—	37,273	—	—	37,273
Goodwill impairment	—	253,102	—	—	253,102
Total costs and expenses	—	6,020,682	2,832	—	6,023,514
Income from operations	—	(1,072,781)	2,775	—	(1,070,006)
Other income (expense):
Interest expense	(232,194)	(13,213)	(1,181)	—	(246,588)
Interest income	—	3,463	54	—	3,517
Loss on early extinguishment of debt	(30,139)	(8,967)	(1,358)	—	(40,464)
Miscellaneous income (expense), net	—	23,573	(80)	—	23,493
Total other expense, net	(262,333)	4,856	(2,565)	—	(260,042)
Loss before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(262,333)	(1,067,925)	210	—	(1,330,048)
Income tax benefit (expense)	102,310	114,322	(82)	—	216,550
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(953,475)	—	—	953,475	—
Net income (loss)	$(1,113,498)	$(953,603)	$128	$953,475	$(1,113,498)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$6,015,696	$—	$—	$6,015,696
Freight and handling revenues	—	761,928	—	—	761,928
Other revenues	—	184,017	13,243	—	197,260
Total revenues	—	6,961,641	13,243	—	6,974,884
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	5,004,516	—	—	5,004,516
Freight and handling costs	—	761,928	—	—	761,928
Other expenses	—	45,432	—	—	45,432
Depreciation, depletion and amortization	—	1,037,575	—	—	1,037,575
Amortization of acquired intangibles, net	—	(70,338)	—	—	(70,338)
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	205,156	4,632	—	209,788
Asset impairment and restructuring	—	1,068,906	—	—	1,068,906
Goodwill impairment	—	1,713,526	—	—	1,713,526
Total costs and expenses	—	9,766,701	4,632	—	9,771,333
Income (loss) from operations	—	(2,805,060)	8,611	—	(2,796,449)
Other income (expense):
Interest expense	(170,111)	(25,063)	(2,973)	—	(198,147)
Interest income	—	3,347	26	—	3,373
Gain on early extinguishment of debt	—	773	—	—	773
Miscellaneous expense, net	—	3,349	(43)	—	3,306
Total other expense, net	(170,111)	(17,594)	(2,990)	—	(190,695)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(170,111)	(2,822,654)	5,621	—	(2,987,144)
Income tax benefit (expense)	66,343	485,845	(2,192)	—	549,996
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(2,333,380)	—	—	2,333,380	—
Net income (loss)	$(2,437,148)	$(2,336,809)	$3,429	$2,333,380	$(2,437,148)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(874,961)	$(700,504)	$1,426	$699,078	$(874,961)
Total comprehensive income (loss)	$(1,109,514)	$(935,057)	$1,426	$933,631	$(1,109,514)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(1,113,498)	$(953,603)	$128	$953,475	$(1,113,498)
Total comprehensive income (loss)	$(1,004,048)	$(844,153)	$128	$844,025	$(1,004,048)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(2,437,148)	$(2,336,809)	$3,429	$2,333,380	$(2,437,148)
Total comprehensive income (loss)	$(2,401,916)	$(2,301,577)	$3,429	$2,298,148	$(2,401,916)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$—	$(284,022)	$163	$(283,859)

Investing activities:
Capital expenditures	—	(185,038)	—	(185,038)
Acquisition of mineral rights under federal lease	—	(42,130)	—	(42,130)
Purchases of marketable securities	—	(679,394)	—	(679,394)
Sales of marketable securities	—	697,929	—	697,929
Proceeds from sale of property, plant and equipment	—	93,033	—	93,033
Proceeds from the sale of equity method investments, net	—	112,232	—	112,232
Other, net	—	1,717	—	1,717
Net cash used in investing activities	—	(1,651)	—	(1,651)

Financing activities:
Proceeds from borrowings on long-term debt	500,000	—	—	500,000
Principal repayments of long-term debt	(27,635)	(9,919)	—	(37,554)
Principal repayments of capital lease obligations	—	(19,475)	—	(19,475)
Debt issuance costs and modification costs	(24,634)	—	(4,304)	(28,938)
Common stock repurchases	(1,461)	—	—	(1,461)
Other, net	—	(5,520)	—	(5,520)
Transactions with affiliates	(445,907)	441,335	4,572	—
Net cash provided by financing activities	363	406,421	268	407,052

Net increase in cash and cash equivalents	363	120,748	431	121,542
Cash and cash equivalents at beginning of period	467	617,952	1,225	619,644
Cash and cash equivalents at end of period	$830	$738,700	$1,656	$741,186

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash provided by operating activities	$—	$108,904	$114	$109,018

Investing activities:
Capital expenditures	—	(215,661)	—	(215,661)
Acquisition of mineral rights under federal lease	—	(42,130)	—	(42,130)
Purchases of marketable securities	—	(900,471)	—	(900,471)
Sales of marketable securities	—	857,000	—	857,000
Proceeds from sale of property and equipment	—	10,605	—	10,605
Net cash used in investing activities	—	(290,657)	—	(290,657)

Financing activities:
Proceeds from borrowings on long-term debt	1,306,677	—	—	1,306,677
Principal repayments on long-term debt	(762,223)	(414,109)	—	(1,176,332)
Principal repayments of capital lease obligations	—	(16,136)	—	(16,136)
Debt issuance and modification costs	(36,659)	—	—	(36,659)
Common stock repurchases	(1,435)	—	—	(1,435)
Other, net	—	(5,555)	—	(5,555)
Transactions with affiliates	(506,170)	505,843	327	—
Net cash provided by financing activities	190	70,043	327	70,560

Net (decrease) increase in cash and cash equivalents	190	(111,710)	441	(111,079)
Cash and cash equivalents at beginning of period	277	729,662	784	730,723
Cash and cash equivalents at end of period	$467	$617,952	$1,225	$619,644

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Consolidated
Net cash (used in) provided by operating activities	$—	$518,367	$52	$518,419

Investing activities:
Capital expenditures	—	(402,377)	—	(402,377)
Acquisition of mineral rights under federal lease	—	(95,765)	—	(95,765)
Purchases of marketable securities	—	(555,096)	—	(555,096)
Sales of marketable securities	—	352,112	—	352,112
Purchase of equity method investment	—	(10,100)	—	(10,100)
Proceeds from sale of property, plant and equipment	—	38,250	—	38,250
Net cash used in investing activities	—	(672,976)	—	(672,976)

Financing activities:
Proceeds from borrowings on long-term debt	494,795	—	—	494,795
Principal repayments on long-term debt	(45,000)	(115,157)	—	(160,157)
Principal repayments of capital lease obligations	—	(6,490)	—	(6,490)
Debt issuance and modification costs	(15,767)	—	(594)	(16,361)
Common stock repurchases	(7,507)	—	—	(7,507)
Other, net	176	(5,058)	—	(4,882)
Transactions with affiliates	(427,033)	426,703	330	—
Net cash (used in) provided by financing activities	(336)	299,998	(264)	299,398

Net increase (decrease) in cash and cash equivalents	(336)	145,389	(212)	144,841
Cash and cash equivalents at beginning of period	613	584,273	996	585,882
Cash and cash equivalents at end of period	$277	$729,662	$784	$730,723

(27) Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Total revenues	$1,111,773	$1,054,098	$1,050,592	$1,070,615
Net loss (1) (2)	$(55,698)	$(512,627)	$(184,975)	$(121,661)
Basic loss per share	$(0.25)	$(2.32)	$(0.84)	$(0.55)
Diluted loss per share	$(0.25)	$(2.32)	$(0.84)	$(0.55)

(1)
Net loss includes pretax gains on disposals of equity method investments of $250,331 and $5,999 in the first and fourth quarters of 2014, respectively, and pretax asset impairment and restructuring charges of $9,499, $2,590, $11,544 and $1,239 in the first, second, third and fourth quarters of 2014, respectively. Net loss also includes a goodwill impairment charge of $308,651 in the second quarter of 2014.

(2)
Net loss in the fourth quarter includes certain out of period adjustments for asset retirement obligations related to the first three quarters of 2014 ($6,096) and for the years ended December 31, 2013 and 2012 ($43,570), which decreased net loss

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

by $49,666. These adjustments resulted in a decrease to basic and diluted loss per share of $0.22. See Note 15 for further details.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, KPMG, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alpha Natural Resources, Inc.:
We have audited Alpha Natural Resources, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpha Natural Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Roanoke, Virginia
February 26, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sections of our Proxy Statement entitled “Proposal 1 - Election of Directors,” “About our Board of Directors - Board and Its Committees,” “About our Board of Directors - Board Committees - Audit Committee,” “About our Management Team,” “Other Information - Section 16(a) Beneficial Ownership Reporting Compliance” and “About our Board of Directors - Code of Business Ethics” are incorporated herein by reference.

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

Item 11. Executive Compensation

The sections of our Proxy Statement entitled “Director Compensation - 2014 Director Compensation,” “Director Compensation - Additional Information Regarding Director Compensation,” “Executive Compensation - Compensation Discussion and Analysis,” “Board Committee Reports - Compensation Committee Report,” “Executive Compensation - Compensation Discussion and Analysis - Compensation and Risk,” “Executive Compensation - Compensation Tables - Summary Compensation Table (2014, 2013 and 2012),” “Executive Compensation - Compensation Tables - Grants of Plan-Based Awards (2014),” “Executive Compensation - Compensation Tables - Additional Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table,” “Executive Compensation - Compensation Tables - Outstanding Equity Awards at Fiscal Year-End (2014),” “Executive Compensation - Compensation Tables - Option Exercises and Stock Vested (2014),” “Executive Compensation - Compensation Tables - Pension Benefits (2014),” “Executive Compensation - Compensation Tables - Additional Information Regarding Our Pension Benefits Table,” “Executive Compensation - Compensation Tables - Nonqualified Deferred Compensation (2014),” “Executive Compensation - Compensation Tables - Additional Information Regarding Our Nonqualified Deferred Compensation Plan Table,” “Executive Compensation - Compensation Tables - Potential Payments Upon Termination or Change in Control,” “Executive Compensation - Compensation Tables - Additional Information Regarding Tables Relating to Potential Payments Upon Employment Termination or Change in Control” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The sections of our Proxy Statement entitled “About our Board of Directors - Independent and Non-Management Directors” and “Other Information - Policies and Procedures for Review, Approval or Ratification of Transactions With Related Persons” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The sections of our Proxy Statement entitled “Proposal 6 - Ratification of Appointment of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm and Fees” and “Proposal 6 - Ratification of Appointment of Independent Registered Public Accounting Firm - Policy for Approval of Audit and Permitted Non-Audit Services” are incorporated herein by reference.

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

(a)          Documents filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed as part of this Annual Report on Form 10-K under Item 8-Financial Statements and Supplementary Data:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2014 and 2013
Consolidated Statements of Operations, Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss), Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows, Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

Date: February 26, 2015

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Wood and Richard Verheij, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Kevin S. Crutchfield	February 26, 2015	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors and Director
Kevin S. Crutchfield

/s/ Frank J. Wood	February 26, 2015	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)
Frank J. Wood

/s/ Angelo C. Brisimitzakis	February 26, 2015	Director
Angelo C. Brisimitzakis

/s/ William J. Crowley, Jr.	February 26, 2015	Director
William J. Crowley, Jr.

/s/ E. Linn Draper, Jr.	February 26, 2015	Director
E. Linn Draper, Jr.

/s/ Glenn A. Eisenberg	February 26, 2015	Director
Glenn A. Eisenberg

/s/ Deborah M. Fretz	February 26, 2015	Director
Deborah M. Fretz

/s/ P. Michael Giftos	February 26, 2015	Director
P. Michael Giftos

/s/ L. Patrick Hassey	February 26, 2015	Director
L. Patrick Hassey

/s/ Joel Richards, III	February 26, 2015	Director
Joel Richards, III

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.3
Amended and Restated Bylaws of Alpha Natural Resources, Inc. (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on August 26, 2014.)

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

4.4
Supplemental Indenture No. 2, dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank of California, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 5, 2009.)

4.5
Form of 2.375% Convertible Senior Note due 2015 (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old/ (File No. 1-32423) filed on April 9, 2008.)

4.6
Subordinated Indenture, dated as of April 7, 2008, between Alpha Natural Resources, Inc. and Union Bank of California, N.A. as Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc./Old (File No. 1-32423) filed on April 9, 2008.)

4.7
Supplemental Indenture No. 1 to the Subordinated Indenture, dated as of July 31, 2009, between Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on August 7, 2009.)

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

4.28
Indenture, dated as of May 20, 2014, among Alpha Natural Resources, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014.)

4.29
Security Agreement, dated as of May 20, 2014, among Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. identified therein, and Wilmington Trust, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014.)

4.30
Form of 7½% Senior Secured Second Lien Notes due 2020 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014.)

10.1
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

10.2
First Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2011, by and among ANR Receivables Funding, LLC, Alpha Natural Resources, LLC, the various financial institutions party thereto and PNC Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on February 29, 2012.)

10.3
Limited Waiver, dated as of February 14, 2012, pursuant to the Second Amended and Restated Receivables Purchase Agreement, dated as of October 19, 2011 (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 10, 2012.)

10.4
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

10.5
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

10.6
Fourth Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of November 14, 2012, among ANR Receivables Funding, LLC, Alpha Natural Resources, LLC, the various financial institutions party thereto and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 20, 2012.)

10.7
Fifth Amended and Restated Credit Agreement, dated as of September 24, 2014, by and among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (including as an exhibit the Fifth Amended and Restated Credit Agreement, dated as of September 24, 2014, among Alpha Natural Resources, Inc., the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on September 25, 2014.)

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

10.9
Security Agreement, dated as of May 20, 2014, among Alpha Natural Resources, Inc., certain subsidiaries of Alpha Natural Resources, Inc. identified therein, and Wilmington Trust, National Association, as notes collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 21, 2014.)

10.10
Credit and Security Agreement dated as of September 19, 2014, by and among ANR Second Receivables Funding, LLC, General Electric Capital Corporation, as a lender, a swing line lender, an LC Lender and the administrative agent, and Webster Business Credit Corporation, as an LC Lender and as a Lender, and certain financial institutions from time to time parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on September 25, 2014.)

10.11
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

10.12
Stipulation and Agreement of Settlement, dated as of February 5, 2014, by and among Alpha, Alpha Appalachia Holdings, Inc. (fka Massey Energy Company) and the various Massey Energy Company officers and directors named as defendants, and the plaintiffs in the matter In re Massey Energy Co. Securities Litigation, Case No. 5:10-cv-00689-ICB (S.D. W. Va.) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 24, 2014.)

10.13
Distribution Agreement between Fluor Corporation and Massey Energy Company dated as of November 30, 2000 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Massey Energy Company (File No. 1-7775) filed on December 15, 2000.)

10.14
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

10.16
Registration Rights Agreement, dated as of January 29, 2014, among Foundation PA Coal Company, LLC, Rice Energy Inc., NGP Rice Holdings, LLC, Rice Energy Holdings LLC, and Rice Energy Family Holdings, LP (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Rice Energy Inc. (File No. 001-36273) filed with the Commission on February 4, 2014.)

10.17
Stockholders’ Agreement, dated as of January 29, 2014, among Alpha Natural Resources, Inc., Rice Energy Inc., NGP Rice Holdings, LLC, Rice Energy Holdings LLC, and Rice Energy Family Holdings, LP (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Rice Energy Inc. (File No. 001-36273) filed with the Commission on February 4, 2014.)

10.18‡
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

10.20*‡	Alpha Natural Resources, Inc. Key Employee Separation Plan, As Amended and Restated Effective January 22, 2015.

10.21‡
Alpha Natural Resources, Inc. and Subsidiaries Deferred Compensation Plan, As Amended and Restated Effective August 1, 2012 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 8, 2012.)

10.22‡
Alpha Natural Resources, Inc. Non-Employee Directors Deferred Compensation Plan (effective January 1, 2010.) (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010.)

10.23‡
Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Restated as of May 14, 2008 and as further amended on November 18, 2009.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2010.)

10.24‡
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 10, 2009.)

10.25‡
Form of Director Deferred Compensation Agreement under the Alpha Natural Resources, Inc. 2005 Long-Term Incentive Plan (Amended and Restated on December 12, 2008) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.26‡
Form of Amendment to Director Deferred Compensation Agreement (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc./Old (File No. 001-32423) filed on February 27, 2009.)

10.27‡
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

10.29‡	Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (File No. 333-166959) filed on May 19, 2010.)

10.30‡
Form of Restricted Stock Unit Award Agreement for Employees (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on February 29, 2012.)

10.31‡
Form of Restricted Stock Unit Award Agreement for Employees (Alternative) (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 10, 2012.)

10.32‡
Form of Performance Share Unit Award Agreement for Employees (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on February 29, 2012.)

10.33‡
Form of Performance Share Unit Award Agreement for Employees (Alternative) (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 10, 2012.)

10.34‡
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on February 29, 2012.)

10.35‡
Form of Performance-Based Incentive Compensation Award Agreement for Employees (Grades 22-30) under the Alpha Natural Resources, Inc. 2010 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 10, 2012.)

10.36‡
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

10.38‡
Alpha Natural Resources, Inc. Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 22, 2014.)

10.39‡
Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees (Grades 22-30) under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012.)

10.40‡
Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the 2012 Long-Term Incentive Plan (Alternative) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 17, 2012.)

10.41‡
Form of Alpha Natural Resources, Inc. Restricted Stock Unit Award Agreement for Employees (Grades 22-30) under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012.)

10.42‡
Form of Alpha Natural Resources, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 of Alpha Natural Resources, Inc. (File No. 333-181478) filed on May 17, 2012.)

10.43‡
Form of Alpha Natural Resources, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (for grants after January 1, 2013) (Incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2013.)

10.44‡
Form of Alpha Natural Resources, Inc. Non-Employee Director Deferral Elections (effective January 1, 2013) (Incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 1-32331) filed on March 1, 2013.)

10.45‡
Form of Retention Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on November 8, 2012.)

10.46‡
Form of Performance-Based Incentive Compensation Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2013.)

10.47‡
Form of Restricted Stock Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2013.)

10.48‡
Form of Performance Share Unit Award Agreement for Employees under the Alpha Natural Resources, Inc. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 1-32331) filed on May 7, 2013.)

10.49‡
Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the Amended and Restated 2012 Long-Term Incentive Plan (TSR) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 8, 2014.)

10.50‡
Form of Alpha Natural Resources, Inc. Performance Share Unit Award Agreement for Employees under the Amended and Restated 2012 Long-Term Incentive Plan (Cash Flow from Operations) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 8, 2014.)

10.51‡
Foundation Coal Supplemental Executive Retirement Plan, dated as of July 30, 2004 (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.52‡
Amendment No. 1 to the Foundation Coal Supplemental Executive Retirement Plan, dated as of March 16, 2007 (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.53‡
Amendment No. 2 to the Foundation Coal Supplemental Executive Retirement Plan, dated as of December 11, 2008 (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.54‡
Amendment No. 3 to the Foundation Coal Supplemental Executive Retirement Plan, dated as of July 27, 2009 (Incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.55‡
Amendment No. 4 to the Foundation Coal Supplemental Executive Retirement Plan, dated as of January 28, 2014 (Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.56‡
Alpha Natural Resources, Inc. Amended and Restated Annual Incentive Bonus Plan (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 28, 2014.)

10.57‡
Retention Agreement by and between Alpha Natural Resources, Inc. and Kevin S. Crutchfield, dated as of February 28, 2014 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 8, 2014.)

10.58‡
Retention Agreement by and between Alpha Natural Resources, Inc. and Paul H. Vining, dated as of February 28, 2014 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on May 8, 2014.)

10.59*‡	Retention Agreement by and between Alpha Natural Resources, Inc. and Philip J. Cavatoni, dated as of January 6, 2015.

10.60*‡	Retention Agreement by and between Alpha Natural Resources, Inc. and Brian D. Sullivan, dated as of January 24, 2014.

10.61*‡	Equity Retention Agreement by and between Alpha Natural Resources, Inc. and Brian D. Sullivan, dated as of June 15, 2012.

10.62*‡	Form of Alpha Natural Resources, Inc. Retention Restricted Stock Unit Award Agreement for Employees under the 2012 Long-Term Incentive Plan.

10.63‡
General Release and Non-Disparagement, dated July 18, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 6, 2014.)

10.64‡
General Release, dated September 1, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 6, 2014.)

10.65‡
Consulting Agreement, dated September 1, 2014, by and between Alpha Natural Resources Services, LLC and Vaughn R. Groves (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpha Natural Resources, Inc. (File No. 001-32331) filed on November 6, 2014.)

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
___________________________

*     Filed herewith.

‡      Management contract of compensatory plan or arrangement