Form 10-K/A
period 2014-12-31
Alpha Natural Resources, Inc.
filed 2015-02-27
CIK 1301063

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

Explanatory Note

Alpha Natural Resources Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 to correct certain typographical and other errors in the contractual obligation amounts for interest payable, operating leases, postretirement benefit obligation, pension benefit obligation, and black lung obligation set forth in the tables and related footnotes under the heading “Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The complete text of Item 7 is set forth herein, including those portions of the text that have not been amended from the original Form 10-K, and replaces Item 7 in the original Form 10-K in its entirety. The required exhibits for this Form 10-K/A have also been included in Item 15 and the exhibits that were filed with the original Form 10-K have been incorporated by reference from that original report. All other Items of the original Form 10-K are unaffected by this Amendment, and those Items have not been included in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K.

The information contained in this Form 10-K/A does not reflect events that have occurred on or after February 26, 2015, the date of the original Form 10-K, or otherwise modify or update the disclosure presented in the original Form 10-K, except as described above.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2014 (in thousands):

	2015	2016-2017	2018-2019	After 2019	Total
Long-term debt (1)	$159,909	$357,500	$1,312,500	$2,127,813	$3,957,722
Capital lease obligations (2)	15,665	16,127	696	18,874	51,362
Other debt (3)	4,603	5,325	53	—	9,981
Equipment purchase commitments	22,381	—	—	—	22,381
Transportation commitments	16,478	82,501	79,050	213,056	391,085
Operating leases	5,282	943	—	—	6,225
Minimum royalties	38,494	68,861	38,995	65,215	211,565
Federal coal lease	46,076	—	—	—	46,076
Coal purchase commitments	11,624	—	—	—	11,624
Total	$320,512	$531,257	$1,431,294	$2,424,958	$4,708,021

(1)
Long-term debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 2.375% and 9.75% on our loans, would be approximately $232.1 million in 2015, $470.9 million in 2016 to 2017, $347.1 million in 2018 to 2019 and $130.7 million after 2019.

(2)
Capital lease obligations include principal amounts due in the years shown. Cash interest payable on these obligations with interest rates ranging between 0.15% and 13.86%, would be approximately $3.6 million in 2015, $5.9 million in 2016 to 2017, $5.3 million in 2018 to 2019 and $29.6 million after 2019.

(3)
Other debt includes principal amounts due in the years shown. Cash interest payable on these obligations, with interest rates ranging between 4.00% and 6.132%, would be approximately $0.7 million in 2015 and $0.3 million from 2016 to 2018.

Additionally, we have long-term liabilities relating to asset retirement obligations, postretirement, pension, workers’ compensation and black lung benefits. The table below reflects the estimated undiscounted cash flows for these obligations (in thousands):

	2015	2016-2017	2018-2019	After 2019	Total
Asset retirement obligation	$102,493	$143,030	$199,984	$1,162,843	$1,608,350
Postretirement benefit obligation	46,678	104,981	111,955	2,121,846	2,385,460
Pension benefit obligation (1)	29,530	62,257	67,093	1,615,915	1,774,795
Black lung benefit obligation	13,716	17,602	18,158	339,096	388,572
Workers’ compensation benefit obligation	11,640	18,354	15,076	104,932	150,002
Total	$204,057	$346,224	$412,266	$5,344,632	$6,307,179

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

Item 15. Exhibits and Financial Statement Schedules

See Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA NATURAL RESOURCES, INC.

By:	/s/ Frank J. Wood

Name:	Frank J. Wood

Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2015

	Signature	Date	Title

	*	February 27, 2015	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors and Director
Kevin S. Crutchfield

	/s/ Frank J. Wood	February 27, 2015	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)
Frank J. Wood

	*	February 27, 2015	Director
Angelo C. Brisimitzakis

	*	February 27, 2015	Director
William J. Crowley, Jr.

	*	February 27, 2015	Director
E. Linn Draper, Jr.

	*	February 27, 2015	Director
Glenn A. Eisenberg

	*	February 27, 2015	Director
Deborah M. Fretz

	*	February 27, 2015	Director
P. Michael Giftos

	*	February 27, 2015	Director
L. Patrick Hassey

	*	February 27, 2015	Director
Joel Richards, III

*By:	/s/ Frank J. Wood
Frank J. Wood
Attorney-in-Fact

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
___________________________

*     Filed with Annual Report on Form 10-K filed on February 26, 2015

**   Filed herewith

‡     Management contract of compensatory plan or arrangement