Form 10-Q
period 2015-03-31
Alpha Natural Resources, Inc.
filed 2015-05-06
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 30, 2015 - 222,278,382

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Coal revenues	$726,067	$952,820
Freight and handling revenues	100,159	134,202
Other revenues	15,763	24,751
Total revenues	841,989	1,111,773
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	751,324	896,584
Freight and handling costs	100,159	134,202
Other expenses	4,985	15,194
Depreciation, depletion and amortization	158,431	200,295
Amortization of acquired intangibles, net	12,445	9,279
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	24,962	41,197
Asset impairment and restructuring	4,120	9,499
Total costs and expenses	1,056,426	1,306,250
Loss from operations	(214,437)	(194,477)
Other income (expense):
Interest expense	(76,706)	(64,962)
Interest income	660	616
Gain (loss) on early extinguishment of debt	364,153	(1,804)
Gain on sale of equity method investment	—	250,331
Miscellaneous (expense) income, net	(470)	1,156
Total other income, net	287,637	185,337
Income (loss) before income taxes	73,200	(9,140)
Income tax expense	(4,989)	(46,558)
Net income (loss)	$68,211	$(55,698)
Basic income (loss) per common share	$0.31	$(0.25)
Diluted income (loss) per common share	$0.30	$(0.25)
Weighted average shares - basic	221,784,821	221,154,062
Weighted average shares - diluted	223,855,324	221,154,062

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$68,211	$(55,698)
Other comprehensive income (loss), net of tax:
Amortization of employee benefit costs, net of income tax of ($561) and $344 for the three months ended March 31, 2015 and 2014, respectively	919	(554)
Settlement of cash flow hedges, net of income tax of ($66) and $600 for the three months ended March 31, 2015 and 2014, respectively	106	(910)
Change in fair value of marketable securities, net of income tax of ($1,869) and ($20,354) for the three months ended March 31, 2015 and 2014, respectively	2,979	30,915
Total other comprehensive income, net of tax	4,004	29,451
Total comprehensive income (loss)	$72,215	$(26,247)

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$476,295	$741,186
Trade accounts receivable, net	249,266	314,015
Inventories, net	244,563	237,945
Short-term investments	421,128	405,169
Prepaid expenses and other current assets	169,299	177,999
Total current assets	1,560,551	1,876,314
Property, equipment and mine development costs, net	1,343,649	1,425,667
Owned and leased mineral rights and land (net of accumulated depletion of $1,294,084 and $1,265,901, respectively)	6,861,668	6,916,307
Other acquired intangibles (net of accumulated amortization of $393,318 and $378,413, respectively)	82,264	97,169
Other non-current assets	321,315	324,009
Total assets	$10,169,447	$10,639,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$176,795	$178,251
Trade accounts payable	203,276	216,098
Accrued expenses and other current liabilities	563,842	615,200
Total current liabilities	943,913	1,009,549
Long-term debt	3,142,018	3,622,837
Pension and postretirement medical benefit obligations	1,240,164	1,236,986
Asset retirement obligations	551,828	538,008
Deferred income taxes	772,410	773,466
Other non-current liabilities	460,728	471,820
Total liabilities	7,111,061	7,652,666

Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 400.0 million shares authorized, 234.8 million issued and 222.3 million outstanding at March 31, 2015 and 233.7 million issued and 221.6 million outstanding at December 31, 2014	2,348	2,337
Additional paid-in capital	8,210,879	8,211,122
Accumulated other comprehensive income (loss)	(287,697)	(291,701)
Treasury stock, at cost: 12.5 million and 12.1 million shares at March 31, 2015 and December 31, 2014, respectively	(273,595)	(273,198)
Accumulated deficit	(4,593,549)	(4,661,760)
Total stockholders’ equity	3,058,386	2,986,800
Total liabilities and stockholders’ equity	$10,169,447	$10,639,466

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$68,211	$(55,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	192,918	228,630
Amortization of acquired intangibles, net	12,445	9,279
Mark-to-market adjustments for derivatives	1,847	(760)
Stock-based compensation	(409)	5,371
Asset impairment and restructuring	4,120	9,499
Employee benefit plans, net	15,559	14,353
(Gain) loss on early extinguishment of debt	(364,153)	1,804
Gain on sale of equity method investment	—	(250,331)
Deferred income taxes	4,386	45,738
Other, net	568	9,865
Changes in operating assets and liabilities:
Trade accounts receivable, net	64,749	(81,243)
Inventories, net	(6,653)	943
Prepaid expenses and other current assets	(11,140)	(30,138)
Other non-current assets	6,885	8,614
Trade accounts payable	(6,739)	32,044
Accrued expenses and other current liabilities	(15,816)	23,077
Pension and postretirement medical benefit obligations	(9,409)	(8,714)
Asset retirement obligations	(9,279)	(11,506)
Other non-current liabilities	(7,874)	(4,788)
Net cash used in operating activities	(59,784)	(53,961)
Investing activities:
Capital expenditures	(29,619)	(39,718)
Purchases of investments	(210,281)	(153,648)
Sales of investments	193,717	95,164
Proceeds from exchange of equity method investment, net	—	96,732
Other, net	326	1,511
Net cash (used in) provided by investing activities	(45,857)	41
Financing activities:
Proceeds from borrowings on long-term debt	186,983	—
Principal repayments of long-term debt	(333,489)	(27,145)
Principal repayments of capital lease obligations	(5,373)	(4,264)
Debt issuance and modification costs	(6,815)	—
Common stock repurchases	(397)	(1,043)
Other	(159)	(159)
Net cash used in financing activities	(159,250)	(32,611)
Net decrease in cash and cash equivalents	(264,891)	(86,531)
Cash and cash equivalents at beginning of period	741,186	619,644
Cash and cash equivalents at end of period	$476,295	$533,113

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$19,502	$9,659

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and the Company adopted ASU 2015-03 during the three months ended March 31, 2015. Amounts reported as of December 31, 2014 have been reclassed to conform to the current year presentation. See Note 10.

(2) Asset Impairment and Restructuring

During the three months ended March 31, 2015, the Company recorded severance expenses of $4,120. For the three months ended March 31, 2014, the Company recorded severance expenses of $734, other expenses of ($32), and recorded impairment expenses of $8,797 related to certain other non-current assets within the Company’s All Other category.

(3) Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Balance December 31, 2014	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2015
Employee benefit costs	$(291,118)	$—	$919	$(290,199)
Cash flow hedges	(400)	—	106	(294)
Available-for-sale marketable securities	(183)	2,979	—	2,796
	$(291,701)	$2,979	$1,025	$(287,697)

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance March 31, 2014
Employee benefit costs	$(59,102)	$—	$(554)	$(59,656)
Cash flow hedges	1,941	—	(910)	1,031
Available-for-sale marketable securities	13	30,916	(1)	30,928
	$(57,148)	$30,916	$(1,465)	$(27,697)

The following tables summarize the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassifications during the three months ended March 31, 2015 and 2014:

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Employee benefit costs:
Amortization of actuarial loss	$2,861	$57	(1)
Amortization of prior service credit	(1,381)	(955)	(1)
Total before income tax	1,480	(898)
Tax (expense) benefit	(561)	344	Income tax expense
Total, net of tax	$919	$(554)

Cash flow hedges:
Commodity swaps-coal	$—	$(1,153)	Coal revenues
Commodity swaps-diesel fuel	172	(357)	Cost of coal sales
Total before income tax	172	(1,510)
Tax (expense) benefit	(66)	600	Income tax expense
Total, net of tax	$106	$(910)

Available-for-sale marketable securities:
Unrealized gains and losses	$—	$(1)	Interest income
Tax (expense) benefit	—	—	Income tax expense
Total, net of tax	$—	$(1)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 15.

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

	Three Months Ended March 31,
	2015	2014
Weighted average shares - basic	221,784,821	221,154,062
Dilutive impact of restricted stock plans	2,070,503	—
Weighted average shares - diluted	223,855,324	221,154,062

(5) Inventories, net

Inventories, net consisted of the following:

	March 31, 2015	December 31, 2014
Raw coal	$36,192	$38,301
Saleable coal	130,927	121,590
Materials, supplies and other, net	77,444	78,054
Total inventories, net	$244,563	$237,945

(6) Investments

Short-term investments consist of certificates of deposit of $48,686 and $25,451 as of March 31, 2015 and December 31, 2014, respectively, and short-term marketable securities. During the three months ended March 31, 2014, the Company agreed to transfer its 50% interest in Alpha Shale JV to Rice Energy Inc. (“Rice Energy”) in exchange for 9,523,810 shares of Rice Energy common stock and $100,000 of cash. The exchange resulted in a gain of $250,331 in the first quarter of 2014.

Short-term marketable securities consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2015
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$73,566	$10	$(3)	$73,573
Corporate debt securities (a)	298,926	21	(78)	298,869
Total short-term marketable securities	$372,492	$31	$(81)	$372,442

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$80,087	$13	$(7)	$80,093
Corporate debt securities (a)	299,751	5	(131)	299,625
Total short-term marketable securities	$379,838	$18	$(138)	$379,718

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities included in other non-current assets, consisted of the following:

	March 31, 2015
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$127,001	$4,596	$—	$131,597
Mutual funds held in Rabbi Trust (b)	7,501	4,925	(2,001)	10,425
Total long-term marketable securities	$134,502	$9,521	$(2,001)	$142,022

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$127,001	$—	$(181)	$126,820
Mutual funds held in rabbi trust (b)	7,433	4,661	(1,987)	10,107
Total long-term marketable securities	$134,434	$4,661	$(2,168)	$136,927

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in current period earnings.

(7) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2015	December 31, 2014
Prepaid insurance	$18,904	$11,445
Insurance and indemnification receivables (1)	3,809	41,283
Notes and other receivables	41,787	6,771
Deferred income taxes - current	46,515	54,451
Deferred long wall move expenses	13,892	9,309
Refundable income taxes	9,330	13,532
Prepaid freight	16,878	20,417
Deposits	9,043	8,834
Other prepaid expenses	9,141	11,957
Total prepaid expenses and other current assets	$169,299	$177,999
(1) See Note 9.

(8) Property, Equipment and Mine Development Costs

Property, equipment and mine development costs consisted of the following:

	March 31, 2015	December 31, 2014
Plant and mining equipment	$3,327,869	$3,351,521
Mine development	267,932	281,594
Office equipment, software and other	49,784	49,784
Construction in progress	32,927	64,212
Total property, equipment and mine development costs	3,678,512	3,747,111
Less accumulated depreciation and amortization	2,334,863	2,321,444
Total property, equipment and mine development costs, net	$1,343,649	$1,425,667

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Wages and employee benefits	$94,179	$111,627
Current portion of asset retirement obligations	99,182	102,493
Taxes other than income taxes	101,996	108,504
Interest payable	57,672	45,612
Current portion of postretirement medical benefit obligations	46,076	46,678
Deferred revenue	38,602	27,488
Litigation (1)	17,931	51,280
Other	108,204	121,518
Total accrued expenses and other current liabilities	$563,842	$615,200
(1) The Company has recorded related receivables of $3,809 and $41,283 from insurance coverage and indemnifications in prepaid expenses and other current assets as of March 31, 2015 and December 31, 2014, respectively.

(10) Long-Term Debt

Long-term debt consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	March 31, 2015	December 31, 2014
2.375% convertible senior notes due 2015	$44,458	$44,458
3.25% convertible senior notes due 2015	109,201	109,201
3.75% convertible senior notes due 2017	262,683	345,000
9.75% senior notes due 2018	392,584	500,000
6.00% senior notes due 2019	576,874	800,000
4.875% convertible senior notes due 2020	276,740	345,000
7.50% senior secured second lien notes due 2020	713,647	500,000
Term loan due 2020	612,500	614,062
6.25% senior notes due 2021	584,929	700,000
Other	55,960	61,344
Debt discount	(222,500)	(121,295)
Debt issuance costs	(88,263)	(96,682)
Total long-term debt	3,318,813	3,801,088
Less current portion	(176,795)	(178,251)
Long-term debt, net of current portion	$3,142,018	$3,622,837

Repurchase of senior notes and issuance of 7.50% senior secured second lien notes due 2020

During the three months ended March 31, 2015, the Company entered into a series of privately negotiated transactions in which it repurchased $223,126 principal amount of its 6.00% senior notes due 2019, $115,071 principal amount of its 6.25% senior notes due 2021, $107,416 principal amount of its 9.75% senior notes due 2018, $82,317 principal amount of its 3.75% Convertible Notes, and $68,260 principal amount of its 4.875% Convertible Notes and issued $213,647 principal amount of its 7.50% senior secured second lien notes due 2020. The transactions resulted in net cash paid of $144,942 during the three months ended March 31, 2015 and the Company recognized a gain on early extinguishment of debt of $364,153. The Company received $26,663 on April 1, 2015 that was an outstanding receivable as of March 31, 2015 related to the issuance of the 7.50% senior secured second lien notes due 2020, resulting in net cash paid of $118,279 for the transactions. The 7.50% senior secured second lien notes have identical terms to the 7.50% senior secured second lien notes that were issued in May 2014.

Repurchases of 2.375% and 3.25% Convertible Senior Notes due 2015

During the three months ended March 31, 2014, the Company completed the repurchase of approximately $18,599 of its outstanding 2.375% Convertible Notes and approximately $16,051 of its outstanding 3.25% Convertible Notes and recorded a loss on early extinguishment of debt of $1,804.

In April 2015, the 2.375% Convertible Notes matured and the Company paid $44,458.

(11) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the three months ended March 31, 2015:

Total asset retirement obligations at December 31, 2014	$640,501
Accretion for the period	19,815
Revisions in estimated cash flows	(27)
Expenditures for the period	(9,279)
Total asset retirement obligations at March 31, 2015	$651,010
Less current portion	(99,182)
Long-term portion	$551,828

(12) Fair Value of Financial Instruments and Fair Value Measurements

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

The following tables set forth by level, within the fair value hierarchy, the Company’s long-term debt at fair value as of March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2.375% convertible senior notes due 2015	$44,173	$43,847	$43,847	$—	$—
3.25% convertible senior notes due 2015	108,640	104,833	104,833	—	—
3.75% convertible senior notes due 2017	227,952	91,939	91,939	—	—
9.75% senior notes due 2018	386,964	150,780	150,780	—	—
6.00% senior notes due 2019	569,853	161,525	161,525	—	—
4.875% convertible senior notes due 2020	215,403	69,185	69,185	—	—
7.50% senior secured second lien notes due 2020	564,478	307,964	307,964	—	—
Term loan due 2020	572,620	438,030	—	438,030	—
6.25% senior notes due 2021	576,500	149,157	149,157	—	—
Total long-term debt	$3,266,583	$1,517,260	$1,079,230	$438,030	$—

	December 31, 2014
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2.375% convertible senior notes due 2015	$43,462	$43,368	$43,368	$—	$—
3.25% convertible senior notes due 2015	108,225	104,014	104,014	—	—
3.75% convertible senior notes due 2017	295,544	172,500	172,500	—	—
9.75% senior notes due 2018	492,129	233,430	233,430	—	—
6.00% senior notes due 2019	789,679	240,000	240,000	—	—
4.875% convertible senior notes due 2020	265,874	125,494	125,494	—	—
7.50% senior secured second lien notes due 2020	488,974	320,000	320,000	—	—
Term loan due 2020	570,361	499,424	—	499,424	—
6.25% senior notes due 2021	689,504	208,950	208,950	—	—
Total long-term debt	$3,743,752	$1,947,180	$1,447,756	$499,424	$—

(1)	Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
Certificates of deposit	$48,686	$48,686	$—	$—
U.S. treasury and agency securities	$73,573	$73,573	$—	$—
Mutual funds held in Rabbi Trust	$10,425	$10,425	$—	$—
Corporate equity securities	$131,597	$131,597	$—	$—
Corporate debt securities	$298,869	$—	$298,869	$—
Forward coal sales	$1,121	$—	$1,121	$—
Commodity swaps	$(20,626)	$—	$(20,626)	$—

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
Certificates of deposit	$25,451	$25,451	$—	$—
U.S. treasury and agency securities	$80,093	$80,093	$—	$—
Mutual funds held in Rabbi Trust	$10,107	$10,107	$—	$—
Corporate equity securities	$126,820	$126,820	$—	$—
Corporate debt securities	$299,625	$—	$299,625	$—
Forward coal sales	$760	$—	$760	$—
Commodity swaps	$(23,614)	$—	$(23,614)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 1 Fair Value Measurements

U.S. Treasury and Agency Securities, Certificates of Deposit, Corporate Equity Securities and Mutual Funds Held in Rabbi Trust - The fair value is based on observable market data.

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

Term Loan due 2020 - The fair value of the term loan due 2020 is estimated based on market rates of interest offered for debt of similar terms, maturities and risk.

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

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 4% of cost of coal sales for the three months ended March 31, 2015. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company has entered into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of March 31, 2015, the Company had swap agreements outstanding to hedge the variable cash flows related to 44% and 6% of anticipated diesel fuel usage for the remaining nine months of 2015 and calendar year 2016, respectively. The average fixed price for these diesel fuel swaps is $2.75 per gallon and $2.74 per gallon for the remaining nine months of 2015 and calendar year 2016, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2015	December 31, 2014
Commodity swaps	Prepaid expenses and other current assets	$1	$429
Forward coal sales	Prepaid expenses and other current assets	1,121	760
Total asset derivatives		$1,122	$1,189

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	March 31, 2015	December 31, 2014
Commodity swaps	Other non-current liabilities	$1,732	$3,022
Commodity swaps	Accrued expenses and other current liabilities	18,895	21,021
Total liability derivatives		$20,627	$24,043

The following tables present the gains and losses from derivative instruments for the three months ended March 31, 2015 and 2014 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings
	2015	2014
Commodity swaps (1) (2)	$(106)	$910

(1)	Amounts included in cost of coal sales and coal revenues in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended March 31,
	2015	2014
Forward coal sales (1)	$361	$2,376
Forward coal purchases (1)	—	(16)
Commodity swaps (2)	(2,208)	(1,600)
	$(1,847)	$760

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Condensed Consolidated Statements of Operations.

Unrealized gains and losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $294, net of tax, to earnings.

(14) Income Taxes

For the three months ended March 31, 2015, the Company recorded income tax expense of $4,989 on income before income taxes of $73,200. The income tax expense differs from the expected statutory amount primarily due to a reduction in the valuation allowance. For the three months ended March 31, 2014, the Company recorded income tax expense of $46,558 on a loss before income taxes of $9,140. The income tax expense differs from the expected statutory amount primarily due to an increase in the valuation allowance.

As a result of generating income before income taxes during the three months ended March 31, 2015, the Company recorded a decrease of $29,060 to its deferred tax asset valuation allowance recorded as of March 31, 2015. The decrease in valuation allowance results from a decrease in net operating losses and other deferred tax assets since the prior reporting date of December 31, 2014. The valuation allowance associated with those deferred tax assets was released during the three months ended March 31, 2015. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years, and tax planning strategies to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

(15) Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit credit are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost	$7,548	$6,028
Expected return on plan assets	(8,718)	(7,339)
Amortization of net actuarial loss	539	—
Net periodic benefit credit	$(631)	$(1,311)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$2,816	$3,684
Interest cost	10,340	10,484
Amortization of prior service credit	(1,636)	(955)
Amortization of net actuarial loss	1,981	—
Net periodic benefit cost	$13,501	$13,213

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$554	$694
Interest cost	1,615	1,724
Expected return on plan assets	(76)	(24)
Amortization of prior service cost	255	—
Amortization of net actuarial loss	341	57
Net periodic benefit cost	$2,689	$2,451

(16) Stock-Based Compensation Awards

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The Amended and Restated 2012 Long-Term Incentive Plan is currently authorized for the issuance of awards of up to 13,100,000 shares of common stock, and as of March 31, 2015, 4,434,344 shares of common stock were available for grant under the plan.

During the three months ended March 31, 2015, the Company awarded certain of its executives 3,450,612 time-based restricted share units under its existing stock plans. Additionally, during the three months ended March 31, 2015, the Company awarded certain of its executives 3,400,612 time-based restricted cash units which are accounted for as liability awards and subject to variable accounting. The Company's liability for all outstanding liability awards totaled $1,017 as of March 31, 2015.

The time-based units granted during the three months ended March 31, 2015, subject to continued employment, cliff vest after two or three years from grant (with accelerated vesting upon a change of control and certain retirement scenarios).

At March 31, 2015, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance based), and stock options. Stock-based compensation (benefit) expense totaled ($409) and $6,110 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, ($1,667) and $4,330, respectively, of stock-based compensation (benefit) expense was reported as selling, general and administrative expenses, and $1,258 and $1,780, respectively, of stock-based compensation expense was recorded as cost of coal sales. The decrease in stock compensation expense for the three months ended March 31, 2015 was related to the forfeiture of awards for an executive who left the company in January 2015.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the three months ended March 31, 2015 and 2014, the Company repurchased 381,225 and 188,229, respectively, of common shares from employees at an average price paid per share of $1.04 and $5.54, respectively.

(17) Commitments and Contingencies

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2015, we had outstanding surety bonds with a total face amount of $390,100 to secure various obligations and commitments and we had self bonding guarantees in the amount of $675,000. In addition, as collateral for various obligations and commitments, we had $133,713 of letters of credit in place under our Fifth Amended and Restated Credit Agreement and $99,129 of letters of credit in place under our accounts receivable securitization facility. Management does not expect any material losses to result from these guarantees or other off-balance sheet financial instruments.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized expense, net of expected insurance recoveries, associated with litigation-related reserves of $8,991 and $1,254 during the three months ended March 31, 2015 and 2014, respectively.

UBB Explosion and Related Investigations and Litigation

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On April 5, 2010, prior to the acquisition of Massey Energy Company by the Company (the “Massey Acquisition”), an explosion occurred at Massey’s Upper Big Branch (“UBB”) mine, resulting in the deaths of twenty-nine miners. The Federal Mine Safety and Health Administration (“MSHA”), the Office of Miner’s Health, Safety, and Training of the State of West Virginia (“State”), and the Governor’s Independent Investigation Panel (“GIIP”) initiated investigations into the cause of the UBB explosion and related issues. Additionally, the United States Attorney for the Southern District of West Virginia (the “Office”) commenced a grand jury investigation. The GIIP published its final report on May 19, 2011; MSHA released its final report on December 6, 2011; and the State released its final report on February 23, 2012. The Company cannot predict whether or not any individual will become subject to possible criminal and civil penalties or enforcement actions as a result of these investigations.

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On July 17, 2013, the administrators for the estates of three miners who died in the UBB explosion filed an action against Alpha and Alpha Appalachia in the United States District Court for the Southern District of West Virginia claiming they are entitled to “criminal restitution” under the Agreement, which defendants moved to dismiss. In October 2013, the court granted defendants’ motion to dismiss the complaint with prejudice. The plaintiffs appealed this dismissal order. In September 2014, the Court of Appeals determined that the plaintiffs had failed to establish that the District Court had jurisdiction over the case. Accordingly, the Court of Appeals vacated the District Court’s dismissal of the case and remanded the case with instructions to dismiss the case without prejudice for lack of jurisdiction. On October 22, 2014, the District Court entered an order dismissing the plaintiffs’ complaint without prejudice and terminating all pending motions as moot.

Plaintiffs filed a new complaint on November 7, 2014. Defendants subsequently filed a motion to dismiss and plaintiffs filed a motion for leave to file a surreply memorandum. On April 6, 2015, the District Court granted the defendants’ motion to dismiss, and the plaintiffs filed a notice of appeal with the Court of Appeals for the Fourth Circuit.

Delaware Chancery Court Derivative Suit

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

In June 2011, the defendants moved to dismiss the West Virginia Plaintiffs’ original complaint, or, alternatively, to stay the case in favor of In re Massey, described above. Defendants also filed an opposition to the West Virginia Plaintiffs’ motion to amend. In November 2013, the court denied the West Virginia Plaintiffs’ motion to amend and granted defendants’ motion to dismiss. The West Virginia Plaintiffs appealed the denial of motion to amend and dismissal to the Supreme Court of Appeals of West Virginia, which remanded the action to the Circuit Court. On November 20, 2014, the Circuit Court entered an order dismissing the suit with prejudice as to the individual defendants and nominal defendant Massey Energy Company (n/k/a Alpha Appalachia Holdings, Inc.). On December 22, 2014, plaintiffs appealed the order to the West Virginia Supreme Court of Appeals, and the appeal remains pending.

Advancement Action

On February 5, 2015, Donald Blankenship, former Massey Chief Executive Officer and Chairman of the Massey Board of Directors, filed an action in Delaware Chancery Court against Alpha and its affiliate Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”) to contest the decision to terminate further advancement of legal fees for Mr. Blankenship in connection with his pending criminal trial in the Southern District of West Virginia. The action is a summary proceeding and a hearing was held on April 8, 2015. Further oral argument has been scheduled for May 12, 2015.

Mine Water Discharge Suits

Selenium Suits

Various affiliates of the Company were previously parties to suits alleging violations of the affiliates’ water discharge permits with regard to selenium. Each of these matters has been settled. These settlements involved immaterial payments by the Company affiliates and undertakings regarding compliance over time with applicable discharge limits.

Other Matters

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

On December 31, 2012 and January 2, 2013, two separate environmental groups filed citizen’s suits in federal court in the Western District of Pennsylvania against Emerald Coal Resources, L.P., and other of the Company’s subsidiaries, alleging violations of the terms of the subsidiaries’ water discharge permits. The first of these cases was voluntarily dismissed by the plaintiffs in January 2013 and the second case was closed by the Court in June 2014.

On March 27, 2013, the Company’s subsidiary Alex Energy, Inc. (“Alex Energy”) was served with a complaint from the Sierra Club and others alleging improper discharges by Alex Energy into Spruce Run and Road Fork of Robinson Creek in Nicholas County, West Virginia. This case was voluntarily dismissed in July 2015.

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

On February 20, 2015, the Circuit Court of Kanawha County held a hearing on pending matters, including the WVDOH motion to dismiss the third party complaint filed against it by NCI and ruled from the bench that it would grant WVDOH’s motion to dismiss NCI’s third party complaint and thereby dismiss WVDOH from this action. A formal written dismissal order was entered on March 31, 2015. The Company is reviewing this development and evaluating its options.

Fluor Litigation

Alpha Appalachia and certain of its subsidiaries were parties to a number of lawsuits and other legal proceedings related to certain non-coal businesses (the “Prior Business”) previously conducted by its former affiliate Fluor Corporation. Under the terms of the Distribution Agreement entered into by Alpha Appalachia and Fluor as of November 30, 2000 in connection with the spin-off of Fluor by Massey, Fluor agreed to indemnify Massey with respect to all such legal proceedings and assumed defense of the proceedings.

In January 2015, Fluor entered into a settlement agreement with plaintiffs of these proceedings, settling the pending cases on behalf of itself, Alpha Appalachia and its Alpha Appalachia’s subsidiaries. This settlement was funded by Fluor. The Company expects that Fluor will continue to indemnify the Alpha entities with respect to any similar cases not covered by the settlement or that may be asserted in the future.

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

Emerald Purported Securities Class Action

On July 13, 2012, a purported class action brought on behalf of a putative class of former Massey stockholders was filed in Boone County, West Virginia Circuit Court. The complaint asserts claims under the Securities Act of 1933, as amended, against the Company and certain of its officers and current and former directors, and generally asserts that the defendants made false statements about the Company’s Emerald mine in its public filings associated with the Massey Acquisition. The plaintiff seeks, among other relief, an award of compensatory damages in an amount to be proven at trial. The plaintiff filed an amended complaint in the Boone County Circuit Court on February 6, 2013. The defendants filed motions to dismiss the amended complaint on March 22, 2013 and March 29, 2013. On January 8, 2015, the Boone County Circuit Court dismissed all claims in the plaintiff’s amended complaint. The plaintiffs did not appeal the dismissal.

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

On April 24, 2015, the parties reached agreement on definitive terms for settlement of the Greene County, Pennsylvania litigation, which is subject, among other things, to the development of definitive documentation and court approval. The Company expects that proceeds from its insurance policies will fund the settlement.

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

(18) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of March 31, 2015, and Eastern Coal Operations, which consists of 45 underground mines and 11 surface mines in Northern and Central Appalachia as of March 31, 2015, as well as coal brokerage activities.

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

Segment operating results and capital expenditures for the three months ended March 31, 2015 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$718,245	$117,815	$5,929	$841,989
Depreciation, depletion, and amortization	$137,786	$17,089	$3,556	$158,431
Amortization of acquired intangibles, net	$12,445	$—	$—	$12,445
EBITDA	$(48,879)	$7,645	$361,356	$320,122
Capital expenditures	$26,010	$2,923	$686	$29,619

Segment operating results and capital expenditures for the three months ended March 31, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$980,690	$117,585	$13,498	$1,111,773
Depreciation, depletion, and amortization	$180,713	$13,472	$6,110	$200,295
Amortization of acquired intangibles, net	$10,221	$(986)	$44	$9,279
EBITDA	$276,503	$16,390	$(28,113)	$264,780
Capital expenditures	$37,772	$682	$1,264	$39,718

The following table presents a reconciliation of EBITDA to net income (loss):

	Three Months Ended March 31,
	2015	2014
EBITDA	$320,122	$264,780
Interest expense	(76,706)	(64,962)
Interest income	660	616
Income tax expense	(4,989)	(46,558)
Depreciation, depletion and amortization	(158,431)	(200,295)
Amortization of acquired intangibles, net	(12,445)	(9,279)
Net income (loss)	$68,211	$(55,698)

The following table presents total assets as of March 31, 2015 and December 31, 2014:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Total Assets
	March 31, 2015	December 31, 2014
Eastern Coal Operations	$8,445,659	$8,648,678
Western Coal Operations	642,694	657,971
All Other	1,081,094	1,332,817
Total	$10,169,447	$10,639,466

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $328,445 and $463,960, or approximately 39% and 42%, respectively, of total revenues for the three months ended March 31, 2015 and 2014, respectively.

(19) Guarantor and Non-Guarantor Information

The Company has issued senior notes and convertible senior notes and may issue new registered debt securities (the “New Notes”) in the future that are and will be, respectively, fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are Condensed Consolidating Financial Statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively, based on the guarantor structure that was put in place in connection with the issuance of its Senior Notes and Convertible Notes, and would be put in place in the event the Company issues New Notes in the future. The tables below refer to the Company as issuer of the Senior notes and of any New Notes that may be issued in the future. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, ANR Second Receivables Funding, LLC, and Alpha Coal India Private Limited, which were not guarantors of the Senior notes or the Convertible notes and would not be guarantors of the New Notes. Separate consolidated financial statements and other disclosures concerning the New Notes Guarantor Subsidiaries are not presented because management believes that such information would not be material to holders of any New Notes or related guarantees that may be issued by the Company.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,178	$473,534	$1,583	$—	$476,295
Trade accounts receivable, net	—	19,313	229,953	—	249,266
Inventories, net	—	244,563	—	—	244,563
Short-term investments	—	421,128	—	—	421,128
Prepaid expenses and other current assets	—	166,580	2,719	—	169,299
Total current assets	1,178	1,325,118	234,255	—	1,560,551
Property, equipment and mine development costs, net	—	1,343,649	—	—	1,343,649
Owned and leased mineral rights and land, net	—	6,861,668	—	—	6,861,668
Other acquired intangibles, net	—	82,264	—	—	82,264
Other non-current assets	7,648,095	7,959,087	10,323	(15,296,190)	321,315
Total assets	$7,649,273	$17,571,786	$244,578	$(15,296,190)	$10,169,447
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$50,434	$126,361	$—	$—	$176,795
Trade accounts payable	—	203,263	13	—	203,276
Accrued expenses and other current liabilities	55,393	508,240	209	—	563,842
Total current liabilities	105,827	837,864	222	—	943,913
Long-term debt	3,107,510	38,239	(3,731)	—	3,142,018
Pension and postretirement medical benefit obligations	—	1,240,164	—	—	1,240,164
Asset retirement obligations	—	551,828	—	—	551,828
Deferred income taxes	—	772,410	—	—	772,410
Other non-current liabilities	1,377,550	1,612,690	225,586	(2,755,098)	460,728
Total liabilities	4,590,887	5,053,195	222,077	(2,755,098)	7,111,061
Stockholders’ Equity
Total stockholders’ equity	3,058,386	12,518,591	22,501	(12,541,092)	3,058,386
Total liabilities and stockholders’ equity	$7,649,273	$17,571,786	$244,578	$(15,296,190)	$10,169,447

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$830	$738,700	$1,656	$—	$741,186
Trade accounts receivable, net	—	43,784	270,231	—	314,015
Inventories, net	—	237,945	—	—	237,945
Short-term investments	—	405,169	—	—	405,169
Prepaid expenses and other current assets	—	175,221	2,778	—	177,999
Total current assets	830	1,600,819	274,665	—	1,876,314
Property, equipment and mine development costs, net	—	1,425,667	—	—	1,425,667
Owned and leased mineral rights and land, net	—	6,916,307	—	—	6,916,307
Other acquired intangibles, net	—	97,169	—	—	97,169
Other non-current assets	8,050,042	8,363,729	10,321	(16,100,083)	324,009
Total assets	$8,050,872	$18,403,691	$284,986	$(16,100,083)	$10,639,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$49,752	$128,499	$—	$—	$178,251
Trade accounts payable	—	215,972	126	—	216,098
Accrued expenses and other current liabilities	3,130	611,833	237	—	615,200
Total current liabilities	52,882	956,304	363	—	1,009,549
Long-term debt	3,585,775	41,070	(4,008)	—	3,622,837
Pension and postretirement medical benefit obligations	—	1,236,986	—	—	1,236,986
Asset retirement obligations	—	538,008	—	—	538,008
Deferred income taxes	—	773,466	—	—	773,466
Other non-current liabilities	1,425,415	1,630,041	267,195	(2,850,831)	471,820
Total liabilities	5,064,072	5,175,875	263,550	(2,850,831)	7,652,666
Stockholders’ Equity
Total stockholders’ equity	2,986,800	13,227,816	21,436	(13,249,252)	2,986,800
Total liabilities and stockholders’ equity	$8,050,872	$18,403,691	$284,986	$(16,100,083)	$10,639,466

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$726,067	$—	$—	$726,067
Freight and handling revenues	—	100,159	—	—	100,159
Other revenues	—	13,915	1,848	—	15,763
Total revenues	—	840,141	1,848	—	841,989
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	751,324	—	—	751,324
Freight and handling costs	—	100,159	—	—	100,159
Other expenses	—	4,943	42	—	4,985
Depreciation, depletion, and amortization	—	158,431	—	—	158,431
Amortization of acquired intangibles, net	—	12,445	—	—	12,445
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	24,011	951	—	24,962
Asset impairment and restructuring	—	4,120	—	—	4,120
Total costs and expenses	—	1,055,433	993	—	1,056,426
Loss from operations	—	(215,292)	855	—	(214,437)
Other income (expense):
Interest expense	(76,310)	425	(821)	—	(76,706)
Interest income	—	656	4	—	660
Gain on early extinguishment of debt	364,153	—	—	—	364,153
Miscellaneous expense, net	—	(435)	(35)	—	(470)
Total other income (expense), net	287,843	646	(852)	—	287,637
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	287,843	(214,646)	3	—	73,200
Income tax (expense) benefit	(112,259)	107,271	(1)	—	(4,989)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(107,373)	—	—	107,373	—
Net income (loss)	$68,211	$(107,375)	$2	$107,373	$68,211

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$952,820	$—	$—	$952,820
Freight and handling revenues	—	134,202	—	—	134,202
Other revenues	—	23,644	1,107	—	24,751
Total revenues	—	1,110,666	1,107	—	1,111,773
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	896,584	—	—	896,584
Freight and handling costs	—	134,202	—	—	134,202
Other expenses	—	15,194	—	—	15,194
Depreciation, depletion, and amortization	—	200,295	—	—	200,295
Amortization of acquired intangibles, net	—	9,279	—	—	9,279
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	40,928	269	—	41,197
Asset impairment and restructuring	—	9,499	—	—	9,499
Total costs and expenses	—	1,305,981	269	—	1,306,250
Income (loss) from operations	—	(195,315)	838	—	(194,477)
Other income (expense):
Interest expense	(61,697)	(3,265)	—	—	(64,962)
Interest income	—	615	1	—	616
Loss on early extinguishment of debt	(1,454)	(350)	—	—	(1,804)
Gain on sales of equity method investments	—	250,331	—	—	250,331
Miscellaneous income (expense), net	—	1,151	5	—	1,156
Total other income (expense), net	(63,151)	248,482	6	—	185,337
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(63,151)	53,167	844	—	(9,140)
Income tax benefit (expense)	24,629	(70,858)	(329)	—	(46,558)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(17,176)	—	—	17,176	—
Net income (loss)	$(55,698)	$(17,691)	$515	$17,176	$(55,698)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$68,211	$(107,375)	$2	$107,373	$68,211
Total comprehensive income (loss)	$72,215	$(103,371)	$2	$103,369	$72,215

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(55,698)	$(17,691)	$515	$17,176	$(55,698)
Total comprehensive income (loss)	$(26,247)	$11,760	$515	$(12,275)	$(26,247)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash used in operating activities	$—	$(59,618)	$(166)	$(59,784)

Investing activities:
Capital expenditures	—	(29,619)	—	(29,619)
Purchases of investments	—	(210,281)	—	(210,281)
Sales of investments	—	193,717	—	193,717
Other, net	—	326	—	326
Net cash used in investing activities	—	(45,857)	—	(45,857)

Financing activities:
Principal repayments of long-term debt	(333,489)	—	—	(333,489)
Principal repayments of capital lease obligations	—	(5,373)	—	(5,373)
Proceeds from borrowings on long-term debt	186,983	—	—	186,983
Debt issuance and modification costs	(6,815)	—	—	(6,815)
Common stock repurchases	(397)	—	—	(397)
Other	—	(159)	—	(159)
Transactions with affiliates	154,066	(154,159)	93	—
Net cash provided by (used in) financing activities	348	(159,691)	93	(159,250)

Net increase (decrease) in cash and cash equivalents	348	(265,166)	(73)	(264,891)
Cash and cash equivalents at beginning of period	830	738,700	1,656	741,186
Cash and cash equivalents at end of period	$1,178	$473,534	$1,583	$476,295

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by (used in) operating activities	$11	$(53,962)	$(10)	$(53,961)

Investing activities:
Capital expenditures	—	(39,718)	—	(39,718)
Purchases of investments	—	(153,648)	—	(153,648)
Sales of investments	—	95,164	—	95,164
Proceeds from the exchange of equity method investment, net	—	96,732	—	96,732
Other, net	—	1,511	—	1,511
Net cash provided by investing activities	—	41	—	41

Financing activities:
Principal repayments of long-term debt	(20,135)	(7,010)	—	(27,145)
Principal repayments of capital lease obligations	—	(4,264)	—	(4,264)
Common stock repurchases	(1,043)	—	—	(1,043)
Other	—	(159)	—	(159)
Transactions with affiliates	21,142	(21,206)	64	—
Net cash (used in) provided by financing activities	(36)	(32,639)	64	(32,611)

Net (decrease) increase in cash and cash equivalents	(25)	(86,560)	54	(86,531)
Cash and cash equivalents at beginning of period	467	617,952	1,225	619,644
Cash and cash equivalents at end of period	$442	$531,392	$1,279	$533,113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analysis and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “should” and similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
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

•
our ability to integrate successfully operations that we may acquire, invest or develop in the future, or the risk that any such integration could be more difficult, time-consuming or costly than expected;

•	the consummation of financing or refinancing transactions, acquisitions or dispositions and the related effects on our business and financial position;

•	indemnification of certain obligations not being met;

•	long-lived asset impairment charges;

•	fair value of derivative instruments not accounted for as hedges that are being marked to market;

•	our substantial indebtedness and potential future indebtedness;

•	our ability to generate sufficient cash or obtain financing to fund our business operations;

•	restrictive covenants and other terms in our secured credit facility and the indentures governing our outstanding debt securities;

•	our ability to obtain or renew surety bonds on acceptable terms or maintain self-bonding status;

•	certain terms of our outstanding debt securities, including conversions of some of our convertible senior debt securities, that may adversely impact our liquidity;

•	our ability to satisfy listing requirement for our equity securities; and

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We are one of America’s premier coal suppliers, operating 58 mines and 22 coal preparation and load-out facilities as of March 31, 2015 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 8,700 employees. Our affiliated companies produce, process, and sell thermal coal, also known as “steam” coal, and metallurgical coal from operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which is processed and/or blended with coal produced from our affiliates' mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

For the three months ended March 31, 2015, sales of steam coal were 15.5 million tons and accounted for approximately 79% of our coal sales volume. Comparatively, for the three months ended March 31, 2014, sales of steam coal were 17.0 million tons and accounted for approximately 80% of our coal sales volume. For the three months ended March 31, 2015, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.0 million tons and accounted for approximately 21% of our coal sales volume. Comparatively, for the three months ended March 31, 2014, sales of metallurgical coal were 4.4 million tons and accounted for approximately 20% of our coal sales volume.

Our sales of steam coal for the three months ended March 31, 2015 and 2014 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three months ended March 31, 2015, approximately 39% of our total revenues were derived from coal sales made to customers outside the United States, compared to 42% for the three months ended March 31, 2014.

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

In March 2015, we entered into a series of privately negotiated transactions which resulted in repurchasing $596.2 million aggregate principal amount of outstanding senior notes and issuing $213.6 million aggregate principal amount of 7.5% senior secured second lien notes due 2020. As a result of the transactions, net cash paid was approximately $118.3 million (inclusive of $26.7 million received on April 1, 2015), and we recognized a gain of $364.2 million on early extinguishment of debt.

During the three months ended March 31, 2015, we idled four additional mines located in Central Appalachia and announced plans to further reduce overhead and general and administrative expenses to optimize our mine portfolio and reduce our cost structure.

Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal

Although the second quarter 2015 Asian metallurgical coal benchmark declined further during the first quarter of 2015, the impact thus far on European pricing has been more limited, with pricing typically more favorable than in Asian markets. India has exhibited strong import volumes with March 2015 year-to-date increased metallurgical coal imports and has surpassed China as the second largest importer. Market conditions remain very difficult, notably in the U.S. where steel capacity utilization rates have declined, and in China, where GDP growth slowed to the lowest rate since the first quarter of 2009 and the effects of recent stimulus are yet to take hold. March 2015 year-to-date metallurgical Chinese coal imports declined compared with the first quarter of 2014 and March 2015 Chinese imports declined compared to February 2015.
Lower benchmarks and declining spot prices have created a challenging market for U.S. coal companies in the Eastern Mediterranean and India, while Australian and Canadian producers continue to benefit from a strong U.S. dollar.
Global steel demand growth has slowed over the past six months. According to the April 2015 World Steel Association (“WSA”) the global apparent steel usage (“ASU”) growth forecast for 2015 is 0.5% compared with the October 2014 forecast of 2.0% with the Chinese ASU growth rate forecast declining to (0.5%) from 0.8%. The European steel usage growth rate forecast remains solid, while the NAFTA's growth forecast was reduced. According to WSA, global steel production declined 2.7% for March 2015, with year-to-date production declining 1.8%.
So far, announced, but not fully implemented global production cuts have not resulted in improved pricing. Given the current state of demand, we believe additional cuts are likely throughout 2015.
Thermal Coal
Overall thermal markets in the U.S. continue to be weak coming out of the winter burn season, with pricing having declined over the first quarter 2015 across all production regions. Natural gas remains a reason with pricing below year ago levels as storage levels nearly doubled from levels a year ago. The Powder River Basin has experienced further pricing pressure since mid-February 2015. Though pricing levels are weak, we have seen a slight increase in request for proposal (“RFP”) activity recently.
In Northern Appalachia (“NAPP”), prices have softened further since February 2015. Increased production in NAPP, as well as in the Illinois basin, continues to put pressure on NAPP pricing, and since mid-February natural gas prices have declined with large basin differentials.
In Central Appalachia, prices are relatively flat over the last two months, but have declined sharply since the end of October 2014. Natural gas storage levels nearly doubled versus a year ago and prices have declined. RFP activity continues to be very slow, with utilities generally preferring shorter term contracts or spot deals.
In the thermal seaborne market, spot API2 pricing is down since mid-February 2015, and is at levels which remain well below break even for all U.S. producers. While the strengthening U.S. dollar has helped producers in Colombia and South Africa, the market conditions are difficult for all coal producers.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Summary

Total revenues decreased $269.8 million, or 24%, for the three months ended March 31, 2015 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $226.8 million, decreased freight and handling revenues of $34.0 million, and decreased other revenues of $9.0 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $140.9 million, or 25% and decreased metallurgical coal revenues of $85.8 million, or 22%. The decrease in freight and handling revenues was due primarily to a decline in export steam coal shipments and freight rates. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements and the fair value adjustments related to derivative contracts.

Net income increased $123.9 million for the three months ended March 31, 2015 compared to the prior year period. The increase was largely due to an increase of $365.9 million for gain (loss) on early extinguishment of debt, decreases in certain operating costs and expenses of $210.4 million, which are described below, decreased income tax expense of $41.6 million, and decreases in asset impairment and restructuring expenses of $5.4 million, partially offset by decreased coal and other revenues discussed above, increased interest and miscellaneous expenses of $11.7 million and $1.6 million, respectively, and a gain of $250.3 million on the sale of our 50% interest in the Alpha Shale joint venture in the prior year period.

The decrease in certain operating costs and expenses of $210.4 million consisted of decreased cost of coal sales of $145.3 million, or 16%, decreased depreciation, depletion and amortization expenses of $41.9 million, or 21%, decreased selling, general and administrative expenses of $16.2 million, or 39%, and decreased other expenses of $10.2 million, or 67%, partially offset by increased expenses for amortization of acquired intangibles, net of $3.2 million, or 34%.

Coal sales volumes decreased 1.9 million tons, or 9%, compared to the prior year period. The decrease in coal sales volumes was primarily due to decreases of 2.1 million tons, or 28%, and 0.4 million tons, or 8%, for eastern steam and metallurgical coal, respectively, partially offset by an increase of 0.6 million tons, or 6%, in western steam coal. The decrease in eastern steam coal volumes was due primarily to weather related issues, an extended longwall move at our Emerald mine, and the impacts of production curtailments. The decrease in metallurgical coal volumes was due primarily to the impacts of production curtailments and weak market conditions. The increase in western steam coal was primarily due to prior year weather related issues and transportation delays.

The average coal sales realization per ton for metallurgical coal and eastern steam coal was $76.75 and $55.20, respectively, for the three months ended March 31, 2015 compared to $89.99 and $58.25 in the prior year period. The average coal sales realization per ton for western steam coal was $11.55 for the three months ended March 31, 2015 compared to $12.26 in the prior year period.

Coal margin percentage for our reportable segments is calculated as coal revenues of our reportable segments less cost of coal sales of our reportable segments divided by coal revenues of our reportable segments. Coal revenues for our Eastern Operations include steam and metallurgical coal revenues. Coal margin percentage is not shown for our All Other Category since it has no coal sales or coal production. Coal margin percentage for our Eastern and Western Coal Operations was (3)% and 10%, respectively, for the three months ended March 31, 2015 compared to 6% and 17% in the prior year period. Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other Category since it has no coal sales or coal production. Coal margin per ton for our Eastern and Western Coal Operations was ($2.09) and $1.17, respectively, for the three months ended March 31, 2015 compared to $4.13 and $2.03 in the prior year period. The decrease in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to lower average coal sales realization, the impact of weather related issues on production and shipments, and a longwall move at our Emerald mine.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$301,042	$441,861	$(140,819)	(32)%
Western steam	115,687	115,785	(98)	—%
Metallurgical	309,338	395,174	(85,836)	(22)%
Freight and handling revenues	100,159	134,202	(34,043)	(25)%
Other revenues	15,763	24,751	(8,988)	(36)%
Total revenues	$841,989	$1,111,773	$(269,784)	(24)%
Tons sold:
Eastern steam	5,454	7,585	(2,131)	(28)%
Western steam	10,019	9,447	572	6%
Metallurgical	4,030	4,391	(361)	(8)%
Total	19,503	21,423	(1,920)	(9)%
Coal sales realization per ton:
Eastern steam	$55.20	$58.25	$(3.05)	(5)%
Western steam	$11.55	$12.26	$(0.71)	(6)%
Metallurgical	$76.75	$89.99	$(13.24)	(15)%
Average	$37.23	$44.48	$(7.25)	(16)%

Coal revenues. Coal revenues decreased $226.8 million, or 24%, for the three months ended March 31, 2015 compared to the prior year period. Total eastern steam coal revenues decreased $140.8 million, or 32%, which consisted of decreased export coal revenues of $61.1 million, or 70%, and decreased domestic coal revenues of $79.7 million, or 22%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton for both domestic and export shipments. Eastern steam coal shipments decreased 2.1 million tons, or 28%, which consisted of decreased domestic shipments of 1.1 million tons and decreased export shipments of 1.0 million tons compared to the prior year period due primarily to weather related issues, an extended longwall move at our Emerald mine, and the impacts of production curtailments. Coal sales realization per ton for eastern steam domestic sales was $56.54 per ton compared to $59.65 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $44.21 per ton compared to $53.19 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas.

Total metallurgical coal revenues decreased $85.8 million, or 22%, which consisted of decreased export coal revenues of $39.4 million, or 15%, and decreased domestic coal revenues of $46.4 million, or 34%, compared to the prior year period. The decrease in export metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weak market conditions as increases in supply have outpaced demand growth in the seaborne markets. The decrease in domestic metallurgical coal revenues was largely due to decreases in domestic shipments and lower average coal sales realization per ton. Metallurgical coal shipments decreased 0.4 million tons, or 8%, which consisted primarily of decreased domestic shipments compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $72.01 per ton compared to $85.12 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $91.06 per ton compared to $100.76 per ton in the prior year period.

The decrease in western steam coal revenues of $0.1 million was primarily due to a decrease of $0.71, or 6%, in average coal sales realization per ton that was mostly offset by increased shipments of 0.6 million tons, or 6%. The increased coal shipments were due primarily to the impacts of prior year rail transportation delays and weather related issues.

Our sales mix of metallurgical coal and steam coal based on volume was 21% and 79%, respectively, for the three months ended March 31, 2015 compared with 20% and 80% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 43% and 57%, respectively, for the three months ended March 31, 2015 compared with 41% and 59%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $100.2 million for the three months ended March 31, 2015, a decrease of $34.0 million, or 25%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $9.0 million, or 36%, and other expenses decreased $10.2 million, or 67%, for the three months ended March 31, 2015 compared to the prior year period, resulting in a net increase to income from operations of $1.2 million. The net increase was due primarily to fair value adjustments for our derivative contracts.

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$751,324	$896,584	$(145,260)	(16)%
Freight and handling costs	100,159	134,202	(34,043)	(25)%
Other expenses	4,985	15,194	(10,209)	(67)%
Depreciation, depletion and amortization	158,431	200,295	(41,864)	(21)%
Amortization of acquired intangibles, net	12,445	9,279	3,166	34%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	24,962	41,197	(16,235)	(39)%
Asset impairment and restructuring	4,120	9,499	(5,379)	(57)%
Total costs and expenses	$1,056,426	$1,306,250	$(249,824)	(19)%

Cost of coal sales:
Eastern Coal Operations	$630,211	$787,537	$(157,326)	(20)%
Western Coal Operations	104,023	96,629	7,394	8%
All Other Category	17,090	12,418	4,672	38%
Total cost of coal sales	$751,324	$896,584	$(145,260)	(16)%

Cost of coal sales per ton(1)
Eastern Coal Operations(2)	$66.45	$65.76	$0.69	1%
Western Coal Operations	$10.38	$10.23	$0.15	1%

EBITDA:
Eastern Coal Operations	$(48,879)	$276,503	$(325,382)	(118)%
Western Coal Operations	$7,645	$16,390	$(8,745)	(53)%
1 Our All Other Category, which has no coal sales or coal production, is not presented.
2 Cost of coal sales per ton for Eastern Coal Operations and Western Coal Operations is calculated by dividing tons sold into cost of coal sales. Tons sold for Eastern Coal Operations includes metallurgical and eastern steam coal tons sold.

Cost of coal sales. Cost of coal sales decreased $145.3 million, or 16%, for the three months ended March 31, 2015 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments at certain higher cost mines.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $41.9 million, or 21%, for the three months ended March 31, 2015 compared to the prior year period. The decrease was primarily due to decreased spending related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $3.2 million for the three months ended March 31, 2015 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $16.2 million, or 39%, for the three months ended March 31, 2015 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to lower stock compensation expense primarily related to the forfeiture of awards for an executive who left the company in January 2015, decreased employee compensation and benefits as a result of our cost reduction measures and decreased legal fees related to a case that was settled in 2014.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $4.1 million for the three months ended March 31, 2015 and consisted of severance-related expenses.

Interest expense. Interest expense increased $11.7 million, or 18%, during the three months ended March 31, 2015 compared to the prior year period due primarily to the issuance of 7.50% senior secured second lien notes in May 2014.

Income taxes. Income tax expense of $5.0 million was recorded for the three months ended March 31, 2015 on income before income taxes of $73.2 million. The income tax expense rate is lower than the federal statutory rate of 35% primarily due to a decrease in the valuation allowance of $29.1 million, partially offset by nondeductible stock compensation and state income taxes, net of federal benefit. The decrease in valuation allowance results from a decrease in net operating losses and other deferred tax assets since the prior reporting date of December 31, 2014. The valuation allowance associated with those deferred tax assets was released during the three months ended March 31, 2015.

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

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $325.4 million for the three months ended March 31, 2015 compared to the prior year period. The decrease in EBITDA was largely due to a prior year gain of $250.3 million on the sale of our 50% interest in the Alpha Shale joint venture and decreased coal margin per ton of $6.22, or 151%, partially offset by decreased other revenues of $3.2 million, or 29%, and increased asset impairment and restructuring expenses of $2.4 million. The decrease in coal margin per ton was due primarily to lower coal sales realizations amid weak pricing environment and lower tons shipped due primarily to weather related issues and an extended longwall move at our Emerald mine which hindered production. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $5.53, or 8%, and increased cost of coal sales per ton of $0.69, or 1%.

Western Coal Operations - EBITDA decreased $8.7 million, or 53%, for the three months ended March 31, 2015 compared to the prior year period. The decrease in EBITDA was primarily due to decreased coal margin per ton of $0.86, or 42%. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $0.71, or 6%, primarily due to customer mix, and increased cost of coal sales per ton of $0.15, or 1%.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs, and from time to time, repurchases of outstanding debt. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements and to a lesser extent, cash from sales of non-core assets and miscellaneous revenues.

We believe that cash on hand, investments and our borrowing capacity available under our revolving credit facility and accounts receivable securitization facility will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service requirements, including $153.7 million of convertible senior notes due in 2015 (as of March 31), reclamation obligations, and expected settlements and costs related to outstanding litigation for at least the next twelve months.

At March 31, 2015, we had total liquidity of $1,850.9 million, including cash and cash equivalents of $476.3 million, investments of $552.7 million, which include the Rice Energy common stock, and $821.9 million of unused commitments available under the revolving credit facility portion of our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) and our Accounts Receivable Securitization Facility (the “A/R Facility”), after giving effect to $232.8 million of letters of credit outstanding as of March 31, 2015, subject to limitations described in our Credit Agreement and A/R Facility.

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

During the three months ended March 31, 2015, we entered into a series of privately negotiated transactions in which we repurchased $223.1 million principal amount of our 6.00% senior notes due 2019, $115.1 million principal amount of our 6.25% senior notes due 2021, $107.4 million principal amount of our 9.75% senior notes due 2018, $82.3 million principal amount of our 3.75% convertible senior notes due 2017, and $68.3 million principal amount of our 4.875% convertible senior notes due 2020 and issued $213.6 million principal amount of 7.50% senior secured second lien notes due 2020. The transactions resulted in net cash paid of $144.9 million during the three months ended March 31, 2015 and the Company recognized a gain on early extinguishment of debt of $364.2 million. The Company received $26.7 million on April 1, 2015 that was an outstanding receivable as of March 31, 2015 related to the issuance of the 7.50% senior secured second lien notes due 2020, resulting in net cash paid of $118.3 million for the transactions. The 7.50% senior secured second lien notes issued have identical terms to the 7.50% senior secured second lien notes that were issued in May 2014. Additionally, in April 2015, the 2.375% senior convertible notes matured and we paid $44.5 million.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We made a pension plan contribution of $0.4 million during the three months ended March 31, 2015 and do not expect to make any significant additional contributions in 2015.

With respect to global economic events, there continues to be uncertainty in the financial markets and weakness in the coal industry. We constantly monitor the creditworthiness of our customers. We believe that the creditworthiness of our current group of customers is sound and represents no abnormal business risk. On April 2, 2015, Moody’s Investors Service downgraded our Corporate Family Rating (CFR) from Caa1 to Caa3 following the announcement of the debt transactions described above. At the same time, Moody's Investor Service downgraded the first lien term loan to B3 from B2, second lien notes to Caa3 from B3 and senior unsecured notes to Ca from Caa2. These issues bring potential liquidity risks for us, including the risks of declines in our stock value, declines in our cash and cash equivalents, less availability and higher costs of additional credit, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures.

In 2014, we entered into a consent decree (the “Consent Decree”) with the EPA, the U.S. Department of Justice and three states regarding claims under the Clean Water Act. The Consent Decree resolves a complaint by the EPA and state agencies in Kentucky, Pennsylvania and West Virginia alleging that our mining affiliates in those states and in Tennessee and Virginia exceeded certain water discharge permit limits during the period 2006 to 2013. As part of the Consent Decree, we agreed to implement an integrated environmental management system and an expanded auditing/reporting protocol, install selenium and osmotic pressure treatment facilities at specific locations, and certain other measures. We expect to make capital expenditures of approximately $163.4 million over the course of the period from 2015 through 2018 to achieve water quality compliance under certain water discharge permits issued by the state agencies represented in the Consent Decree.

In April 2015, the Company was notified by the New York Stock Exchange (the "NYSE") that its common stock does not currently satisfy one of the NYSE’s standards for continued listing and trading on the exchange.The Company has notified the NYSE of its intent to cure the deficiency and restore its compliance, and it will submit a plan outlining the actions it intends to take to do so. Under the NYSE’s rules, the Company has six months to regain compliance with the listing standards. The Company’s common stock will continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with other continued listing standards.

Cash Flows

Cash and cash equivalents decreased by $264.9 million for the three months ended March 31, 2015. The net change in cash and cash equivalents was attributable to the following:

	Three Months Ended March 31,
	2015	2014
Cash Flows (in thousands):
Net cash used in operating activities	$(59,784)	$(53,961)
Net cash (used in) provided by investing activities	(45,857)	41
Net cash used in financing activities	(159,250)	(32,611)
Net decrease in cash and cash equivalents	$(264,891)	$(86,531)

Net cash used in operating activities for the three months ended March 31, 2015 was $59.8 million compared to $54.0 million for the three months ended March 31, 2014. The increase in cash used in operating activities in the first three months of 2015 as compared to the prior year period is primarily due to changes in working capital.

Net cash used in investing activities for the three months ended March 31, 2015 was $45.9 million compared to cash provided by investing activities of $0.1 million in the prior year period. The primary use of cash for investing activities for the three months ended March 31, 2015 included capital expenditures of $29.6 million and net purchases of investments of $16.6 million. The primary source of cash for the three months ended March 31, 2014 was related to net proceeds of $96.7 million from the sale of our 50% interest in the Alpha Shale joint venture, partially offset by $39.7 million of capital expenditures and $58.5 million in net purchases of investments.

Net cash used in financing activities for the three months ended March 31, 2015 was $159.3 million compared to $32.6 million in the prior year period. The primary use of cash for financing activities for the three months ended March 31, 2015 included $333.5 million in principal repayments of long-term debt, $5.4 million in principal payments for capital lease obligations and $6.8 million of payments for debt issuance costs, partially offset by proceeds of $187.0 million from the issuance of our 7.5% senior secured second lien notes due 2020. The primary use of cash for financing activities for the three months ended March 31, 2014 included principal payments of long-term debt of $27.1 million and principal payments for capital lease obligations of $4.3 million.

Long-Term Debt

As of March 31, 2015, our total long-term indebtedness consisted of the following (in thousands):

March 31, 2015
2.375% convertible senior notes due 2015	$44,458
3.25% convertible senior notes due 2015	109,201
3.75% convertible senior notes due 2017	262,683
9.75% senior notes due 2018	392,584
6.00% senior notes due 2019	576,874
4.875% convertible senior notes due 2020	276,740
7.50% senior secured second lien notes due 2020	713,647
Term loan due 2020	612,500
6.25% senior notes due 2021	584,929
Other	55,960
Debt discount	(222,500)
Debt issuance costs	(88,263)
Total long-term debt	$3,318,813
Less current portion	(176,795)
Long-term debt, net of current portion	$3,142,018

Analysis of Material Debt Covenants

We were in compliance with all covenants under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes as of March 31, 2015. Operating results below current levels, or at current levels for an extended period of time, or other adverse factors could result in our being unable to comply with these covenants. A breach of the covenants in the Fifth Amended and Restated Credit Agreement or the indentures governing our notes, including the financial covenants under the Fifth Amended and Restated Credit Agreement that measure ratios based on Adjusted EBITDA, could result in a default under the Fifth Amended and Restated Credit Agreement or the indentures governing our notes and the respective lenders and note holders could elect to declare all amounts borrowed due and payable. Any acceleration under either the Fifth Amended and Restated Credit Agreement or one of the indentures governing our notes would also result in a default under the other indentures governing our notes. Additionally, under the Fifth Amended and Restated Credit Agreement and the indentures governing our notes our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Actual covenant levels and required levels set forth in our Fifth Amended and Restated Credit Agreement are:

	Actual Covenant Levels; Period Ended March 31, 2015	Required Covenant Levels
Maximum total senior secured debt less unrestricted cash to Adjusted EBITDA ratio (1)	0.08	2.5x
Minimum consolidated liquidity (in thousands)	$1,719,253	$300,000

(1)
Unrestricted cash is limited to a maximum of $700.0 million of cash, cash equivalents and investments that qualify as permitted investments under the terms of our Fifth Amended and Restated Credit Agreement. The Company's shares of Rice Energy do not qualify as permitted investments.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items, non-recurring items, and other adjustments permitted in calculating covenant compliance under the Fifth Amended and Restated Credit Agreement. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) plus interest expense, income tax expense, amortization of acquired intangibles, net and depreciation, depletion and amortization, less interest income and income tax benefit. EBITDA is a non-GAAP financial measure and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

Certain non-cash items that may adjust EBITDA in the compliance calculation are: (a) accretion of asset retirement obligations; (b) amortization of intangibles; (c) any long-term incentive plan accruals or any non-cash compensation expense recorded from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees; and (d) gains or losses associated with the change in fair value of derivative instruments. Certain non-recurring items that may adjust EBITDA in the compliance calculation are: (a) business optimization expenses or other restructuring charges; (b) non-cash impairment charges; (c) certain non-cash expenses or charges arising as a result of the application of acquisition accounting; (d) non-cash charges associated with gains or losses on early extinguishment of debt; and (e) charges associated with litigation, arbitration, or contract settlements. Certain other items that may adjust EBITDA in the compliance calculation are: (a) after-tax gains or losses from discontinued operations; (b) losses from certain dispositions; (c) franchise taxes; and (d) other non-cash expenses that do not represent an accrual or reserve for future cash expense.

The calculation of Adjusted EBITDA shown below is based on our results of operations in accordance with the Fifth Amended and Restated Credit Agreement and therefore, is different from EBITDA presented elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended				Twelve Months Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	March 31, 2015
	(In thousands)
Net income (loss)	$(512,627)	$(184,975)	$(121,661)	$68,211	$(751,052)
Interest expense	71,012	75,688	76,804	76,706	300,210
Interest income	(540)	(574)	(535)	(660)	(2,309)
Income tax expense (benefit)	(9,518)	(43,938)	(48,393)	4,989	(96,860)
Amortization of acquired intangibles, net	9,464	9,166	11,297	12,445	42,372
Depreciation, depletion and amortization	191,072	170,895	188,514	158,431	708,912
EBITDA	$(251,137)	$26,262	$106,026	$320,122	$201,273
Non-cash charges (1) (2) (4)	322,611	29,745	31,144	(342,937)	40,563
Other adjustments (1) (3)	3,477	12,057	1,749	4,560	21,843
Adjusted EBITDA	$74,951	$68,064	$138,919	$(18,255)	$263,679

(1)	Calculated in accordance with the Fifth Amended and Restated Credit Agreement.

(2)
Includes $308.7 million for the three months ended June 30, 2014 characterized under the Fifth Amended and Restated Credit Agreement as goodwill impairment, which corresponds to goodwill impairment described in our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ending December 31, 2014.

(3)
Includes $4.1 million for the three months ended March 30, 2015, $1.2 million for the three months ended December 31, 2014, $11.5 million for the three months ended September 30, 2014, and $1.7 million for the three months ended June 30, 2014 characterized under the Fifth Amended and Restated Credit Agreement as business optimization expenses and other restructuring charges, which corresponds to asset impairment and restructuring charges described in our Annual Report on Form 10-K for the year ending December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q.

(4)
The three months ended June 30, 2014 have been adjusted from amounts previously reported due to the inadvertent inclusion of certain amounts during those periods. Our covenant compliance was not impacted as a result of these adjustments.

Consolidated liquidity calculated in accordance with our Fifth Amended and Restated Credit Agreement and is equal to the sum of all unrestricted cash and cash equivalents, certain investments and unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement. As of March 31, 2015, we had available liquidity of $1,719.3 million, including cash and cash equivalents of $476.3 million, short-term investments of $421.1 million and $821.9 million of unused revolving credit facility commitments available under our Fifth Amended and Restated Credit Agreement and A/R Facility.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, operating leases, indemnifications and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Obligations related to these arrangements are not reflected in our Condensed
Consolidated Balance Sheets. However, the underlying liabilities that they secure, such as asset retirement obligations, self-insured workers’ compensation liabilities, royalty obligations and certain retiree medical obligations, are reflected in our
Condensed Consolidated Balance Sheets.

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

As of March 31, 2015, we had outstanding surety bonds with a total face amount of $390.1 million to secure various obligations and commitments and we had self bonding guarantees in the amount of $675.0 million. In addition, as collateral for various obligations and commitments, we had $133.7 million of letters of credit in place under our Fifth Amended and Restated Credit Agreement and $99.1 million of letters of credit in place under our accounts receivable securitization facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral, which would likely require greater use of our Fifth Amended and Restated Credit Agreement and A/R Facility for this purpose. A failure to maintain our self-bonding status, an inability to acquire surety bonds or additional collateral requirements could result from a variety of factors, including a significant decline in our financial position (including as a result of non-cash impairments) or creditworthiness, and restrictions on the availability of collateral under our credit agreements and indentures.

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

Contractual Obligations

Our contractual obligations for equipment purchases increased $23.1 million during the three months ended March 31, 2015. Additionally, as a result of the debt transactions that occurred during the three months ended March 31, 2015, our principal payments on our long-term debt obligations were adjusted in 2017, 2018, 2019, and beyond by ($82.3) million, ($107.4) million, ($223.1) million and $28.8 million, respectively. In addition, our interest payments on our long-term debt obligations will be reduced in the years 2015, 2016, 2017, 2018, 2019 and beyond by $16.1 million, $21.4 million, $21.3 million, $11.8 million, $0.1 million and $4.0 million, respectively. Other than normal payments and servicing of our obligations, there have been no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our Annual Report on Form 10-K/A, filed on February 27, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended March 31, 2015, we determined that indicators of impairment were present for our coal related long-lived asset groups and performed impairment tests as of March 31, 2015. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended March 31, 2015, we determined that the undiscounted cash flows exceeded, by a substantial margin, the carrying values of our long-lived asset groups within our Eastern and Western Coal Operations. Our estimates of undiscounted cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, and capital spending, among others. Changes in any of these assumptions could materially impact the estimated undiscounted cash flows of our asset groups.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of April 16, 2015, we had sales commitments for approximately 93% of planned shipments of western steam coal for 2015, all of which is priced, 90% of planned shipments of eastern steam coal for 2015, 86% of which is priced and 65% of planned shipments of metallurgical coal for 2015, 63% of which is priced. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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

We expect to use approximately 31.3 million gallons of diesel fuel for the remaining nine months of 2015 and 43.3 million gallons of diesel fuel for 2016. Through our derivative swap contracts, we have fixed prices for approximately 44% and 6% of our expected diesel fuel needs for the remaining nine months of 2015 and for the year of 2016, respectively. If the price of diesel fuel were to decrease during the remaining nine months of 2015, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Fifth Amended and Restated Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of March 31, 2015, our term loan due 2020 under the Fifth Amended and Restated Credit Agreement had an outstanding balance of $612.5 million. A 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by $3.1 million.

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

For a description of the Company’s legal proceedings, see Note 17, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2014, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)
January 1, 2015 through January 31, 2015	—	$—	—	—
February 1, 2015 through February 28, 2015	91,789	$1.27	—	—
March 1, 2015 through March 31, 2015	289,436	$0.97	—	—
	381,225		—	—

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended March 31, 2015, the Company issued 1,061,323 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 381,225 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: May 6, 2015	By:	/s/ Phillip J. Cavatoni
	Name:	Phillip J. Cavatoni
	Title:	Executive Vice President - Chief Financial and Strategy Officer (Principal Financial Officer)

Exhibit No.	Description of Exhibit
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

4.1*	Indenture, dated March 23, 2015, among Alpha Natural Resources, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.2*	Form of 7½% Senior Secured Second Lien Notes due 2020 (Series B) (included in Exhibit 4.1).

10.1*
Other Second-Lien Obligations Joinder Agreement dated as of March 23, 2015 to the Security Agreement dated as of May 20, 2014, by Wilmington Trust, National Association, as trustee and as collateral agent.

10.2‡
Alpha Natural Resources, Inc. Key Employee Separation Plan, as Amended and Restated effective January 22, 2015 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 26, 2015).

10.3‡
Retention Agreement between Alpha Natural Resources, Inc. and Philip J. Cavatoni, dated as of January 6, 2015 (Incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K of Alpha Natural Resources, Inc. (File No. 001-32331) filed on February 26, 2015).

10.4*‡	Form of Alpha Natural Resources, Inc. Cash-Settled Restricted Stock Unit Award Agreement for Employees under the 2012 Long-Term Incentive Plan.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Other Ratios

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith
‡ Management contract of compensatory plan or arrangement