Form 10-Q
period 2015-06-30
Alpha Natural Resources, Inc.
filed 2015-08-03
CIK 1301063

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

Number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 31, 2015 - 222,511,210

Item 1.	Financial Statements

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Coal revenues	$674,068	$919,253	$1,400,135	$1,872,073
Freight and handling revenues	79,739	116,338	179,898	250,540
Other revenues	11,260	18,507	27,023	43,258
Total revenues	765,067	1,054,098	1,607,056	2,165,871
Costs and expenses:
Cost of coal sales (exclusive of items shown separately below)	713,111	827,948	1,464,435	1,724,532
Freight and handling costs	79,739	116,338	179,898	250,540
Other expenses	6,376	6,691	11,361	21,885
Depreciation, depletion and amortization	170,700	191,072	329,131	391,367
Amortization of acquired intangibles, net	7,472	9,464	19,917	18,743
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	27,353	43,757	52,315	84,954
Asset impairment and restructuring	238,606	2,590	242,726	12,089
Goodwill impairment	—	308,651	—	308,651
Total costs and expenses	1,243,357	1,506,511	2,299,783	2,812,761
Loss from operations	(478,290)	(452,413)	(692,727)	(646,890)
Other income (expense):
Interest expense	(72,386)	(71,012)	(149,092)	(135,974)
Interest income	619	540	1,279	1,156
Gain (loss) on early extinguishment of debt	—	(218)	364,153	(2,022)
Gain on sale of equity method investment	—	—	—	250,331
Miscellaneous income, net	2,332	958	1,862	2,114
Total other income (expense), net	(69,435)	(69,732)	218,202	115,605
Loss before income taxes	(547,725)	(522,145)	(474,525)	(531,285)
Income tax benefit (expense)	79,535	9,518	74,546	(37,040)
Net loss	$(468,190)	$(512,627)	$(399,979)	$(568,325)
Basic loss per common share	$(2.11)	$(2.32)	$(1.80)	$(2.57)
Diluted loss per common share	$(2.11)	$(2.32)	$(1.80)	$(2.57)
Weighted average shares - basic	222,371,939	221,376,721	222,080,002	221,266,066
Weighted average shares - diluted	222,371,939	221,376,721	222,080,002	221,266,066

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(468,190)	$(512,627)	$(399,979)	$(568,325)
Other comprehensive income (loss), net of tax:
Amortization of and adjustments to employee benefit costs, net of income tax of ($30,062) and $2,814, and ($30,623) and $3,158 for the three and six months ended June 30, 2015 and 2014, respectively	49,792	(4,162)	50,711	(4,716)
Settlement of cash flow hedges, net of income tax of ($100) and $439, and ($166) and $1,039 for the three and six months ended June 30, 2015 and 2014, respectively	159	(667)	265	(1,577)
Change in fair value of marketable securities, net of income tax of $2,063 and ($15,353), and $194 and ($35,707) for the three and six months ended June 30, 2015 and 2014, respectively	(3,288)	23,320	(309)	54,235
Total other comprehensive income, net of tax	46,663	18,491	50,667	47,942
Total comprehensive loss	$(421,527)	$(494,136)	$(349,312)	$(520,383)

See accompanying Notes to Condensed Consolidated Financial Statements.
ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$698,236	$741,186
Trade accounts receivable, net	254,288	314,015
Inventories, net	237,466	237,945
Short-term investments	416,722	405,169
Prepaid expenses and other current assets	149,809	177,999
Total current assets	1,756,521	1,876,314
Property, equipment and mine development costs, net	1,262,460	1,425,667
Owned and leased mineral rights and land (net of accumulated depletion of $1,355,037 and $1,265,901, respectively)	6,608,042	6,916,307
Other acquired intangibles (net of accumulated amortization of $402,221 and $378,413, respectively)	73,362	97,169
Other non-current assets	270,298	324,009
Total assets	$9,970,683	$10,639,466
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,690,391	$178,251
Trade accounts payable	184,522	216,098
Accrued expenses and other current liabilities	533,103	615,200
Total current liabilities	4,408,016	1,009,549
Long-term debt	34,439	3,622,837
Pension and postretirement medical benefit obligations	1,166,958	1,236,986
Asset retirement obligations	582,608	538,008
Deferred income taxes	729,034	773,466
Other non-current liabilities	409,889	471,820
Total liabilities	7,330,944	7,652,666

Commitments and Contingencies (Note 19)
Stockholders’ Equity
Preferred stock - par value $0.01, 10.0 million shares authorized, none issued	—	—
Common stock - par value $0.01, 600.0 million shares authorized, 235.1 million issued and 222.5 million outstanding at June 30, 2015 and 233.7 million issued and 221.6 million outstanding at December 31, 2014	2,351	2,337
Additional paid-in capital	8,213,778	8,211,122
Accumulated other comprehensive loss	(241,034)	(291,701)
Treasury stock, at cost: 12.6 million and 12.1 million shares at June 30, 2015 and December 31, 2014, respectively	(273,617)	(273,198)
Accumulated deficit	(5,061,739)	(4,661,760)
Total stockholders’ equity	2,639,739	2,986,800
Total liabilities and stockholders’ equity	$9,970,683	$10,639,466

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(399,979)	$(568,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion and amortization	399,885	447,802
Amortization of acquired intangibles, net	19,917	18,743
Mark-to-market adjustments for derivatives	3,442	(4,010)
Stock-based compensation	2,319	11,997
Goodwill impairment	—	308,651
Asset impairment and restructuring	242,726	12,089
Employee benefit plans, net	26,293	28,047
(Gain) loss on early extinguishment of debt	(364,153)	2,022
Gain on sale of equity method investment	—	(250,331)
Gain on sales of marketable equity securities	(3,380)	—
Deferred income taxes	(75,285)	41,761
Other, net	5,199	8,980
Changes in operating assets and liabilities:
Trade accounts receivable, net	58,197	(19,622)
Inventories, net	(4,361)	(10,198)
Prepaid expenses and other current assets	(7,775)	76,102
Other non-current assets	1,646	8,145
Trade accounts payable	(35,257)	28,242
Accrued expenses and other current liabilities	(89,551)	(345,589)
Pension and postretirement medical benefit obligations	(17,066)	(18,549)
Asset retirement obligations	(19,948)	(25,989)
Other non-current liabilities	(19,162)	(20,977)
Net cash used in operating activities	(276,293)	(271,009)
Investing activities:
Capital expenditures	(66,451)	(82,833)
Purchases of investments	(379,687)	(333,497)
Sales of investments	413,404	298,180
Proceeds from exchange of equity method investment, net	—	96,732
Proceeds from sale of property, plant and equipment	7,986	3,271
Net cash used in investing activities	(24,748)	(18,147)
Financing activities:
Proceeds from borrowings on long-term debt	658,646	500,000
Principal repayments of long-term debt	(379,509)	(34,431)
Principal repayments of capital lease obligations	(12,992)	(8,574)
Debt issuance and modification costs	(6,815)	(16,494)
Common stock repurchases	(420)	(1,162)
Other	(819)	(1,326)
Net cash provided by financing activities	258,091	438,013
Net (decrease) increase in cash and cash equivalents	(42,950)	148,857
Cash and cash equivalents at beginning of period	741,186	619,644
Cash and cash equivalents at end of period	$698,236	$768,501

Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$28,837	$20,260

See accompanying Notes to Condensed Consolidated Financial Statements.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(1) Chapter 11 Reorganization Filings

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

Chapter 11 Reorganization Filings

On August 3, 2015 (the “Petition Date”), Alpha Natural Resources, Inc. and each of its wholly-owned domestic subsidiaries other than ANR Second Receivables Funding LLC (together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”), thereby commencing the Chapter 11 cases captioned as In re Alpha Natural Resources, Inc., et al., Case No. 15‑33895 (Bankr. E.D. Va.). The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to permit the Debtors to restructure their debts and reorganize their businesses while under the various protections afforded by the Bankruptcy Code. The Company’s goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Filing triggered defaults and acceleration of repayment obligations for substantially all of the Debtors’ debt obligations, and also triggered defaults under various other contracts, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise and settlement pursuant to a confirmed plan of reorganization. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate, compromise or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

On the Petition Date, the Debtors filed a number of motions with the Bankruptcy Court generally designed to stabilize their operations and make the transition into Chapter 11 as seamless as possible. Certain of these motions seek authority from the Bankruptcy Court for the Debtors to make payments upon, or otherwise honor, certain pre-petition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the Debtors' businesses). On the Petition Date, the Debtors also filed applications and motions, as applicable, seeking approval of the proposed retention of certain legal and financial professionals to advise them in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business, which motions and applications will be considered by the Bankruptcy Court at a future hearing. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

Description of Financing

The Debtors also filed a motion (the “DIP Motion”) seeking authorization to use cash collateral and to approve financing (the “DIP Financing”) under a debtor-in-possession financing agreement (the “DIP Credit Agreement”) with certain lenders, including certain of the Debtors’ prepetition lenders to provide additional liquidity in the Debtors’ chapter 11 cases. The proposed DIP Financing pending before the Bankruptcy Court for approval consists of (i) a term loan not to exceed $300,000, secured by substantially all of the assets of the Debtors, which would be used to fund operations and to cash collateralize certain existing letters of credit (the “DIP Term Loan Facility”), (ii) a term letter of credit facility in an amount up to $100,000 (the “DIP Term LC Facility”), and (iii) a bonding facility in an amount up to $100,000 (which may be increased with the consent of certain of the lenders) (the “DIP Bonding Facility”). The DIP Bonding Facility, if approved, would provide the Debtors the ability to satisfy bonding requests by governmental agencies under state reclamation laws in the form of either an allowed “superpriority” administrative expense claim under Section 364 of the Bankruptcy Code in the chapter 11 cases, or the posting of a cash collateralized letter of credit.

To the extent the DIP Credit Agreement is approved by the Bankruptcy Court and becomes effective by its terms, the DIP Credit Agreement would allow the Debtors, on a single occasion, to request the addition to the DIP Financing of an asset based revolving credit facility having aggregate commitments not to exceed $200,000 (a “Future DIP ABL Facility”). Any Future DIP ABL Facility would have the same maturity date as the DIP Term Loan Facility and liquidity would be made available thereunder based on eligibility criteria and borrowing base calculations (including advance rates and reserves) as set forth therein. The Future DIP ABL Facility would include such other customary terms and conditions as are agreed by the parties, and the effectiveness of the Future DIP ABL Facility would be subject to documentation of an amendment to the DIP Credit Agreement, the entry of an appropriate order of the Bankruptcy Court approving the facility, and other customary conditions precedent.

The DIP Financing also contemplates a last-out letter of credit replacement facility in an aggregate undrawn amount of approximately $192,000 (the “DIP LC Roll-Up Facility”). The letters of credit under the DIP LC Roll-Up Facility, if approved, would be used to “roll-up” certain letters of credit that were outstanding under the Debtors’ existing prepetition secured credit facility as of the Petition Date. In the DIP Motion, the Debtors have sought authorization from the Bankruptcy Court to enter into the DIP LC Roll-Up Facility, subject to court approval and documentation.

The DIP Financing has not been approved by the Bankruptcy Court at this time, and the Debtors’ ability to access liquidity under the DIP Financing is subject to Bankruptcy Court approval. Additionally, the proposed terms of the DIP Financing set forth herein may change prior to any approval by the Bankruptcy Court. There can be no certainty that the Bankruptcy Court will approve the DIP Financing.

Plan of Reorganization

For the Debtors to emerge successfully from Chapter 11, they must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable them to transition from Chapter 11 into ordinary course operations as reorganized entities outside of bankruptcy. A plan of reorganization determines the rights and treatment of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

Although the Debtors' goal is to file a plan of reorganization, they may determine that it is in the best interests of their Chapter 11 estates and stakeholders to seek Bankruptcy Court approval of a sale of all or a portion of their assets pursuant to Section 363 of the Bankruptcy Code (or to seek confirmation of a plan of reorganization providing for such a sale or other arrangement).

The Debtors intend to propose a plan of reorganization on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court. The Debtors presently expect that any proposed plan of reorganization will provide, among other things, for mechanisms for the settlement of claims against the Debtors’ estates, treatment of the Debtors' existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Debtors. A proposed plan of reorganization filed with the Bankruptcy Court likely will incorporate provisions arising out of the Debtors' discussions with their creditors and other interested parties, and likely will be further revised thereafter in response to creditor claims and objections, the requirements of the Bankruptcy Code or the direction or orders of the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for their proposed plan of reorganization from the Bankruptcy Court.

Going Concern

The Company incurred a net loss for the years ended 2014, 2013 and, 2012 and had an accumulated deficit as of December 31, 2014 and 2013. To improve the Company’s performance and address market challenges, the Company is developing a strategic plan for the ongoing operation of the Company’s business. Successful implementation of the Company’s plan, however, is subject to numerous risks and uncertainties. In addition, the increasingly challenging market and regulatory conditions under which the Company operates have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern within the next 12 months.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of the Debtors' plan of reorganization and the reorganized Debtors' ability to successfully implement their plan and obtain any necessary exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions and mandatory prepayment provisions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Debtors' plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

(2) Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the financial statements are not misleading. In the opinion of management, these interim Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other period. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; mineral reserves; allowance for non-recoupable advanced mining royalties; asset impairments; reclamation obligations; pensions, postemployment, postretirement medical and other employee benefit obligations; useful lives for depreciation; reserves for workers’ compensation and black lung claims; current and deferred income taxes; reserves for contingencies and litigation and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

New Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption was permitted and the Company adopted ASU 2015-03 during the three months ended March 31, 2015. Amounts reported as of December 31, 2014 have been reclassed to conform to the current year presentation. See Note 11.

(3) Asset Impairment and Restructuring

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

U.S. GAAP requires that long-lived asset groups that are held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset groups might not be recoverable. During the three months ended June 30, 2015, given significant weakening in coal markets combined with the additional idling of coal mines, the Company determined that indicators of impairment were present for its coal related long-lived asset groups and performed impairment tests as of June 1, 2015. The impairment testing indicated that undiscounted cash flows were less than the carrying value for certain asset groups. The Company estimated the fair value of these asset groups generally using a discounted cash flow analysis utilizing market-participant assumptions. The carrying values of these asset groups exceeded their fair value and accordingly, the Company recorded asset impairment charges totaling $228,222 of which $227,698 was recorded for asset groups in our Eastern Coal Operations and $524 was recorded for an asset group in the Company's All Other category. The asset impairment charges reduced the carrying values of mineral reserves by $209,802 and property, plant and equipment by $18,420. The asset impairments established a new cost basis on which future depreciation, depletion and amortization will be based.

During the three and six months ended June 30, 2015, the Company recorded severance expenses of $4,458 and $8,578, respectively. Additionally, the Company recorded impairment expenses of $5,926 related to certain other non-current assets during the three and six months ended June 30, 2015.

The Company recorded severance expenses of $1,664 and $2,398, and impairment expenses of $926 and $9,723 related to certain other non-current assets within the Company’s All Other category during the three and six months ended June 30, 2014, respectively. Additionally, the Company recorded other expenses of ($32) during the six months ended June 30, 2014.

(4) Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes to accumulated other comprehensive income (loss) during the six months ended June 30, 2015 and 2014:

	Balance December 31, 2014	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2015
Employee benefit costs	$(291,118)	$50,737	$(26)	$(240,407)
Cash flow hedges	(400)	—	265	(135)
Available-for-sale marketable securities	(183)	1,768	(2,077)	(492)
	$(291,701)	$52,505	$(1,838)	$(241,034)

	Balance December 31, 2013	Other comprehensive income (loss) before reclassifications	Amounts reclassified from accumulated other comprehensive income (loss)	Balance June 30, 2014
Employee benefit costs	$(59,102)	$(3,603)	$(1,113)	$(63,818)
Cash flow hedges	1,941	—	(1,577)	364
Available-for-sale marketable securities	13	54,236	(1)	54,248
	$(57,148)	$50,633	$(2,691)	$(9,206)

The following tables summarize the amounts reclassified from accumulated other comprehensive income (loss) and the statement of operations line items affected by the reclassifications during the three and six months ended June 30, 2015 and 2014:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Employee benefit costs:
Amortization of actuarial loss	$790	$35	(1)
Amortization of prior service credit	(1,356)	(939)	(1)
Other	(933)	—	(1)
Total before income tax	(1,499)	(904)
Tax benefit	554	345	Income tax benefit (expense)
Total, net of tax	$(945)	$(559)

Cash flow hedges:
Commodity swaps-coal	$—	$(1,087)	Coal revenues
Commodity swaps-diesel fuel	259	(19)	Cost of coal sales
Total before income tax	259	(1,106)
Tax (expense) benefit	(100)	439	Income tax benefit (expense)
Total, net of tax	$159	$(667)

Available-for-sale marketable securities:
Realized losses	$(3,380)	$—	Interest income, Miscellaneous income, net
Tax benefit	1,303	—	Income tax benefit (expense)
Total, net of tax	$(2,077)	$—

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the Condensed Consolidated Statements of Operations
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Employee benefit costs:
Amortization of actuarial loss	$3,651	$92	(1)
Amortization of prior service credit	(2,737)	(1,894)	(1)
Other	(933)	—	(1)
Total before income tax	(19)	(1,802)
Tax (expense) benefit	(7)	689	Income tax benefit (expense)
Total, net of tax	$(26)	$(1,113)

Cash flow hedges:
Commodity swaps-coal	$—	$(2,240)	Coal revenues
Commodity swaps-diesel fuel	431	(376)	Cost of coal sales
Total before income tax	431	(2,616)
Tax (expense) benefit	(166)	1,039	Income tax benefit (expense)
Total, net of tax	$265	$(1,577)

Available-for-sale marketable securities:
Realized losses	$(3,380)	$(1)	Interest income, Miscellaneous income, net
Tax benefit	1,303	—	Income tax benefit (expense)
Total, net of tax	$(2,077)	$(1)

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit costs for pension, other postretirement benefit plans and black lung. See Note 17.

(5) Earnings Per Share

The number of shares used to calculate basic earnings per common share is based on the weighted average number of the Company’s outstanding common shares during the respective periods. The number of shares used to calculate diluted earnings per common share is based on the number of common shares used to calculate basic earnings per share plus the dilutive effect of stock options and other stock-based instruments held by the Company’s employees and directors during each period, the Company’s 2.375% convertible senior notes due 2015 (the “2.375% Convertible Notes”) which were outstanding until April 15, 2015 when the notes matured and the outstanding principal amount was repaid, the 3.25% convertible senior notes due 2015 issued by Alpha Appalachia Holdings, Inc. (the “3.25% Convertible Notes”), the Company’s 3.75% convertible senior notes due 2017 (the “3.75% Convertible Notes”), and the Company’s outstanding 4.875% convertible senior notes due 2020 (the “4.875% Convertible Notes”). The 2.375% Convertible Notes (matured and repaid as of April 15, 2015), 3.25% Convertible Notes, 3.75% Convertible Notes, and 4.875% Convertible Notes become dilutive for earnings per common share calculations in certain circumstances and in specified periods. The shares that would be issued to settle the conversion or conversion spread are included in the diluted earnings per common share calculation when the conversion option is in the money or the notes are otherwise convertible, and the effect is dilutive. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

(6) Inventories, net

Inventories, net consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2015	December 31, 2014
Raw coal	$35,051	$38,301
Saleable coal	128,021	121,590
Materials, supplies and other, net	74,394	78,054
Total inventories, net	$237,466	$237,945

(7) Investments

Short-term investments consist of certificates of deposit of $51,864 and $25,451 as of June 30, 2015 and December 31, 2014, respectively, and short-term marketable securities. During the three months ended March 31, 2014, the Company agreed to transfer its 50% interest in Alpha Shale JV to Rice Energy Inc. (“Rice Energy”) in exchange for 9,523,810 shares of Rice Energy common stock and $100,000 of cash. The exchange resulted in a gain of $250,331 in the first quarter of 2014.

Short-term marketable securities consisted of the following:

	June 30, 2015
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$63,762	$11	$(3)	$63,770
Corporate debt securities (a)	301,218	14	(144)	301,088
Total short-term marketable securities	$364,980	$25	$(147)	$364,858

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Short-term marketable securities:
U.S. treasury and agency securities (a)	$80,087	$13	$(7)	$80,093
Corporate debt securities (a)	299,751	5	(131)	299,625
Total short-term marketable securities	$379,838	$18	$(138)	$379,718

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

Long-term marketable securities included in other non-current assets, consisted of the following:

	June 30, 2015
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$84,339	$—	$(683)	$83,656
Mutual funds held in Rabbi Trust (b)	6,931	5,054	(2,005)	9,980
Total long-term marketable securities	$91,270	$5,054	$(2,688)	$93,636

	December 31, 2014
		Unrealized
	Cost	Gain	Loss	Fair value
Long-term marketable securities:
Corporate equity securities (a)	$127,001	$—	$(181)	$126,820
Mutual funds held in rabbi trust (b)	7,433	4,661	(1,987)	10,107
Total long-term marketable securities	$134,434	$4,661	$(2,168)	$136,927

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(a)	Unrealized gains and losses are recorded as a component of stockholders’ equity.

(b)	Unrealized gains and losses are recorded in earnings.

(8) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014
Prepaid insurance	$13,504	$11,445
Insurance and indemnification receivables (1)	5,381	41,283
Notes and other receivables	13,137	6,771
Deferred income taxes - current	54,711	54,451
Deferred long wall move expenses	13,370	9,309
Refundable income taxes	9,598	13,532
Prepaid freight	13,195	20,417
Deposits	16,662	8,834
Other prepaid expenses	10,251	11,957
Total prepaid expenses and other current assets	$149,809	$177,999

(1)	See Note 10.

(9) Property, Equipment and Mine Development Costs, net

Property, equipment and mine development costs consisted of the following:

	June 30, 2015	December 31, 2014
Plant and mining equipment	$3,307,951	$3,351,521
Mine development	260,131	281,594
Office equipment, software and other	49,800	49,784
Construction in progress	43,572	64,212
Total property, equipment and mine development costs	3,661,454	3,747,111
Less accumulated depreciation and amortization	2,398,994	2,321,444
Total property, equipment and mine development costs, net	$1,262,460	$1,425,667

During the six months ended June 30, 2015, the Company incurred impairment charges which reduced the carrying values of property, plant, and equipment by $18,420. See Note 3.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2015	December 31, 2014
Wages and employee benefits	$91,564	$111,627
Current portion of asset retirement obligations	98,702	102,493
Taxes other than income taxes	100,202	108,504
Interest payable	38,365	45,612
Current portion of postretirement medical benefit obligations	46,076	46,678
Deferred revenue	12,894	27,488
Litigation (1)	11,556	51,280
Transportation contract-related obligations	51,275	9,635
Other	82,469	111,883
Total accrued expenses and other current liabilities	$533,103	$615,200
(1) The Company has recorded related receivables of $5,381 and $41,283 from insurance coverage and indemnifications in prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014, respectively.

(11) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
2.375% convertible senior notes due 2015	$—	$44,458
3.25% convertible senior notes due 2015	109,201	109,201
3.75% convertible senior notes due 2017	262,683	345,000
9.75% senior notes due 2018	392,584	500,000
6.00% senior notes due 2019	576,874	800,000
4.875% convertible senior notes due 2020	276,740	345,000
7.50% senior secured second lien notes due 2020	713,647	500,000
Term loan due 2020	610,937	614,062
6.25% senior notes due 2021	584,929	700,000
Revolving credit facility (1)	445,000	—
Other	48,205	61,344
Debt discount	(214,690)	(121,295)
Debt issuance costs	(81,280)	(96,682)
Total long-term debt	3,724,830	3,801,088
Less current portion	(3,690,391)	(178,251)
Long-term debt, net of current portion	$34,439	$3,622,837

(1)	$137,292 of this amount matures on June 30, 2016, and $307,708 of this amount matures on September 30, 2017.

Revolving Credit Facility Draw

The Company is party to the Fifth Amended and Restated Credit Agreement, dated September 24, 2014, by and among the Company, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (the “Credit Agreement”). During the three months ended June 30, 2015, the Company borrowed $445,000 under the revolving credit facility of the Credit Agreement. Approximately $137,292 of this amount carries an interest rate of 5.25% and originally matured on June 30, 2016, which is the expiration date of the revolving credit facility commitments of the associated lenders. The remaining approximately $307,708 in borrowings carries an interest rate of 6.25% and originally matured on September 30, 2017, which is the maturity date of the revolving credit facility. See below regarding the effects of the Bankruptcy Filings on these borrowings.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Acceleration of Debt Obligations; Automatic Stay

In connection with the Bankruptcy Filing and noncompliance with the terms of the Company’s debt instruments and borrowing arrangements, including its Fifth Amended and Restated Credit Agreement, the accompanying condensed consolidated balance sheet as of June 30, 2015 reflects the reclassification of $3,424,023 of the Company’s outstanding long-term debt, net of debt discount and issuance costs, to current liabilities. The Bankruptcy Filing constituted an event of default that accelerated the obligations of the Company and certain of its affiliates under the following debt instruments:

•
Fifth Amended and Restated Credit Agreement dated as of September 24, 2014 by and among Alpha Natural Resources, Inc., as Borrower, the Lenders party thereto, the Issuing Banks party thereto and Citicorp North America, Inc., as Administrative Agent and as Collateral Agent (as of the Petition Date, outstanding letters of credit of approximately $191,168, revolving facility borrowings in an aggregate principal amount of $445,000 and term loan borrowings in an aggregate principal amount of $610,937, plus accrued and unpaid interest thereon);

•
Indenture dated as of May 20, 2014 by and among Alpha Natural Resources, Inc., Wilmington Trust, National Association, as Trustee and Wilmington Trust, National Association, as Collateral Agent governing 7.50% Senior Secured Second Lien Notes due 2020 (aggregate principal amount as of the Petition Date of $500,000 plus accrued and unpaid interest thereon);

•
Indenture dated as of March 23, 2015 by and among Alpha Natural Resources, Inc., Wilmington Trust, National Association, as Trustee and Wilmington Trust, National Association as Series B Collateral Agent governing 7.50% Senior Secured Second Lien Notes due 2020 (Series B) (aggregate principal amount as of the Petition Date of $213,647 plus accrued and unpaid interest thereon);

•	Base Senior Indenture dated as of August 12, 2008 by and among Massey Energy Company and the Guarantors Party thereto and Wilmington Trust Company, as Trustee;

•
First Supplemental Indenture dated as of August 12, 2008 to Base Senior Indenture dated as of August 12, 2008, by and among Massey Energy Company and the Guarantors party thereto and Wilmington Trust Company, as Trustee, governing 3.25% Convertible Senior Notes due 2015 (aggregate principal amount as of the Petition Date of $109,201 plus accrued and unpaid interest thereon);

•	Base Indenture dated as of June 1, 2011 by and among Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee;

•
Supplemental Indenture No. 1 dated as of June 1, 2011 to Base Indenture dated as of June 1, 2011, by and among Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee, governing 6.00% Senior Notes due 2019 and 6.25% Senior Notes due 2021 (aggregate principal amounts as of the Petition Date of $576,874 of 6.00% Senior Notes due 2019 and $584,929 of 6.25% Senior Notes due 2021, plus, in each case, accrued and unpaid interest thereon);

•
Supplemental Indenture No. 3 dated as of October 11, 2012 to Base Indenture dated as of June 1, 2011, by and among Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee, governing 9.75% Senior Notes due 2018 (aggregate principal amount as of the Petition Date of $392,584 plus accrued and unpaid interest thereon);

•
Supplemental Indenture No. 4 dated as of May 13, 2013 to Base Indenture dated as of June 1, 2011, by and among Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee, governing 3.75% Convertible Senior Notes due 2017 (aggregate principal amount as of the Petition Date of $262,683 plus accrued and unpaid interest thereon);

•
Supplemental Indenture No. 5 dated as of December 18, 2013 to Base Indenture dated as of June 1, 2011, by and among Alpha Natural Resources, Inc. and Union Bank, N.A., as Trustee, governing 4.875% Convertible Senior Notes due 2020 (aggregate principal amount as of the Petition Date of $276,740 plus accrued and unpaid interest thereon).

Pursuant to the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Bankruptcy Filing or to exercise control over the Debtors’ property.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Accordingly, although the Bankruptcy Filing triggered defaults under the debt instruments listed above, creditors are stayed from taking action as a result of these defaults.

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

In April 2015, the 2.375% Convertible Notes matured and the Company paid $44,458 to retire the remaining outstanding principal balance.

(12) Asset Retirement Obligations

The following table summarizes the changes in asset retirement obligations for the six months ended June 30, 2015:

Total asset retirement obligations at December 31, 2014	$640,501
Accretion for the period	40,476
Revisions in estimated cash flows	20,281
Expenditures for the period	(19,948)
Total asset retirement obligations at June 30, 2015	$681,310
Less current portion	(98,702)
Long-term portion	$582,608

(13) Other Non-current Liabilities

Other non-current liabilities consisted of the following:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2015	December 31, 2014
Self insured workers’ compensation obligations	$140,869	$137,824
Black lung obligations	139,108	144,894
Below-market and other contract-related obligations, net	58,937	109,908
Deferred revenue	25,195	23,021
Other	45,780	56,173
Total other non-current liabilities	$409,889	$471,820

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

The following tables set forth by level, within the fair value hierarchy, the Company’s current debt at fair value as of June 30, 2015 and long-term debt at fair value as of December 31, 2014, respectively.

	June 30, 2015
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
3.25% convertible senior notes due 2015	$109,060	$40,950	$40,950	$—	$—
3.75% convertible senior notes due 2017	230,919	21,671	21,671	—	—
9.75% senior notes due 2018	387,497	26,499	26,499	—	—
6.00% senior notes due 2019	570,274	46,505	46,505	—	—
4.875% convertible senior notes due 2020	217,572	19,372	19,372	—	—
7.50% senior secured second lien notes due 2020	568,036	174,139	174,139	—	—
Term loan due 2020	574,879	460,158	—	460,158	—
6.25% senior notes due 2021	576,842	40,685	40,685	—	—
Revolving credit facility	445,000	408,356	—	408,356	—
Long-term debt	$3,680,079	$1,238,335	$369,821	$868,514	$—

	December 31, 2014
	Carrying Amount (1)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2.375% convertible senior notes due 2015	$43,462	$43,368	$43,368	$—	$—
3.25% convertible senior notes due 2015	108,225	104,014	104,014	—	—
3.75% convertible senior notes due 2017	295,544	172,500	172,500	—	—
9.75% senior notes due 2018	492,129	233,430	233,430	—	—
6.00% senior notes due 2019	789,679	240,000	240,000	—	—
4.875% convertible senior notes due 2020	265,874	125,494	125,494	—	—
7.50% senior secured second lien notes due 2020	488,974	320,000	320,000	—	—
Term loan due 2020	570,361	499,424	—	499,424	—
6.25% senior notes due 2021	689,504	208,950	208,950	—	—
Long-term debt	$3,743,752	$1,947,180	$1,447,756	$499,424	$—

(1)	Net of debt discounts and debt issuance costs.

The following tables set forth by level, within the fair value hierarchy, the Company’s financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively. Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the determination of fair value for assets and liabilities and their placement within the fair value hierarchy levels.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	June 30, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
Certificates of deposit	$51,864	$51,864	$—	$—
U.S. treasury and agency securities	$63,770	$63,770	$—	$—
Mutual funds held in Rabbi Trust	$9,980	$9,980	$—	$—
Corporate equity securities	$83,656	$83,656	$—	$—
Corporate debt securities	$301,088	$—	$301,088	$—
Forward coal sales	$865	$—	$865	$—
Commodity swaps	$(16,456)	$—	$(16,456)	$—

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets (liabilities):
Certificates of deposit	$25,451	$25,451	$—	$—
U.S. treasury and agency securities	$80,093	$80,093	$—	$—
Mutual funds held in Rabbi Trust	$10,107	$10,107	$—	$—
Corporate equity securities	$126,820	$126,820	$—	$—
Corporate debt securities	$299,625	$—	$299,625	$—
Forward coal sales	$760	$—	$760	$—
Commodity swaps	$(23,614)	$—	$(23,614)	$—

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

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Forward Coal Sales - The fair values of the forward coal sale contracts were estimated using discounted cash flow calculations based upon actual contract prices and forward commodity price curves. The curves were obtained from independent pricing services reflecting broker market quotes. The fair values are adjusted for counter-party credit risk, annually, when applicable.

Commodity Swaps - On an annual basis, the fair values of commodity swaps are estimated using valuation models which include assumptions about commodity prices based on those observed in the underlying markets. The fair values are adjusted for counter-party credit risk. On an interim basis, the fair values of commodity swaps are estimated using broker statement valuations.

Term Loan due 2020 - The fair value of the term loan due 2020 is estimated based on market rates of interest offered for debt of similar terms, maturities and risk.

Revolving Credit Facility - The fair value of the outstanding portion of the revolving credit facility was derived by discounting to present value the future expected cash flows. The discount rate was derived using the interest rate that similarly-secured debt instruments, within the Company’s debt profile, were yielding in observable market transactions on June 30, 2015.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(15) Derivative Financial Instruments

Forward Contracts

In some instances, the Company manages price risk for indexed coal sales and purchases through the use of coal hedge agreements. The Company evaluates each of its coal sales and coal purchase forward contracts to determine whether they meet the definition of a derivative and if so, whether they qualify for the normal purchase normal sale (“NPNS”) exception. For those contracts that do meet the definition of a derivative, certain contracts also qualify for the NPNS exception based on management’s intent and ability to physically deliver or take physical delivery of the coal. Contracts that meet the definition of a derivative and do not qualify for the NPNS exception are accounted for at fair value and, accordingly, the Company includes the unrealized gains and losses in current period earnings or losses.

Swap Agreements

Commodity Swaps

The Company uses diesel fuel in its production process and incurs significant expenses for its purchase. Diesel fuel expenses represented approximately 4% of cost of coal sales for the six months ended June 30, 2015. The Company is subject to the risk of price volatility for this commodity and as a part of its risk management strategy, the Company has entered into swap agreements with financial institutions to mitigate the risk of price volatility for diesel fuel. The terms of the swap agreements allow the Company to pay a fixed price and receive a floating price, which provides a fixed price per unit for the volume of purchases being hedged. As of June 30, 2015, the Company had swap agreements outstanding to hedge the variable cash flows related to 68% and 37% of anticipated diesel fuel usage for the remaining six months of 2015 and calendar year 2016, respectively. The average fixed price for these diesel fuel swaps is $2.49 per gallon and $2.28 per gallon for the remaining six months of 2015 and calendar year 2016, respectively. All cash flows associated with derivative instruments are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.

The following tables present the fair values and location of the Company’s derivative instruments within the Condensed Consolidated Balance Sheets:

		Asset Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	June 30, 2015	December 31, 2014
Commodity swaps	Prepaid expenses and other current assets	$—	$429
Forward coal sales	Prepaid expenses and other current assets	865	760
Total asset derivatives		$865	$1,189

		Liability Derivatives
Derivatives not designated as cash flow hedging instruments	Statement of Financial Position Location	June 30, 2015	December 31, 2014
Commodity swaps	Other non-current liabilities	$1,924	$3,022
Commodity swaps	Accrued expenses and other current liabilities	14,532	21,021
Total liability derivatives		$16,456	$24,043

The following tables present the gains and losses from derivative instruments for the six months ended June 30, 2015 and 2014 and their location within the Condensed Consolidated Financial Statements:

Derivatives designated as cash flow hedging instruments	Gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings
	2015	2014
Commodity swaps (1) (2)	$(265)	$1,577

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(1)	Amounts included in cost of coal sales and coal revenues in the Condensed Consolidated Statements of Operations.

(2)	Net of tax.

Derivatives not designated as cash flow hedging instruments	Gain (loss) recorded in earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Forward coal sales (1)	$(256)	$(572)	$105	$1,804
Forward coal purchases (1)	—	16	—	—
Commodity swaps (2)	(1,339)	3,806	(3,547)	2,206
	$(1,595)	$3,250	$(3,442)	$4,010

(1)	Amounts are recorded as a component of other revenues in the Condensed Consolidated Statements of Operations.

(2)	Amounts are recorded as a component of coal revenues, cost of coal sales and other expenses in the Condensed Consolidated Statements of Operations.

Unrealized gains and losses recorded in accumulated other comprehensive income (loss) are reclassified to income or loss as the financial swaps settle and the Company purchases the underlying items that are being hedged. During the next twelve months, the Company expects to reclassify approximately $135, net of tax, to earnings.

(16) Income Taxes

For the six months ended June 30, 2015, the Company recorded income tax benefit of $74,546 on a loss before income taxes of $474,525. The income tax benefit differs from the expected statutory amount primarily due to an increase in the valuation allowance. For the six months ended June 30, 2014, the Company recorded income tax expense of $37,040 on a loss before income taxes of $531,285. The income tax expense differs from the expected statutory amount primarily due to an increase in the valuation allowance and non-deductible goodwill impairment expense.

As a result of generating a loss before income taxes during the six months ended June 30, 2015, the Company recorded an increase of $108,297 to its deferred tax asset valuation allowance. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which the Company is unable to support realization. The Company currently is relying primarily on the reversal of taxable temporary differences, along with consideration of taxable income via carryback to prior years to support the realization of deferred tax assets. The Company updates its assessment regarding the realizability of its deferred tax assets including scheduling the reversal of its deferred tax liabilities to determine the amount of valuation allowance needed. Scheduling the reversal of deferred tax asset and liability balances requires judgment and estimation. The Company believes the deferred tax liabilities relied upon as future taxable income in its assessment will reverse in the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets that will be realized. The valuation allowance recorded represents the portion of deferred tax assets for which the Company is unable to support realization through the methods described above. The Company has concluded that it is more likely than not that the remaining deferred tax assets, net of valuation allowances, are realizable.

(17) Employee Benefit Plans

The Company sponsors or participates in several benefit plans for its employees, including postretirement health care and life insurance, defined benefit and defined contribution pension plans, and provides black lung benefits.

Components of Net Periodic Pension Costs

The components of net periodic benefit cost (credit) are as follows:

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$7,578	$9,577	$15,126	$15,605
Expected return on plan assets	(8,691)	(10,264)	(17,409)	(17,603)
Amortization of net actuarial loss	523	89	1,062	89
Loss on settlement	702	—	702	—
Net periodic benefit cost (credit)	$112	$(598)	$(519)	$(1,909)

Components of Net Periodic Costs of Other Postretirement Benefit Plans

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1,808	$2,158	$4,624	$5,842
Interest cost	9,727	10,962	20,067	21,446
Amortization of prior service credit	(1,609)	(939)	(3,245)	(1,894)
Amortization of net actuarial (gain) loss	(34)	—	1,947	—
Gain on curtailment	(1,665)	—	(1,665)	—
Net periodic benefit cost	$8,227	$12,181	$21,728	$25,394

Components of Net Periodic Costs of Black Lung

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$433	$382	$987	$1,076
Interest cost	1,453	1,875	3,068	3,599
Expected return on plan assets	(75)	(92)	(151)	(116)
Amortization of prior service cost	253	—	508	—
Amortization of net actuarial (gain) loss	301	(54)	642	3
Loss on curtailment	30	—	30	—
Net periodic benefit cost	$2,395	$2,111	$5,084	$4,562

The Company idled mining operations during the six months ended June 30, 2015, which resulted in corresponding reductions to the workforce. In connection with these reductions, the Company remeasured its obligations under its retiree medical and black lung obligations. The discount rate was also updated for the retiree medical and black lung plans. The remeasured discount rates for the retiree medical and black lung plans are 4.15% and 4.12%, respectively. As a result, the Company reduced its liabilities retiree medical and black lung obligations by $30,598 and $4,863, respectively, with an offset recorded in accumulated other comprehensive income (loss).

(18) Stock-Based Compensation Awards

The Amended and Restated 2012 Long-Term Incentive Plan is currently authorized for the issuance of awards of up to 13,100,000 shares of common stock, and as of June 30, 2015, 4,314,987 shares of common stock were available for grant under the plan.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

During the six months ended June 30, 2015, the Company awarded certain of its executives and key employees 3,460,612 time-based restricted share units under its existing stock plans. Additionally, during the six months ended June 30, 2015, the Company awarded certain of its executives and key employees 9,942,699 time-based restricted cash units which are accounted for as liability awards and subject to variable accounting. The Company’s liability for all outstanding liability awards totaled $469 as of June 30, 2015.

The time-based units granted during the six months ended June 30, 2015, subject to continued employment, cliff vest after two or three years from grant (with accelerated vesting upon a change of control and certain retirement scenarios).

At June 30, 2015, the Company had three types of stock-based awards outstanding: restricted share units (both time-based and performance-based), restricted cash units (both time-based and performance based), and stock options. Stock-based compensation expense totaled $2,728 and $7,811 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense totaled $2,319 and $13,921 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, $2,279 and $5,935, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and $449 and $1,876, respectively, of stock-based compensation expense was recorded as cost of coal sales. For the six months ended June 30, 2015 and 2014, $624 and $10,264, respectively, of stock-based compensation expense was reported as selling, general and administrative expenses, and $1,695 and $3,657, respectively, of stock-based compensation expense was recorded as cost of coal sales. There was a decrease in stock compensation expense for the three months ended March 31, 2015 related to the forfeiture of awards for an executive who left the company in January 2015.

The Company is authorized to repurchase common shares from employees (upon the election by the employee) to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and restricted share units (both time-based and performance-based). Shares that are repurchased to satisfy the employees’ minimum statutory tax withholdings are recorded in treasury stock at cost. During the six months ended June 30, 2015 and 2014, the Company repurchased 418,361 and 220,465, respectively, of common shares from employees at an average price paid per share of $1.00 and $5.27, respectively.

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

(c) Guarantees and Financial Instruments with Off-Balance Sheet Risk

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds, and other guarantees and indemnities related to the obligations of affiliated entities which are not reflected in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2015, we had outstanding surety bonds with a total face amount of $366,574 to secure various obligations and commitments and we had self bonding guarantees in the amount of $673,927.

The Company’s use of self-bonding guarantees requires it to maintain compliance with certain financial ratios. On May 26, 2015, Alpha Coal West, Inc., a wholly-owned direct subsidiary of the Company was notified by the Wyoming Department of Environmental Quality Division (“LQD”) that the LQD believes neither the Company nor Alpha Coal West, Inc. qualifies under the self-bonding program in the state. The Company has appealed this assessment. As of June 30, 2015, the Company believes that it was not in compliance with the financial ratios required by each of the jurisdictions in which it utilizes self-bonding. The Company nonetheless plans to pursue all available alternatives to permit the continued use of self-bonding. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, however, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

As of June 30, 2015, as collateral for various obligations and commitments, we had $173,703 of letters of credit in place under our Fifth Amended and Restated Credit Agreement and $102,791 of letters of credit in place under our accounts receivable securitization facility.

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

The Company evaluates, on a quarterly basis, developments in legal proceedings and governmental examinations that could cause an increase or decrease in the amount of the reserves previously recorded. Excluding fees paid to external legal counsel, the Company recognized (income) expense, net of expected insurance recoveries, associated with litigation-related reserves of $2,107 and ($17,980) during the three months ended June 30, 2015 and 2014, respectively.

Chapter 11 Filing

On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly-owned domestic subsidiaries other than ANR Second Receivables Funding LLC filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. See Note 1 for additional information. As a result of the Bankruptcy Filing, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, no party can take further actions to recover pre-petition claims against the Debtors.

UBB Explosion and Related Investigations and Litigation

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
On June 17, 2013 and August 29, 2013, two complaints were filed in Boone County Circuit Court alleging personal injury claims relating to the UBB explosion. In July 2014, the Circuit Court granted the Company’s motion to dismiss in one of the two cases. The second motion was denied in October 2014.

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

Plaintiffs filed a new complaint on November 7, 2014. Defendants subsequently filed a motion to dismiss and plaintiffs filed a motion for leave to file a surreply memorandum. On April 6, 2015, the District Court granted the defendants’ motion to dismiss, and the plaintiffs filed a notice of appeal with the Court of Appeals for the Fourth Circuit, which is now reviewing the parties’ initial briefs.

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

Advancement Action

On February 5, 2015, Donald Blankenship, former Massey Chief Executive Officer and Chairman of the Massey Board of Directors, filed an action in Delaware Chancery Court against Alpha and its affiliate Alpha Appalachia Holdings, Inc. (“Alpha Appalachia”) to contest the decision to terminate further advancement of legal fees for Mr. Blankenship in connection with his pending criminal trial in the Southern District of West Virginia. On May 28, 2015, the Court found that Alpha and Alpha Appalachia must continue to advance Mr. Blankenship’s legal fees. A final order was filed on June 5, 2015.

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

On March 27, 2013, the Company’s subsidiary Alex Energy, Inc. (“Alex Energy”) was served with a complaint from the Sierra Club and others alleging improper discharges by Alex Energy into Spruce Run and Road Fork of Robinson Creek in Nicholas County, West Virginia. This case was voluntarily dismissed in July 2014.

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

On May 23, 2014, a jury in Buchanan County Circuit Court found for the Harman plaintiffs and awarded them $5,000 in damages, plus prejudgment interest of approximately $1,120. On June 13, 2014, the Harman plaintiffs filed motions seeking a new trial on damages and attorneys’ fees, and A.T. Massey filed a motion to set aside the damages verdict. The Circuit Court has not yet ruled on these motions. On January 7, 2015, the Circuit Court granted the Harman plaintiffs a new trial regarding damages. The trial date has been set for February 2016.

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

On April 24, 2015, the parties reached agreement on definitive terms for settlement of the Greene County, Pennsylvania litigation. On July 23, 2015, the parties executed definitive settlement documentation. The settlement remains subject to court approval. The Company expects that proceeds from its insurance policies will fund the settlement.

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

(20) Segment Information

The Company extracts, processes and markets steam and metallurgical coal from surface and deep mines for sale to electric utilities, steel and coke producers, and industrial customers. The Company operates only in the United States with mines in Northern and Central Appalachia and the Powder River Basin. The Company has two reportable segments: Western Coal Operations, which consists of two Powder River Basin surface mines as of June 30, 2015, and Eastern Coal Operations, which consists of 41 underground mines and 11 surface mines in Northern and Central Appalachia as of June 30, 2015, as well as coal brokerage activities.

In addition to the two reportable segments, the All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Dry Systems Technologies (assets were sold in April 2015); revenues and royalties from the sale of natural gas; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities. The Company evaluates the performance of its segments based on EBITDA, which the Company defines as net income (loss) plus interest expense, income tax expense, amortization of acquired intangibles, net, and depreciation, depletion and amortization, less interest income and income tax benefit.

Segment operating results and capital expenditures for the three months ended June 30, 2015 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$662,780	$97,198	$5,089	$765,067
Depreciation, depletion, and amortization	$152,877	$14,920	$2,903	$170,700
Amortization of acquired intangibles, net	$7,472	$—	$—	$7,472
EBITDA(1)	$(276,582)	$4,320	$(25,524)	$(297,786)
Capital expenditures	$32,938	$3,147	$747	$36,832

(1)Amounts for Eastern Coal Operations, Western Coal Operations and All Other include asset impairment and restructuring expenses of $231,423, $93 and $7,090, respectively. See Note 3 for further information.

Segment operating results and capital expenditures for the three months ended June 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$949,110	$94,858	$10,130	$1,054,098
Depreciation, depletion, and amortization	$172,398	$12,819	$5,855	$191,072
Amortization of acquired intangibles, net	$9,908	$(488)	$44	$9,464
EBITDA(1)	$(241,558)	$(5,191)	$(4,388)	$(251,137)
Capital expenditures	$35,608	$6,338	$1,169	$43,115

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(1)Amounts for Eastern Coal Operations and All Other include asset impairment and restructuring expenses of $2,330 and $260, respectively. Additionally, EBITDA for Eastern Coal Operations includes a goodwill impairment charge of $308,651.

Segment operating results and capital expenditures for the six months ended June 30, 2015 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,381,025	$215,013	$11,018	$1,607,056
Depreciation, depletion, and amortization	$290,663	$32,009	$6,459	$329,131
Amortization of acquired intangibles, net	$19,917	$—	$—	$19,917
EBITDA(1)	$(325,461)	$11,965	$335,832	$22,336
Capital expenditures	$58,948	$6,070	$1,433	$66,451

(1)Amounts for Eastern Coal Operations, Western Coal Operations and All Other include asset impairment and restructuring expenses of $234,168, $93 and $8,465, respectively. See Note 3 for further information.

Segment operating results and capital expenditures for the six months ended June 30, 2014 were as follows:

	Eastern Coal Operations	Western Coal Operations	All Other	Consolidated
Total revenues	$1,929,800	$212,443	$23,628	$2,165,871
Depreciation, depletion, and amortization	$353,111	$26,291	$11,965	$391,367
Amortization of acquired intangibles, net	$20,130	$(1,475)	$88	$18,743
EBITDA(1)	$34,919	$11,199	$(32,475)	$13,643
Capital expenditures	$73,380	$7,020	$2,433	$82,833

(1)Amounts for Eastern Coal Operations and All Other include asset impairment and restructuring expenses of $2,650 and $9,439, respectively. Additionally, EBITDA for Eastern Coal Operations includes a goodwill impairment charge of $308,651.

The following table presents a reconciliation of EBITDA to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EBITDA	$(297,786)	$(251,137)	$22,336	$13,643
Interest expense	(72,386)	(71,012)	(149,092)	(135,974)
Interest income	619	540	1,279	1,156
Income tax benefit (expense)	79,535	9,518	74,546	(37,040)
Depreciation, depletion and amortization	(170,700)	(191,072)	(329,131)	(391,367)
Amortization of acquired intangibles, net	(7,472)	(9,464)	(19,917)	(18,743)
Net loss	$(468,190)	$(512,627)	$(399,979)	$(568,325)

The following table presents total assets as of June 30, 2015 and December 31, 2014:

	Total Assets
	June 30, 2015	December 31, 2014
Eastern Coal Operations	$8,050,584	$8,648,678
Western Coal Operations	622,943	657,971
All Other	1,297,156	1,332,817
Total	$9,970,683	$10,639,466

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

The Company markets produced, processed, and purchased coal to customers in the United States and in international markets. Export revenues totaled $270,948 and $599,393, or approximately 35% and 37%, respectively, of total revenues for the three and six months ended June 30, 2015, respectively. Export revenues totaled $408,013 and $871,973, or approximately 39% and 40%, respectively, of total revenues for the three and six months ended June 30, 2014, respectively.

(21) Guarantor and Non-Guarantor Information

The Company has issued senior notes and convertible senior notes that are fully and unconditionally guaranteed, jointly and severally, on a senior or subordinated, secured or unsecured basis by certain of the Company’s 100% owned subsidiaries (the “New Notes Guarantor Subsidiaries”).

Presented below are Condensed Consolidating Financial Statements as of June 30, 2015 and December 31, 2014 and for the three months ended June 30, 2015 and 2014, respectively, based on the guarantor structure of the Company’s Senior Notes and Convertible Notes. The tables below refer to the Company as issuer of the Senior Notes. “Non-Guarantor Subsidiaries” refers, for the tables below, to ANR Receivables Funding, LLC, Gray Hawk Insurance Company, Shannon-Pocahontas Mining Company, Alpha Coal Sales International Limited, Alpha Natural Resources Singapore Private Limited, ANR Second Receivables Funding, LLC, Alpha Coal India Private Limited, Alpha Sub Eight, LLC, Alpha Sub Nine, LLC, Alpha Sub Ten, Inc., and Alpha Sub Eleven, Inc. which were not guarantors of the Senior Notes or the Convertible Notes.

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$462	$696,394	$1,380	$—	$698,236
Trade accounts receivable, net	—	16,317	237,971	—	254,288
Inventories, net	—	237,466	—	—	237,466
Short-term investments	—	416,722	—	—	416,722
Prepaid expenses and other current assets	—	147,271	2,538	—	149,809
Total current assets	462	1,514,170	241,889	—	1,756,521
Property, equipment and mine development costs, net	—	1,262,460	—	—	1,262,460
Owned and leased mineral rights and land, net	—	6,608,042	—	—	6,608,042
Other acquired intangibles, net	—	73,362	—	—	73,362
Other non-current assets	7,579,839	7,839,815	10,322	(15,159,678)	270,298
Total assets	$7,580,301	$17,297,849	$252,211	$(15,159,678)	$9,970,683
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,571,019	$122,826	$(3,454)	$—	$3,690,391
Trade accounts payable	—	184,522	—	—	184,522
Accrued expenses and other current liabilities	—	532,872	231	—	533,103
Total current liabilities	3,571,019	840,220	(3,223)	—	4,408,016
Long-term debt	—	34,439	—	—	34,439
Pension and postretirement medical benefit obligations	—	1,166,958	—	—	1,166,958
Asset retirement obligations	—	582,608	—	—	582,608
Deferred income taxes	—	729,034	—	—	729,034
Other non-current liabilities	1,369,543	1,546,205	233,223	(2,739,082)	409,889
Total liabilities	4,940,562	4,899,464	230,000	(2,739,082)	7,330,944
Stockholders’ Equity
Total stockholders’ equity	2,639,739	12,398,385	22,211	(12,420,596)	2,639,739
Total liabilities and stockholders’ equity	$7,580,301	$17,297,849	$252,211	$(15,159,678)	$9,970,683

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
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$674,068	$—	$—	$674,068
Freight and handling revenues	—	79,739	—	—	79,739
Other revenues	—	9,643	1,617	—	11,260
Total revenues	—	763,450	1,617	—	765,067
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	713,111	—	—	713,111
Freight and handling costs	—	79,739	—	—	79,739
Other expenses	—	6,418	(42)	—	6,376
Depreciation, depletion, and amortization	—	170,700	—	—	170,700
Amortization of acquired intangibles, net	—	7,472	—	—	7,472
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	26,377	976	—	27,353
Asset impairment and restructuring	—	238,606	—	—	238,606
Total costs and expenses	—	1,242,423	934	—	1,243,357
Income (loss) from operations	—	(478,973)	683	—	(478,290)
Other income (expense):
Interest expense	(71,850)	633	(1,169)	—	(72,386)
Interest income	—	618	1	—	619
Miscellaneous income, net	—	2,325	7	—	2,332
Total other income (expense), net	(71,850)	3,576	(1,161)	—	(69,435)
Loss before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(71,850)	(475,397)	(478)	—	(547,725)
Income tax benefit	28,022	51,327	186	—	79,535
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(424,362)	—	—	424,362	—
Net income (loss)	$(468,190)	$(424,070)	$(292)	$424,362	$(468,190)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$919,253	$—	$—	$919,253
Freight and handling revenues	—	116,338	—	—	116,338
Other revenues	—	18,031	476	—	18,507
Total revenues	—	1,053,622	476	—	1,054,098
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	827,948	—	—	827,948
Freight and handling costs	—	116,338	—	—	116,338
Other expenses	(3,036)	9,727	—	—	6,691
Depreciation, depletion, and amortization	—	191,072	—	—	191,072
Amortization of acquired intangibles, net	—	9,464	—	—	9,464
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	43,647	110	—	43,757
Asset impairment and restructuring	—	2,590	—	—	2,590
Goodwill impairment	—	308,651	—	—	308,651
Total costs and expenses	(3,036)	1,509,437	110	—	1,506,511
Income (loss) from operations	3,036	(455,815)	366	—	(452,413)
Other income (expense):
Interest expense	(71,475)	463	—	—	(71,012)
Interest income	—	535	5	—	540
Loss on early extinguishment of debt	(176)	(42)	—	—	(218)
Miscellaneous income (expense), net	—	1,057	(99)	—	958
Total other income (expense), net	(71,651)	2,013	(94)	—	(69,732)
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(68,615)	(453,802)	272	—	(522,145)
Income tax benefit (expense)	26,760	(17,136)	(106)	—	9,518
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(470,772)	—	—	470,772	—
Net income (loss)	$(512,627)	$(470,938)	$166	$470,772	$(512,627)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,400,135	$—	$—	$1,400,135
Freight and handling revenues	—	179,898	—	—	179,898
Other revenues	—	23,558	3,465	—	27,023
Total revenues	—	1,603,591	3,465	—	1,607,056
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,464,435	—	—	1,464,435
Freight and handling costs	—	179,898	—	—	179,898
Other expenses	—	11,361	—	—	11,361
Depreciation, depletion, and amortization	—	329,131	—	—	329,131
Amortization of acquired intangibles, net	—	19,917	—	—	19,917
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	50,388	1,927	—	52,315
Asset impairment and restructuring	—	242,726	—	—	242,726
Total costs and expenses	—	2,297,856	1,927	—	2,299,783
Income (loss) from operations	—	(694,265)	1,538	—	(692,727)
Other income (expense):
Interest expense	(148,160)	1,058	(1,990)	—	(149,092)
Interest income	—	1,274	5	—	1,279
Gain on early extinguishment of debt	364,153	—	—	—	364,153
Miscellaneous income (expense), net	—	1,890	(28)	—	1,862
Total other income (expense), net	215,993	4,222	(2,013)	—	218,202
Income (loss) before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	215,993	(690,043)	(475)	—	(474,525)
Income tax (expense) benefit	(84,238)	158,599	185	—	74,546
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(531,734)	—	—	531,734	—
Net (loss) income	$(399,979)	$(531,444)	$(290)	$531,734	$(399,979)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Total Consolidated
Revenues:
Coal revenues	$—	$1,872,073	$—	$—	$1,872,073
Freight and handling revenues	—	250,540	—	—	250,540
Other revenues	—	41,675	1,583	—	43,258
Total revenues	—	2,164,288	1,583	—	2,165,871
Cost and expenses:
Cost of coal sales (exclusive of items shown separately below)	—	1,724,532	—	—	1,724,532
Freight and handling costs	—	250,540	—	—	250,540
Other expenses	(3,036)	24,921	—	—	21,885
Depreciation, depletion, and amortization	—	391,367	—	—	391,367
Amortization of acquired intangibles, net	—	18,743	—	—	18,743
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	—	84,575	379	—	84,954
Asset impairment and restructuring	—	12,089	—	—	12,089
Goodwill impairment	—	308,651	—	—	308,651
Total costs and expenses	(3,036)	2,815,418	379	—	2,812,761
Income (loss) from operations	3,036	(651,130)	1,204	—	(646,890)
Other income (expense):
Interest expense	(133,172)	(2,802)	—	—	(135,974)
Interest income	—	1,150	6	—	1,156
Loss on early extinguishment of debt	(1,630)	(392)	—	—	(2,022)
Gain on sale of equity method investment	—	250,331	—	—	250,331
Miscellaneous income (expense), net	—	2,208	(94)	—	2,114
Total other (expense) income, net	(134,802)	250,495	(88)	—	115,605
(Loss) income before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(131,766)	(400,635)	1,116	—	(531,285)
Income tax benefit (expense)	51,389	(87,994)	(435)	—	(37,040)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	(487,948)	—	—	487,948	—
Net (loss) income	$(568,325)	$(488,629)	$681	$487,948	$(568,325)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(468,190)	$(424,070)	$(292)	$424,362	$(468,190)
Total comprehensive income (loss)	$(421,527)	$(377,407)	$(292)	$377,699	$(421,527)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(512,627)	$(470,938)	$166	$470,772	$(512,627)
Total comprehensive income (loss)	$(494,136)	$(452,447)	$166	$452,281	$(494,136)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(399,979)	$(531,444)	$(290)	$531,734	$(399,979)
Total comprehensive income (loss)	$(349,312)	$(480,777)	$(290)	$481,067	$(349,312)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
Net income (loss)	$(568,325)	$(488,629)	$681	$487,948	$(568,325)
Total comprehensive income (loss)	$(520,383)	$(440,687)	$681	$440,006	$(520,383)

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash used in operating activities	$—	$(276,137)	$(156)	$(276,293)

Investing activities:
Capital expenditures	—	(66,451)	—	(66,451)
Purchases of investments	—	(379,687)	—	(379,687)
Sales of investments	—	413,404	—	413,404
Proceeds from sale of property, plant and equipment	—	7,986	—	7,986
Net cash used in investing activities	—	(24,748)	—	(24,748)

Financing activities:
Principal repayments of long-term debt	(379,509)	—	—	(379,509)
Principal repayments of capital lease obligations	—	(12,992)	—	(12,992)
Proceeds from borrowings on long-term debt	658,646	—	—	658,646
Debt issuance and modification costs	(6,815)	—	—	(6,815)
Common stock repurchases	(420)	—	—	(420)
Other	—	(819)	—	(819)
Transactions with affiliates	(272,270)	272,390	(120)	—
Net cash provided by (used in) financing activities	(368)	258,579	(120)	258,091

Net increase (decrease) in cash and cash equivalents	(368)	(42,306)	(276)	(42,950)
Cash and cash equivalents at beginning of period	830	738,700	1,656	741,186
Cash and cash equivalents at end of period	$462	$696,394	$1,380	$698,236

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

Alpha Natural Resources, Inc. and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
	Parent (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Total Consolidated
Net cash provided by (used in) operating activities	$102	$(271,061)	$(50)	$(271,009)

Investing activities:
Capital expenditures	—	(82,833)	—	(82,833)
Purchases of investments	—	(333,497)	—	(333,497)
Sales of investments	—	298,180	—	298,180
Proceeds from exchange of equity method investment, net	—	96,732	—	96,732
Proceeds from sale of property, plant and equipment	—	3,271	—	3,271
Net cash used in investing activities	—	(18,147)	—	(18,147)

Financing activities:
Principal repayments of long-term debt	(24,510)	(9,921)	—	(34,431)
Principal repayments of capital lease obligations	—	(8,574)	—	(8,574)
Proceeds from borrowings on long-term debt	500,000	—	—	500,000
Debt issuance and modification costs	(16,494)	—	—	(16,494)
Common stock repurchases	(1,162)	—	—	(1,162)
Other	—	(1,326)	—	(1,326)
Transactions with affiliates	(457,936)	457,914	22	—
Net cash (used in) provided by financing activities	(102)	438,093	22	438,013

Net increase (decrease) in cash and cash equivalents	—	148,885	(28)	148,857
Cash and cash equivalents at beginning of period	467	617,952	1,225	619,644
Cash and cash equivalents at end of period	$467	$766,837	$1,197	$768,501

ALPHA NATURAL RESOURCES, INC. AND SUBSIDIARIES
NOTES to CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in thousands except share and per share data)

(22) Subsequent Events

Chapter 11 Filing

On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding, LLC filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy Filing constituted an event of default that accelerated the obligations of the Company and certain of its affiliates. Pursuant to the Bankruptcy Code, the Bankruptcy Filing automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Bankruptcy Filing or to exercise control over the Debtors’ property. Accordingly, although the Bankruptcy Filing triggered defaults under the debt instruments listed in Note 11, creditors are stayed from taking action as a result of these defaults. In addition, the Company’s accounts receivable securitization facility terminated as a result of the Bankruptcy Filing. The letters of credit outstanding under that facility are expected to be replaced by letters of credit under the DIP Term LC Facility, if and when approved by the Bankruptcy Court. See Note 1 for more information.

Notice of Delisting - NYSE

On April 16, 2015, the Company was notified by the New York Stock Exchange (the “NYSE”) that the 30 consecutive trading day average closing price of the Company’s common stock had fallen below $1.00 per share which is the minimum average share price required by the NYSE under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”).

On July 16, 2015, the Company received notice from the NYSE that the staff of NYSE Regulation, Inc. (“NYSE Regulation”) has determined to commence proceedings to delist the common stock of the Company (symbol “ANR”) from the NYSE. Trading of the Company’s common stock on the NYSE was suspended at the market open on July 16, 2015. NYSE Regulation determined that the Company is no longer suitable for listing pursuant to Section 802.01D of the NYSE Listed Company Manual, based on a finding that the trading price of the Company’s common stock was “abnormally low.” NYSE Regulation has informed the Company that its application to the U.S. Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock is pending, subject to completion of applicable procedures. Subsequent to our voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, we expect our common stock to trade on the OTC Pink market under the ticker symbol “ANRZQ”.

Purchase of Pennsylvania Land Resources Holding Company, LLC

On July 1, 2015, Pennsylvania Services Corporation (“PSC”), a wholly-owned, indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Agreement”) with EDF Trading Resources, LLC (“EDFTR”), PSC’s 50% ownership partner in Pennsylvania Land Resources Holding Company, LLC (“PLR”), a natural gas exploration and production joint venture. Pursuant to the Agreement, PSC acquired the remaining 50% membership interest in PLR owned by EDFTR for approximately $126,000 in cash, subject to customary post-closing adjustments. The Agreement makes PSC the sole owner and operator of PLR. The Agreement contains customary representations, warranties, covenants and indemnification provisions for both PSC and EDFTR.

Divestiture of Mining Operations

On July 31, 2015, several operating affiliates of the Company divested the assets of certain mining operations and related coal interests located in Kentucky and southwest Virginia. In consideration for the sale, the affiliates will receive certain payments, and the acquirer assumes certain liabilities. The Company estimates the loss on disposal to be in the range of $275,000 to $300,000.

Also on July 31, 2015, an affiliate of the Company divested certain coal interests located in southwest Pennsylvania. In consideration for the sale, the affiliate will receive cash. The Company estimates the loss on disposal to be approximately$20,000.

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
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our ability to continue as a going concern, including our ability to successfully confirm a plan of reorganization that would restructure certain of our debt obligations to address our liquidity issues and allow the Debtors to emerge from the Chapter 11 proceedings, or to execute one or more strategic transactions either as part of such a plan of reorganization or otherwise;

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

•
other factors, including the other factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Risk Factors” sections of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, the Quarterly Report on Form 10-Q for the three months ended March 31, 2015, and our Annual Report on Form 10-K for the year ended December 31, 2014 and in filings made by the Debtors with the Bankruptcy Court.

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

Overview

We are one of America’s premier coal suppliers, operating 54 mines and 22 coal preparation and load-out facilities as of June 30, 2015 in Northern and Central Appalachia and the Powder River Basin (“PRB”), with approximately 8,300 employees. Our affiliated companies produce, process, and sell thermal coal, also known as “steam” coal, and metallurgical coal from operations located in Virginia, West Virginia, Kentucky, Pennsylvania, and Wyoming. We also sell coal produced by others, the majority of which is processed and/or blended with coal produced from our affiliates’ mines prior to resale, providing us with a higher overall margin for the blended product than if we had sold the coal separately.

On August 3, 2015, Alpha Natural Resources, Inc. and each of its wholly owned domestic subsidiaries other than ANR Second Receivables Funding, LLC filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy Filing is intended to permit the Debtors to restructure their debts and reorganize their businesses while under the various protections afforded by the Bankruptcy Code. The Debtors’ goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

For the three and six months ended June 30, 2015, sales of steam coal were 13.3 million tons and 28.7 million tons, respectively, and accounted for approximately 76% and 78% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2014, sales of steam coal were 15.4 million tons and 32.4 million tons, respectively, and accounted for approximately 77% and 78% of our coal sales volume. For the three and six months ended June 30, 2015, sales of metallurgical coal, which generally sells at a premium over steam coal, were 4.2 million tons and 8.2 million tons, respectively, and accounted for approximately 24% and 22% of our coal sales volume. Comparatively, for the three and six months ended June 30, 2014, sales of metallurgical coal were 4.5 million tons and 8.9 million tons, respectively, and accounted for approximately 23% and 22% of our coal sales volume.

Our sales of steam coal for the three and six months ended June 30, 2015 and 2014 were made primarily to large utilities and industrial customers throughout the United States, and our sales of metallurgical coal were made primarily to steel companies in the Northeastern and Midwestern regions of the United States and in several countries in Europe, Asia and South America. For the three and six months ended June 30, 2015, approximately 35% and 37%, respectively, of our total revenues were derived from coal sales made to customers outside the United States, compared to 39% and 40%, respectively, for the three and six months ended June 30, 2014.

We have two reportable segments, Eastern Coal Operations and Western Coal Operations. Eastern Coal Operations consists of our operations in Northern and Central Appalachia and our coal brokerage activities. Western Coal Operations consists of two PRB mines in Wyoming. Our All Other category includes an idled underground mine in Illinois; expenses associated with certain closed mines; Dry Systems Technologies (whose assets were sold in April 2015); revenues and royalties from the sale of natural gas; equipment sales and repair operations; terminal services; the leasing of mineral rights; general corporate overhead and corporate assets and liabilities.

In March 2015, we entered into a series of privately negotiated transactions which resulted in our repurchasing $596.2 million aggregate principal amount of outstanding senior notes and issuing $213.6 million aggregate principal amount of 7.5% senior secured second lien notes due 2020. As a result of the transactions, net cash paid was approximately $118.3 million (inclusive of $26.7 million received on April 1, 2015), and we recognized a gain of $364.2 million on early extinguishment of debt.

On May 29, 2015, Alpha Coal West, Inc., a wholly-owned direct subsidiary of the Company, was notified by the Wyoming Department of Environmental Quality Division (“LQD”) that the LQD believes neither the Company nor Alpha Coal West, Inc. qualifies under the self-bonding program in the state. The Company has appealed this assessment. See Note 19 to our Condensed Consolidated Financial Statements for further discussion.

As previously reported, the Company is party to the Fifth Amended and Restated Credit Agreement, dated September 24, 2014, by and among the Company, the lenders party thereto and Citicorp North America, Inc., as administrative agent and collateral agent (the “Credit Agreement”). On June 30, 2015, the Company borrowed $445 million under the revolving credit facility of the Credit Agreement. Approximately $138 million of this amount carried an interest rate of 5.25% and was to mature on June 30, 2016, which is the expiration date of the revolving credit facility commitments of the associated lenders. The remaining approximately $307 million in borrowings carried an interest rate of 6.25% and was to mature on September 30, 2017, the maturity date of the revolving credit facility. Approximately $126 million of the borrowed amount anticipated the need to replenish funds expended in connection with the July 1, 2015 acquisition of the ownership interest of a third party in Pennsylvania Land Resources Holding Company, LLC (discussed further below), a natural gas exploration and production venture. The Company intends to utilize the remaining borrowings for general corporate purposes, including for working capital. See Note 11 to our Condensed Consolidated Financial Statements for more information.

On July 1, 2015, Pennsylvania Services Corporation (“PSC”), a wholly-owned, indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Agreement”) with EDF Trading Resources, LLC (“EDFTR”), PSC’s 50% ownership partner in Pennsylvania Land Resources Holding Company, LLC (“PLR”), a natural gas exploration and production joint venture. Pursuant to the Agreement, PSC acquired the remaining 50% membership interest in PLR owned by EDFTR for approximately $126 million in cash, subject to customary post-closing adjustments. The Agreement makes PSC the sole owner and operator of PLR. The Agreement contains customary representations, warranties, covenants and indemnification provisions for both PSC and EDFTR.

During the six months ended June 30, 2015, we idled six additional mines located in Central Appalachia and announced plans to further reduce overhead and general and administrative expenses to optimize our mine portfolio and reduce our cost structure.

Coal Pricing Trends, Uncertainties and Outlook

Metallurgical Coal

Metallurgical coal market conditions deteriorated further during the second quarter, resulting in a decline of the Australian metallurgical coal benchmark, now set at $93.00 per tonne for the third quarter, down from $109.50 per tonne in the prior quarter. The primary reason for declining prices during 2015 has been reduced global demand, particularly reduced Chinese imports. While Indian metallurgical coal imports have increased 3.4 million tonnes, or 18% year-to-date, they have not been enough to offset an 9.4 million tonne, or 30% year-to-date, decline in Chinese imports.

Australian producers have benefited from the strengthening U.S. dollar since the beginning of the year with the Australian dollar declining more than 10% relative to the U.S. dollar during that time. This trend has allowed Australians to continue aggressive pricing, pushing global metallurgical coal prices further below already depressed levels. While the exchange rate declines in Australia and Canada have helped producer costs in these countries, it has not been enough to offset price declines.

According to the World Steel Association (WSA), June global steel production declined 2.4% compared to last year, while June year-to-date production was down 17 million tonnes, or 2.0%, to 813 million tonnes. China was the largest contributor to declining production with approximately five million tonnes, followed by North America and Ukraine with four million tonnes each. European year-to-date steel production through June was up less than a million tonnes.

While there have reportedly been production cuts among the global metallurgical coal producers, they have not offset declining demand, especially in China. Given the continued oversupply, we believe the uneconomic price environment will continue until production and demand are more balanced globally.

Thermal Coal

The domestic thermal market has also experienced continued challenges, with inventories above normal levels, natural gas prices below $3 per mmbtu, and increased inter-basin competition. During the second quarter, coal burn across all regions was below last year’s and normal levels, further pressuring prices. Request for proposal (RFP) activity continues to be anemic in most basins, implying protracted challenges for the domestic thermal coal industry.

RFP activity in the Powder River Basin is relatively normal with typical contract periods. However, prices remain depressed, primarily due to low natural gas prices, oversupply and high coal inventories, which are more than 20% above normal levels, based on days of coal burn.

In Northern Appalachia (NAPP), RFP activity has been very weak over the last few months with prices reflecting the activity level. Above normal inventories, low natural gas prices and competition, especially from Illinois Basis, continue pressuring NAPP prices.

In Central Appalachia (CAPP), RFP activity has been relatively weak with contract periods trending towards the very short term. Prices are approximately 10% lower since mid-April, reflecting competition from low-priced natural gas and a shift away from CAPP thermal.

In the thermal seaborne market, spot API2 pricing in the upper $50s remains well below breakeven for all U.S. producers. While the strong U.S. dollar has helped producers in Colombia, South Africa and Russia, the market conditions are difficult for coal producers.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Summary

Total revenues decreased $289.0 million, or 27%, for the three months ended June 30, 2015 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $245.2 million, decreased freight and handling revenues of $36.6 million, and decreased other revenues of $7.2 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $173.8 million, or 33% and decreased metallurgical coal revenues of $71.3 million, or 18%. The decrease in freight and handling revenues was due primarily to a decline in export steam coal shipments and freight rates. The decrease in other revenues was due primarily to the sale of the assets of the Company’s indirect wholly-owned subsidiary Dry Systems Technologies, Inc. and a reduction in royalties from third parties.

Net loss decreased by $44.4 million for the three months ended June 30, 2015 compared to the prior year period. The decrease was largely due to a decrease in certain operating costs and expenses, which are described below, of $153.9 million, an increase of $70.0 million of income tax benefit and a decrease in goodwill and asset impairments and restructurings of $72.6 million, partially offset by decreased coal and other revenues discussed above.

The decrease in certain operating costs and expenses of $153.9 million consisted of decreased cost of coal sales of $114.8 million, or 14%, decreased depreciation, depletion and amortization expenses of $20.4 million, or 11%, decreased selling, general and administrative expenses of $16.4 million, or 37%, decreased amortization of acquired intangibles, net of $2.0 million, or 21% and a decrease in other expenses of $0.3 million, or 5%.

Coal sales volumes decreased 2.4 million tons, or 12%, compared to the prior year period. The decrease in coal sales volumes was primarily due to decreases of 2.7 million tons, or 36%, and 0.3 million tons, or 6%, for eastern steam and metallurgical coal, respectively, partially offset by an increase of 0.6 million tons, or 7%, in western steam coal. The decrease in eastern steam and metallurgical coal volumes was due primarily to the impacts of weak market conditions and production curtailments. The increase in western steam coal was primarily due to prior year weather related issues and transportation delays.

The average coal sales realization per ton for metallurgical coal and eastern steam coal was $75.20 and $54.94, respectively, for the three months ended June 30, 2015 compared to $86.31 and $58.53 in the prior year period. The average coal sales realization per ton for western steam coal was $11.24 for the three months ended June 30, 2015 compared to $11.81 in the prior year period.

Coal margin percentage for our reportable segments is calculated as coal revenues of our reportable segments less cost of coal sales of our reportable segments divided by coal revenues of our reportable segments. Coal revenues for our Eastern Operations include steam and metallurgical coal revenues. Coal margin percentage is not shown for our All Other Category since it has no coal sales or coal production. Coal margin percentage for our Eastern and Western Coal Operations was (5%) and 7%, respectively, for the three months ended June 30, 2015 compared to 12% and (2%) in the prior year period. Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other Category since it has no coal sales or coal production. Coal margin per ton for our Eastern and Western Coal Operations was ($3.34) and $0.80, respectively, for the three months ended June 30, 2015 compared to $8.30 and ($0.25) in the prior year period. The decrease in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to lower average coal sales realization.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$262,172	$438,144	$(175,972)	(40)%
Western steam	95,514	93,391	2,123	2%
Metallurgical	316,382	387,718	(71,336)	(18)%
Freight and handling revenues	79,739	116,338	(36,599)	(31)%
Other revenues	11,260	18,507	(7,247)	(39)%
Total revenues	$765,067	$1,054,098	$(289,031)	(27)%
Tons sold:
Eastern steam	4,772	7,486	(2,714)	(36)%
Western steam	8,500	7,908	592	7%
Metallurgical	4,207	4,492	(285)	(6)%
Total	17,479	19,886	(2,407)	(12)%
Coal sales realization per ton:
Eastern steam	$54.94	$58.53	$(3.59)	(6)%
Western steam	$11.24	$11.81	$(0.57)	(5)%
Metallurgical	$75.20	$86.31	$(11.11)	(13)%
Average	$38.56	$46.23	$(7.67)	(17)%

Coal revenues. Coal revenues decreased $245.2 million, or 27%, for the three months ended June 30, 2015 compared to the prior year period. Total eastern steam coal revenues decreased $176.0 million, or 40%, which consisted of decreased export coal revenues of $66.3 million, or a 99% decrease, and decreased domestic coal revenues of $109.7 million, or a 30% decrease, compared to the prior year period. The decrease in eastern steam coal revenues was due to lower coal sales volumes and realization per ton for domestic shipments and lower volumes for export shipments. Eastern steam coal shipments decreased 2.7 million tons, or 36%, which consisted of decreased domestic shipments of 1.4 million tons and decreased export shipments of 1.3 million tons compared to the prior year period due primarily to weak market conditions and the impacts of production curtailments. Coal sales realization per ton for eastern steam domestic sales was $54.94 per ton compared to $59.93 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $55.00 per ton compared to $51.84 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas.

Total metallurgical coal revenues decreased $71.3 million, or an 18% decrease, which consisted of decreased export coal revenues of $38.3 million, or a 16% decrease, and decreased domestic coal revenues of $33.0 million, or a 22% decrease, compared to the prior year period. The decrease in export metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weak market conditions as increases in supply have outpaced demand growth in the seaborne markets. The decrease in domestic metallurgical coal revenues was largely due to decreases in domestic shipments and lower average coal sales realization per ton. Metallurgical coal shipments decreased 0.3 million tons, or 6%, which consisted primarily of decreased domestic shipments compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $69.44 per ton compared to $79.94 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $88.16 per ton compared to $99.19 per ton in the prior year period.

The increase in western steam coal revenues of $2.1 million was primarily due to an increase in shipments of 0.6 million tons, or 7%, offset partially by a decrease in coal sales realization of $0.57 per ton, or 5%. The increased coal shipments were due primarily to the impacts of rail transportation delays and weather related issues on the prior year.

Our sales mix of metallurgical coal and steam coal based on volume was 24% and 76%, respectively, for the three months ended June 30, 2015 compared with 23% and 77% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 47% and 53%, respectively, for the three months ended June 30, 2015 compared with 42% and 58%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $79.7 million for the three months ended June 30, 2015, a decrease of $36.6 million, or 31%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $7.2 million, or 39%, and other expenses decreased $0.3 million, or 5%, for the three months ended June 30, 2015 compared to the prior year period, resulting in a net decrease to income from operations of $6.9 million. The net decrease was due primarily to sale of the assets of the Company’s indirect wholly-owned subsidiary Dry Systems Technologies, Inc. and a reduction in third party royalties.

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$713,111	$827,948	$(114,837)	(14)%
Freight and handling costs	79,739	116,338	(36,599)	(31)%
Other expenses	6,376	6,691	(315)	(5)%
Depreciation, depletion and amortization	170,700	191,072	(20,372)	(11)%
Amortization of acquired intangibles, net	7,472	9,464	(1,992)	(21)%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	27,353	43,757	(16,404)	(37)%
Asset impairment and restructuring	238,606	2,590	236,016	9,113%
Goodwill impairment	—	308,651	(308,651)	(100)%
Total costs and expenses	$1,243,357	$1,506,511	$(263,154)	(17)%

Cost of coal sales:
Eastern Coal Operations	$608,498	$726,499	$(118,001)	(16)%
Western Coal Operations	88,712	95,396	(6,684)	(7)%
All Other Category	15,901	6,053	9,848	163%
Total cost of coal sales	$713,111	$827,948	$(114,837)	(14)%

Cost of coal sales per ton (1)
Eastern Coal Operations (2)	$67.77	$60.65	$7.12	12%
Western Coal Operations	$10.44	$12.06	$(1.62)	(13)%

EBITDA:
Eastern Coal Operations	$(276,582)	$(241,558)	$(35,024)	14%
Western Coal Operations	$4,320	$(5,191)	$9,511	(183)%
1 Our All Other Category, which has no coal sales or coal production, is not presented.
2 Cost of coal sales per ton for Eastern Coal Operations and Western Coal Operations is calculated by dividing tons sold into cost of coal sales. Tons sold for Eastern Coal Operations includes metallurgical and eastern steam coal tons sold.

Cost of coal sales. Cost of coal sales decreased $114.8 million, or 14%, for the three months ended June 30, 2015 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $20.4 million, or 11%, for the three months ended June 30, 2015 compared to the prior year period. The decrease was primarily due to decreased spending related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net decreased $2.0 million for the three months ended June 30, 2015 compared to the prior year period. The decrease in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of above-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $16.4 million, or 37%, for the three months ended June 30, 2015 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to decreased employee compensation and benefits as a result of our cost reduction measures and decreased legal fees.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $238.6 million for the three months ended June 30, 2015 and consisted of long-lived asset impairments of $228.2 million related to mineral rights and other property, plant and equipment, impairment of a cost method investment of $5.0 million, employee severance payments of $4.5 million and an impairment of a note receivable due from a third party of $0.9 million.

Interest expense. Interest expense increased $1.4 million, or 2%, during the three months ended June 30, 2015 compared to the prior year period due primarily to the issuance of $500 million in 7.50% senior secured second lien notes in May 2014 and the issuance of an additional $213.6 million in 7.5% senior secured second lien notes in March 2015, partially offset by the repurchase of various outstanding senior notes in March 2015 as discussed above.

Income taxes. Income tax benefit of $79.5 million was recorded for the three months ended June 30, 2015 on a loss before income taxes of $547.7 million. The income tax benefit rate differs from the federal statutory rate of 35% primarily due to an increase in the valuation allowance of $137.4 million, partially offset by the percentage depletion allowance and state income taxes, net of federal benefit. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization.

Income tax benefit of $9.5 million was recorded for the three months ended June 30, 2014 on a loss before income taxes of $522.1 million. The income tax rate differs from the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $87.5 million, and the impact of non-deductible goodwill impairment expense. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $35.0 million for the three months ended June 30, 2015 compared to the prior year period. The decrease in EBITDA was largely due to a decrease in coal margin per ton of $11.64, or 140%, coupled with the impact of reduced volumes, partially offset by decreased goodwill and asset impairment and restructuring expenses of $79.6 million and a decrease in selling, general and administrative expenses of $16.3 million, or 44%. The decrease in coal margin per ton was due primarily to lower coal sales realizations amid a weak pricing environment. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $4.51, or 7%, and increased cost of coal sales per ton of $7.12, or 12%.

Western Coal Operations - EBITDA increased $9.5 million, or 183%, for the three months ended June 30, 2015 compared to the prior year period. The increase in EBITDA was primarily due to an increased coal margin per ton of $1.05, or 420%, and a reduction in selling, general, and administrative expenses of $0.9 million, or 23%. The increase in coal margin per ton consisted of decreased cost of coal sales per ton of $1.62, or 13%, due to the impact of weather related issues and rail transportation delays on the prior year, partially offset by a decreased average coal sales realization per ton of $0.57, or 5%.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Summary

Total revenues decreased $558.8 million, or 26%, for the six months ended June 30, 2015 compared to the prior year period. The decrease in total revenues was due to decreased coal revenues of $471.9 million, decreased freight and handling revenues of $70.7 million, and decreased other revenues of $16.2 million. The decrease in coal revenues was due to lower average coal sales realization per ton and lower sales volumes for metallurgical and eastern steam coal. The decrease in coal revenues consisted of decreased steam coal revenues of $314.8 million, or 29% and decreased metallurgical coal revenues of $157.1 million, or 20%. The decrease in freight and handling revenues was due primarily to a decline in export steam coal shipments and freight rates. The decrease in other revenues was due primarily to decreased revenues related to contractual settlements and the sale of the assets of the Company’s indirect wholly-owned subsidiary Dry Systems Technologies, Inc.

Net loss decreased $168.3 million for the six months ended June 30, 2015 compared to the prior year period. The decrease was largely due to an increase of $366.2 million for gain (loss) on early extinguishment of debt, decreases in certain operating costs and expenses of $364.3 million, which are described below, increased income tax benefit of $111.6 million, and decreases in combined goodwill and asset impairment and restructuring expenses of $78.0 million, partially offset by decreased coal and other revenues discussed above, increased interest expense of $13.1 million and a gain of $250.3 million on the sale of our 50% interest in the Alpha Shale joint venture in the prior year period.

The decrease in certain operating costs and expenses of $364.3 million consisted of decreased cost of coal sales of $260.1 million, or 15%, decreased depreciation, depletion and amortization expenses of $62.2 million, or 16%, decreased selling, general and administrative expenses of $32.6 million, or 38%, and decreased other expenses of $10.5 million, or 48%, partially offset by increased expenses for amortization of acquired intangibles, net of $1.1 million, or 6%.

Coal sales volumes decreased 4.3 million tons, or 10%, compared to the prior year period. The decrease in coal sales volumes was primarily due to decreases of 4.8 million tons, or 32%, and 0.6 million tons, or 7%, for eastern steam and metallurgical coal, respectively, partially offset by an increase of 1.1 million tons, or 7%, in western steam coal. The decrease in eastern steam coal volumes was due primarily to weather related issues, an extended longwall move at our Emerald mine, and the impacts of production curtailments. The decrease in metallurgical coal volumes was due primarily to the impacts of production curtailments and weak market conditions. The increase in western steam coal was primarily due to prior year weather related issues and transportation delays.

The average coal sales realization per ton for metallurgical coal and eastern steam coal was $75.97 and $55.08, respectively, for the six months ended June 30, 2015 compared to $88.13 and $58.39 in the prior year period. The average coal sales realization per ton for western steam coal was $11.40 for the six months ended June 30, 2015 compared to $12.05 in the prior year period.

Coal margin percentage for our reportable segments is calculated as coal revenues of our reportable segments less cost of coal sales of our reportable segments divided by coal revenues of our reportable segments. Coal revenues for our Eastern Operations include steam and metallurgical coal revenues. Coal margin percentage is not shown for our All Other Category since it has no coal sales or coal production. Coal margin percentage for our Eastern and Western Coal Operations was (4%) and 9%, respectively, for the six months ended June 30, 2015 compared to 9% and 8% in the prior year period. Coal margin per ton for our reportable segments is calculated as coal sales realization per ton for our reportable segments less cost of coal sales per ton for our reportable segments. Coal margin per ton is not shown for our All Other Category since it has no coal sales or coal production. Coal margin per ton for our Eastern and Western Coal Operations was ($2.69) and $0.99, respectively, for the six months ended June 30, 2015 compared to $6.22 and $0.99 in the prior year period. The decrease in coal margin percentage and coal margin per ton in Eastern Coal Operations was primarily due to lower average coal sales realization, the impact of weather related issues on production and shipments, and a longwall move at our Emerald mine.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$ or Tons	%
	(in thousands, except per ton data)
Revenues:
Coal revenues:
Eastern steam	$563,214	$880,005	$(316,791)	(36)%
Western steam	211,201	209,176	2,025	1%
Metallurgical	625,720	782,892	(157,172)	(20)%
Freight and handling revenues	179,898	250,540	(70,642)	(28)%
Other revenues	27,023	43,258	(16,235)	(38)%
Total revenues	$1,607,056	$2,165,871	$(558,815)	(26)%
Tons sold:
Eastern steam	10,226	15,071	(4,845)	(32)%
Western steam	18,519	17,355	1,164	7%
Metallurgical	8,237	8,883	(646)	(7)%
Total	36,982	41,309	(4,327)	(10)%
Coal sales realization per ton:
Eastern steam	$55.08	$58.39	$(3.31)	(6)%
Western steam	$11.40	$12.05	$(0.65)	(5)%
Metallurgical	$75.97	$88.13	$(12.16)	(14)%
Average	$37.86	$45.32	$(7.46)	(16)%

Coal revenues. Coal revenues decreased $471.9 million, or 25%, for the six months ended June 30, 2015 compared to the prior year period. Total eastern steam coal revenues decreased $316.8 million, or 36%, which consisted of decreased export coal revenues of $127.4 million, or 82%, and decreased domestic coal revenues of $189.4 million, or 26%, compared to the prior year period. The decrease in eastern steam coal revenues was largely due to lower coal sales realization per ton for both domestic and export shipments. Eastern steam coal shipments decreased 4.8 million tons, or 32%, which consisted of decreased domestic shipments of 2.5 million tons and decreased export shipments of 2.3 million tons compared to the prior year period due primarily to weather related issues, an extended longwall move at our Emerald mine, the impacts of production curtailments and weak market conditions. Coal sales realization per ton for eastern steam domestic sales was $55.75 per ton compared to $59.79 per ton in the prior year period and coal sales realization per ton for eastern steam export sales was $44.50 per ton compared to $52.59 per ton in the prior year period. Coal sales realization per ton has been negatively impacted by competition from coal sourced from other basins, primarily the Illinois basin, and competition from other energy sources, primarily natural gas.

Total metallurgical coal revenues decreased $157.1 million, or 20%, which consisted of decreased export coal revenues of $77.6 million, or 16%, and decreased domestic coal revenues of $79.5 million, or 28%, compared to the prior year period. The decrease in export metallurgical coal revenues was largely due to lower average coal sales realization per ton, which was impacted by weak market conditions as increases in supply have outpaced demand growth in the seaborne markets. The decrease in domestic metallurgical coal revenues was largely due to decreases in domestic shipments and lower average coal sales realization per ton. Metallurgical coal shipments decreased 0.6 million tons, or 7%, which consisted primarily of decreased domestic shipments compared to the prior year period. Coal sales realization per ton for metallurgical export sales was $70.75 per ton compared to $82.54 per ton in the prior year period and coal sales realization per ton for metallurgical domestic sales was $89.42 per ton compared to $99.94 per ton in the prior year period.

The increase in western steam coal revenues of $2.0 million was primarily due to increased shipments of 1.1 million tons, or 7% , partially offset by a decrease in average coal sales realization per ton of $0.65, or 5%. The increased coal shipments were due primarily to the impacts of prior year rail transportation delays and weather related issues.

Our sales mix of metallurgical coal and steam coal based on volume was 22% and 78%, respectively, for the six months ended June 30, 2015 compared with 22% and 78% in the prior year period. Our sales mix of metallurgical coal and steam coal based on coal revenues was 45% and 55%, respectively, for the six months ended June 30, 2015 compared with 42% and 58%, respectively, in the prior year period.

Freight and handling. Freight and handling revenues and costs were $179.9 million for the six months ended June 30, 2015, a decrease of $70.6 million, or 28%, compared to the prior year period. The decrease was primarily due to decreased export shipments and decreased freight rates compared to the prior year period.

Other. Other revenues decreased $16.2 million, or 38%, and other expenses decreased $10.5 million, or 48%, for the six months ended June 30, 2015 compared to the prior year period, resulting in a net decrease to income from operations of $5.7 million. The net decrease was due primarily to decreased revenues related to contractual settlements and the sale of the assets of the Company’s indirect wholly-owned subsidiary Dry Systems Technologies, Inc.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
	(in thousands, except per ton data)
Cost of coal sales (exclusive of items shown separately below)	$1,464,435	$1,724,532	$(260,097)	(15)%
Freight and handling costs	179,898	250,540	(70,642)	(28)%
Other expenses	11,361	21,885	(10,524)	(48)%
Depreciation, depletion and amortization	329,131	391,367	(62,236)	(16)%
Amortization of acquired intangibles, net	19,917	18,743	1,174	6%
Selling, general and administrative expenses (exclusive of depreciation, depletion and amortization shown separately above)	52,315	84,954	(32,639)	(38)%
Asset impairment and restructuring	242,726	12,089	230,637	1,908%
Goodwill impairment	—	308,651	(308,651)	(100)%
Total costs and expenses	$2,299,783	$2,812,761	$(512,978)	(18)%

Cost of coal sales:
Eastern Coal Operations	$1,238,709	$1,514,036	$(275,327)	(18)%
Western Coal Operations	192,735	192,025	710	—%
All Other Category	32,991	18,471	14,520	79%
Total cost of coal sales	$1,464,435	$1,724,532	$(260,097)	(15)%

Cost of coal sales per ton (1)
Eastern Coal Operations (2)	$67.09	$63.20	$3.89	6%
Western Coal Operations	$10.41	$11.06	$(0.65)	(6)%

EBITDA:
Eastern Coal Operations	$(325,461)	$34,919	$(360,380)	(1,032)%
Western Coal Operations	$11,965	$11,199	$766	7%
1 Our All Other Category, which has no coal sales or coal production, is not presented.
2 Cost of coal sales per ton for Eastern Coal Operations and Western Coal Operations is calculated by dividing tons sold into cost of coal sales. Tons sold for Eastern Coal Operations includes metallurgical and eastern steam coal tons sold.

Cost of coal sales. Cost of coal sales decreased $260.1 million, or 15%, for the six months ended June 30, 2015 compared to the prior year period. The decrease in cost of coal sales was due primarily to decreased labor and benefit expenses and decreased supplies and maintenance expenses primarily related to our cost reduction measures, decreased sales-related variable costs associated with decreased metallurgical and steam coal revenues, and decreased expenses related to production curtailments.

Depreciation, depletion and amortization. Depreciation, depletion, and amortization decreased $62.2 million, or 16%, for the six months ended June 30, 2015 compared to the prior year period. The decrease was primarily due to decreased spending related to continued constrained capital spending and the impact of production curtailments.

Amortization of acquired intangibles, net. Amortization expense of acquired intangibles, net increased $1.2 million for the six months ended June 30, 2015 compared to the prior year period. The increase in expense for amortization of acquired intangibles, net, was primarily due to lower amortization of below-market contracts assumed in prior acquisitions due to the completion of shipments under many of the contracts assumed.

Selling, general and administrative. Selling, general and administrative expenses decreased $32.6 million, or 38%, for the six months ended June 30, 2015 compared to the prior year period. The decrease in selling, general and administrative expenses was due primarily to lower stock compensation expense, decreased employee compensation and benefits as a result of our cost reduction measures and decreased legal fees.

Asset impairment and restructuring. Asset impairment and restructuring expenses were $242.7 million for the six months ended June 30, 2015 and consisted of long-lived asset impairments of $228.2 million related to mineral rights and other property, plant and equipment, employee severance payments of $8.6 million, impairment of a cost method investment of $5.0 million and impairment of a note receivable due from a third party of $0.9 million.

Interest expense. Interest expense increased $13.1 million, or 10%, during the six months ended June 30, 2015 compared to the prior year period due primarily to the issuance of $500 million in 7.50% senior secured second lien notes in May 2014 and the issuance of an additional $213.6 million in 7.5% senior secured second lien notes in March 2015, partially offset by the repurchase of various outstanding senior notes in March 2015 as discussed above.

Income taxes. Income tax benefit of $74.5 million was recorded for the six months ended June 30, 2015 on a loss before income taxes of $474.5 million. The income tax benefit rate differs from the federal statutory rate of 35% primarily due to an increase in the valuation allowance of $108.3 million, partially offset by the percentage depletion allowance and state income taxes, net of federal benefit. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization.

Income tax expense of $37.0 million was recorded for the six months ended June 30, 2014 on a loss before income taxes of $531.3 million. The income tax rate differs from the federal statutory rate of 35% primarily due to the impact of a change in the valuation allowance of $137.6 million and non-deductible goodwill impairment expense, partially offset by the impact of the percentage depletion allowance. The change in valuation allowance results from an increase in net operating losses and other deferred tax assets for which we are unable to support realization.

Segment EBITDA

Eastern Coal Operations - EBITDA decreased $360.4 million for the six months ended June 30, 2015 compared to the prior year period. The decrease in EBITDA was largely due to a prior year gain of $250.3 million on the sale of our 50% interest in the Alpha Shale joint venture and decreased coal margin per ton of $8.91, or 143%, partially offset by decreased decreased goodwill and asset impairment and restructuring expenses of $77.1 million, and a decrease in selling, general, and administrative expenses of $16.4 million, or 24%. The decrease in coal margin per ton was due primarily to lower coal sales realizations and volumes amid a weak pricing environment, weather related issues and an extended longwall move at our Emerald mine which hindered production. The decrease in coal margin per ton consisted of decreased average coal sales realization per ton of $5.02, or 7%, and increased cost of coal sales per ton of $3.89, or 6%.

Western Coal Operations - EBITDA increased $0.8 million, or 7%, for the six months ended June 30, 2015 compared to the prior year period. The increase in EBITDA was primarily due to an increase in shipment volumes of 1.2 million. The increase in volumes was primarily due to the impact of weather related issues and rail transportation delays on the prior year. Coal margin was constant with both average coal realization per ton and cost of coal sales per ton decreasing by $0.65, or 5% and 6% respectively.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements stem from the cost of our coal production and purchases, our capital expenditures, our debt service, our reclamation obligations, our litigation and regulatory costs and settlements and associated costs. Our primary sources of liquidity have been from sales of coal, our credit facility and debt arrangements and to a lesser extent, cash from sales of non-core assets and miscellaneous revenues.

As noted above, the Debtors filed a motion with the Bankruptcy Court seeking authorization for DIP Financing. The DIP Financing has not been approved by the Bankruptcy Court at this time, and the Debtors’ ability to access liquidity under the DIP Financing is subject to Bankruptcy Court approval. Additionally, the proposed terms of the DIP Financing set forth herein may change prior to any approval by the Bankruptcy Court. There can be no certainty that the Bankruptcy Court will approve the DIP Financing. See Note 1 to our Condensed Consolidated Financial Statements for more information about the DIP Financing motion.

The Bankruptcy Filing is intended to permit the Debtors to restructure their debts and reorganize their businesses while under the various protections afforded by the Bankruptcy Code. The Debtors’ goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code. We believe that we will have sufficient amounts available under the DIP Credit Agreement to the extent approved, plus cash and cash equivalents on hand as of the Petition Date and cash generated through continuing operations to fund anticipated cash requirements through the end of 2015.

The Bankruptcy Filing constituted an event of default for certain of the Debtors' debt obligations and triggered acceleration of repayment obligations under substantially all of the Debtors’ debt obligations. However, payment obligations under the instruments underlying such debt, as well as creditors' related rights of enforcement, are stayed as a result of the Bankruptcy Filing and subject to the applicable provisions of the Bankruptcy Code.

There can be no assurance that cash on hand, cash generated through continuing operations, and other available funds will be sufficient to meet all of the Debtors’ obligations. As a result, the Company may be required to consider other alternatives to maximize the potential recovery for the various creditor constituencies, including, but not limited to, a possible sale of the Debtors or certain of the Debtors’ material assets pursuant to Section 363 of the Bankruptcy Code.

Weak market conditions and depressed coal prices have resulted in operating losses and cash outflows from operations. If market conditions do not improve, we expect to continue to experience operating losses and cash outflows in the coming quarters, which would adversely affect our liquidity. In particular, we expect a decrease in cash and cash equivalents to the extent that capital expenditures and other cash obligations exceed cash generated from our operations. These issues bring potential liquidity risks for us, including risks of declines in our cash and cash equivalents, restrictions to or the loss of our self-bonding capability and requests for additional collateral by surety providers, and potential counterparty defaults and failures.

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

On June 30, 2015, the Company borrowed $445 million under the revolving credit facility of the Credit Agreement. Approximately $137.3 million of this amount carries an interest rate of 5.25% and matures on June 30, 2016, which is the expiration date of the revolving credit facility commitments of the associated lenders. The remaining approximately $307.7 million in borrowings carries an interest rate of 6.25% and matures on September 30, 2017, which is the maturity date of the revolving credit facility. As noted above, the Bankruptcy Filing resulted in the acceleration of repayment obligations such as these. See Note 11 to our Condensed Consolidated Financial Statements for more information.

At June 30, 2015, we had cash and cash equivalents of $698.2 million, and investments of $500.4 million, which include the Rice Energy common stock.

On April 16, 2015, the Company was notified by the NYSE that the 30 consecutive trading day average closing price of the Company’s common stock had fallen below $1.00 per share which is the minimum average share price required by the NYSE under Section 802.01C of the NYSE Listed Company Manual.

On July 16, 2015 the Company received notice from the NYSE that the staff of NYSE Regulation has determined to commence proceedings to delist the common stock of the Company (symbol “ANR”) from the NYSE. Trading of the Company’s common stock on the NYSE was suspended at the market open on July 16, 2015. NYSE Regulation determined that the Company is no longer suitable for listing pursuant to Section 802.01D of the NYSE Listed Company Manual, based on a finding that the trading price of the Company’s common stock was “abnormally low.” NYSE Regulation has informed the Company that its application to the U.S. Securities and Exchange Commission to delist the Company’s common stock is pending. Subsequent to our voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, we expect that our common stock will trade on the OTC Pink market under the ticker symbol “ANRZQ”.

The Company’s use of self-bonding guarantees requires it to maintain compliance with certain financial ratios. On May 26, 2015, Alpha Coal West, Inc., a wholly-owned direct subsidiary of the Company was notified by the Wyoming Department of Environmental Quality Division (“LQD”) that the LQD believes neither the Company nor Alpha Coal West, Inc. qualifies under the self-bonding program in the state. The Company has appealed this assessment. As of June 30, 2015, the Company believes that it was not in compliance with the financial ratios required by each of the jurisdictions in which it utilizes self-bonding. The Company nonetheless plans to pursue all available alternatives to permit the continued use of self-bonding. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, however, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

On July 1, 2015, Pennsylvania Services Corporation (“PSC”), a wholly-owned, indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Agreement”) with EDF Trading Resources, LLC (“EDFTR”), PSC’s 50% ownership partner in Pennsylvania Land Resources Holding Company, LLC (“PLR”), a natural gas exploration and production joint venture. Pursuant to the Agreement, PSC acquired the remaining 50% membership interest in PLR owned by EDFTR for approximately $126 million in cash, subject to customary post-closing adjustments. The Agreement makes PSC the sole owner and operator of PLR. The Agreement contains customary representations, warranties, covenants and indemnification provisions for both PSC and EDFTR.

We sponsor pension plans in the United States for salaried and non-union hourly employees. For these plans, the Pension Protection Act of 2006 (“PPA”) requires a funding target of 100% of the present value of accrued benefits. Generally, any such plan with a funding ratio of less than 80% will be deemed at risk and will be subject to additional funding requirements under the PPA. Annual funding contributions to the plans are made as recommended by consulting actuaries based upon the Employee Retirement Income Security Act (“ERISA”) funding standards. Plan assets consist of cash and cash equivalents, an investment in a group annuity contract, equity and fixed income funds, and private equity funds. We are required to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet, or sooner under certain circumstances, and recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multi-employer plan) as an asset or liability in our balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income (loss). We may be required to increase the amount of cash contributions into the pension trust in order to comply with the funding requirements of the PPA. Our plans are not currently deemed to be at risk and subject to additional funding requirements under the PPA. We made pension plan contributions of $0.9 million during the six months ended June 30, 2015 and expect to make a similar amount of contributions over the remainder of 2015.

Cash Flows

Cash and cash equivalents decreased by $43.0 million for the six months ended June 30, 2015. The net change in cash and cash equivalents was attributable to the following:

	Six Months Ended June 30,
	2015	2014
Cash Flows (in thousands):
Net cash used in operating activities	$(276,293)	$(271,009)
Net cash used in investing activities	(24,748)	(18,147)
Net cash provided by financing activities	258,091	438,013
Net (decrease) increase in cash and cash equivalents	$(42,950)	$148,857

Net cash used in operating activities for the six months ended June 30, 2015 was $276.3 million compared to $271.0 million for the six months ended June 30, 2014. The increase in cash used in operating activities in the first six months of 2015 as compared to the prior year period is primarily due to an increase in our loss from operations, after adjusting for the gain on early extinguishment of debt, offset partially by changes in working capital.

Net cash used in investing activities for the six months ended June 30, 2015 was $24.7 million compared to cash used in investing activities of $18.1 million in the prior year period. The primary use of cash for investing activities for the six months ended June 30, 2015 included capital expenditures of $66.5 million, partially offset by net sales of investments of $33.7 million

The primary use of cash for the six months ended June 30, 2014 was related to capital expenditures of $82.8 million and net purchases of investments of $35.3 million, partially offset by net proceeds of $96.7 million from the sale of our 50% interest in the Alpha Shale joint venture.

Net cash provided by financing activities for the six months ended June 30, 2015 was $258.1 million compared to $438.0 million in the prior year period. The primary use of cash for financing activities for the six months ended June 30, 2015 included $379.5 million in principal repayments of long-term debt, $13.0 million in principal payments for capital lease obligations and $6.8 million of payments for debt issuance costs, which was more than offset by proceeds of $213.6 million from the issuance of our 7.5% senior secured second lien notes due 2020 in March 2015 and the $445 million in proceeds from the revolving credit facility in June 2015. Net cash provided by financing activities for the six months ended June 30, 2014 was comprised of $500 million in proceeds from the issuance of our 7.5% senior secured second lien notes due 2020, offset partially by $34.4 million in payments related to the repurchase of 2.375% and 3.25% convertible notes and principal payments of long-term debt, $16.5 million in payments for debt issuance and modification costs and capital lease payments of $8.6 million.

Long-Term Debt

As of June 30, 2015, our total long-term indebtedness consisted of the following (in thousands):

June 30, 2015
3.25% convertible senior notes due 2015	109,201
3.75% convertible senior notes due 2017	262,683
9.75% senior notes due 2018	392,584
6.00% senior notes due 2019	576,874
4.875% convertible senior notes due 2020	276,740
7.50% senior secured second lien notes due 2020	713,647
Term loan due 2020	610,937
6.25% senior notes due 2021	584,929
Revolving credit facility (1)	445,000
Other	48,205
Debt discount	(214,690)
Debt issuance costs	(81,280)
Total long-term debt	$3,724,830
Less current portion	(3,690,391)
Long-term debt, net of current portion	$34,439
(1) Prior to the Bankruptcy filing, $137,292 of this amount matured on June 30, 2016, and $307,708 of this amount matured on September 30, 2017.

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

As of June 30, 2015, we had outstanding surety bonds with a total face amount of $366.6 million to secure various obligations and commitments and we had self bonding guarantees in the amount of $673.9 million. In addition, as collateral for various obligations and commitments, we had $173.7 million of letters of credit in place under our Fifth Amended and Restated Credit Agreement and $102.8 million of letters of credit in place under our accounts receivable securitization facility. These outstanding letters of credit served as collateral for workers’ compensation bonds, reclamation surety bonds, secured UMWA retiree health care obligations, secured workers’ compensation obligations and other miscellaneous obligations. The Company’s accounts receivable securitization facility terminated as a result of the Bankruptcy Filing. The letters of credit outstanding under that facility are expected to be replaced by letters of credit under the DIP Term LC Facility, if and when approved by the Bankruptcy Court. See Note 1 for more information.

We meet frequently with our surety providers and have discussions with certain providers regarding the extent of and the terms of their participation in the program. These discussions may cause us to shift surety bonds between providers or to alter the terms of their participation in our program. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

The Company’s use of self-bonding guarantees requires it to maintain compliance with certain financial ratios. On May 26, 2015, Alpha Coal West, Inc., a wholly-owned direct subsidiary of the Company was notified by the Wyoming Department of Environmental Quality Division (“LQD”) that the LQD believes neither the Company nor Alpha Coal West, Inc. qualifies under the self-bonding program in the state. The Company has appealed this assessment. As of June 30, 2015, the Company believes that it was not in compliance with the financial ratios required by each of the jurisdictions in which it utilizes self-bonding. The Company nonetheless plans to pursue all available alternatives to permit the continued use of self-bonding. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, however, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

Contractual Obligations

Our contractual obligations for equipment purchases increased $29.3 million during the six months ended June 30, 2015. Additionally, in connection with the Bankruptcy Filing and noncompliance with the terms of the Company’s debt instruments and borrowing arrangements, including its Fifth Amended and Restated Credit Agreement, the accompanying condensed consolidated balance sheet as of June 30, 2015 reflects the reclassification of $3,424 million of the Company’s outstanding long-term debt, net of debt discount and issuance costs, to current liabilities. Actions to enforce such payment obligations are stayed as a result of filing the Bankruptcy Filing.

Other than normal payments and servicing of our obligations, there have been, as of June 30, 2015, no other significant changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our Annual Report on Form 10-K/A, filed on February 27, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. These estimates and assumptions are based on information available as of the date of the financial statements. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results that can be expected for the full year. Please refer to the section entitled “Critical Accounting Policies and Estimates” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

Asset Impairment. U.S. GAAP requires that a long-lived asset group that is held and used should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. During the three months ended June 30, 2015, we determined that indicators of impairment were present for our coal related long-lived asset groups and performed impairment tests as of June 1, 2015. Testing long-lived assets for impairment after indicators of impairment have been identified is a two-step process. Step one compares the net undiscounted cash flows of an asset group to its carrying value. If the carrying value of an asset group exceeds the net undiscounted cash flows of that asset group, step two is performed whereby the fair value of the asset group is estimated and compared to its carrying amount. The amount of impairment, if any, is equal to the excess of the carrying value of an asset group over its estimated fair value. The amount of impairment, if any, is allocated to the long-lived assets on a pro-rata basis, except that the carrying value of the individual long-lived assets are not reduced below their estimated fair value. Long-lived assets located in a close geographic area are grouped together for purposes of impairment testing when, after considering revenue and cost interdependencies, circumstances indicate the assets are used together to produce future cash flows. Our asset groups generally consist of the assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves.

During the three months ended June 30, 2015, given weakening in coal markets, we determined that undiscounted cash flows were less than carrying values for four of our coal related assets groups in our Eastern Coal Operations and one asset group in our All Other category. The fair values of the asset groups were generally estimated using an income approach utilizing market-place participant assumptions. The income approach is based on a discounted cash flow methodology in which expected future net cash flows are discounted to present value, using an appropriate after-tax weighted average cost of capital (discount rate). Our estimates of expected future net cash flows are dependent upon a number of significant management estimates about future performance including sales volumes and prices, costs to produce, income taxes, capital spending, working capital changes, among others. Our forecasts of coal prices generally reflect a long-term outlook of market prices expected to be received for our coal. Our forecasts of costs to produce coal are based on our operating forecasts and an assumed inflation rate for materials and supplies. Changes in any of these assumptions could materially impact estimated cash flows and as a result the fair value of our asset groups. The carrying values of the five asset groups exceeded their estimated fair values and accordingly, we recorded asset impairment charges of $228 million which are discussed in more detail in Note 3 to our Condensed Consolidated Financial Statements.

In addition, although three assets groups in our Eastern Coal Operations and one asset group in our Western Coal Operations which had combined carrying values totaling approximately $5 billion and $300 million, respectively, were considered recoverable, these asset groups are considered at risk as estimates of undiscounted cash flows may change in the near term which could result in the need to write down these asset groups to fair value. Our remaining asset groups were determined to have undiscounted cash flows which exceeded, by a substantial margin, their respective carrying values and therefore are less sensitive to changes in assumptions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of coal supply agreements. As of July 16, 2015, we had sales commitments for approximately 38 million tons of western steam coal for 2015, all of which is priced, nearly 20 million tons of eastern steam coal for 2015, 98% of which is priced and 13 million tons of metallurgical coal for 2015, 95% of which is priced. The discussion below presents the sensitivity of the market value of selected financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen.
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

We expect to use approximately 20.3 million gallons of diesel fuel for the remaining six months of 2015 and 43.3 million gallons of diesel fuel for 2016. Through our derivative swap contracts, we have fixed prices for approximately 68% and 37% of our expected diesel fuel needs for the remaining six months of 2015 and for the year of 2016, respectively. If the price of diesel fuel were to decrease during the remaining six months of 2015, our expense resulting from our diesel fuel derivative swap contracts would increase, which would be offset by a decrease in the cost of our physical diesel fuel purchases.

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

Interest Rate Risk

We have exposure to changes in interest rates through our Fifth Amended and Restated Credit Agreement, which has a variable interest rate at LIBOR plus a margin of 2.75% (subject to LIBOR floor of 0.75%), subject, in the case of the revolving credit line, to adjustment based on leverage ratios. As of June 30, 2015, amounts borrowed under the Fifth Amended and

Restated Credit Agreement included $610.9 million of our term loan due 2020 and $445 million borrowed under the revolving facility. A 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense by $5.3 million. See Note 11 to our Condensed Consolidated Financial Statements for more information about the effects of the Bankruptcy filing on our debt instruments.

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

For a description of the Company’s legal proceedings, see Note 19, part (d), to the unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the risk factors set forth below and other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2014, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Debtors' filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and the Debtors' ability to successfully emerge as a stronger, leaner enterprise may be affected by a number of risks and uncertainties.

The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on the Company's liquidity, results of operations, brand or business prospects. We cannot assure you of the outcome of the Debtors' Chapter 11 cases. The Company’s outstanding securities, and in particular the Company’s common stock, may have little or no value, and trading prices may be very volatile and bear little or no relationship to the actual recovery, if any, by holders under any eventual plan of reorganization. Risks associated with the Chapter 11 filing may impact all entities, including the non-filing entities, and include the following:

•	the ability of the Company to continue as a going concern;

•	the Debtors’ ability to obtain Bankruptcy Court approval of relief sought in the Chapter 11 cases and the provisions of orders entered by the Bankruptcy Court generally;

•	the length of time the Debtors will operate within Chapter 11 and their ability to successfully emerge;

•
the ability of the Debtors to develop, obtain confirmation of, and consummate one or more plans of reorganization within the Chapter 11 cases, which ability may be impacted by, among other things, alternative proposals, views and objections of creditors, official committees and representatives;

•	the Debtors’ ability to conclude debtor-in-possession financing;

•	risks associated with third party motions or objections in the Chapter 11 cases, which may interfere with the Debtors’ plan of reorganization and restructuring generally;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the Bankruptcy Filing and other litigation commenced in the Chapter 11 cases;

•	the Debtors’ ability to manage contracts that are critical to their operation and to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	the Debtors’ ability to obtain fair value of their assets in the event that their assets are sold;

•	whether the Debtors’ non-U.S. subsidiaries are able to continue to operate their businesses in the normal course and invest in these businesses;

•	the Debtors’ ability to fairly resolve legacy liabilities in alignment with their plan of reorganization;

•	the Debtor’s ability to self-bond or obtain adequate surety bonds;

•	the treatment of prepetition claims against the Debtors;

•	the Debtors’ ability to retain key personnel; and

•	the Debtors’ ability to maintain existing customers.

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

The Company’s use of self-bonding guarantees requires it to maintain compliance with certain financial ratios, and we have discussions from time to time, including recently, with state regulators regarding our self-bonding status and with surety bond providers regarding our existing and current surety bonds. On May 26, 2015, Alpha Coal West, Inc., a wholly-owned direct subsidiary of the Company was notified by the Wyoming Department of Environmental Quality Division (“LQD”) that the LQD believes neither the Company nor Alpha Coal West, Inc. qualifies under the self-bonding program in the state. The Company has appealed this assessment. As of June 30, 2015, the Company believes that it was not in compliance with the financial ratios required by each of the jurisdictions in which it utilizes self-bonding. In the event that our self-bonding capacity or additional surety bonds become unavailable or our surety bond providers require additional collateral, however, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on our liquidity. These failures could result from a variety of factors including lack of availability, higher cost or unfavorable market terms of new surety bonds, and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

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

In particular, certain of our activities require a Clean Water Act Section 404 dredge and fill permit from the Army Corps of Engineers (the “COE”). In recent years, the Section 404 permitting process has been subject to increasingly stringent regulatory and administrative requirements and a series of court challenges, which have resulted in increased costs and delays in the permitting process. The COE has taken action to restrict the availability of its Nationwide Permit 21 and the United States Court of Appeals for the Sixth Circuit has invalidated the Nationwide Permit 21 permits issued in 2007. In addition, on June 29, 2015, the U.S. Environmental Protection Agency (“EPA”) and the COE jointly published their final “Clean Water Rule: Definition of ‘Waters of the United States.’” When the final rule, which becomes effective on August 28, 2015, is applied in practice, it is likely that certain previously non-jurisdictional waters, particularly so-called “nearby waters,” will become subject to Clean Water Act requirements. The final rule will likely add delays to the Section 404 permitting process and lead to additional mitigation costs, as the ability of our operations to avoid regulated jurisdictional waters will become more limited.

Our operations also require mine permits issued under the Surface Mining Control and Reclamation Act (“SMCRA”). Since the initial regulatory program under SMCRA, the Office of Surface Mining Reclamation and Enforcement (“OSM”) has provided for a 100-foot buffer zone around streams, with variances allowing for disposal of excess spoil within the buffer zone in certain circumstances. In December 2014, pursuant to a court order, the OSM vacated its 2008 Stream Buffer Zone Rule that had revised the standards for disposal within the buffer zone, and restored its prior regulations. On July 16, 2015, OSM issued a new proposed revision to its Stream Buffer Zone Rule that would require more extensive baseline data on hydrology, geology and aquatic biology in permit applications, specifically define the “material damage” that would be prohibited outside permitted areas, require additional monitoring during mining and reclamation and expand restoration and stream protection requirements. If finalized, which OSM plans to do in 2016, the proposed rule would likely add costs and delays to the SMCRA permitting process and add costs to our operations and reclamation activities.

Increasingly stringent requirements governing coal mining also are being considered or implemented under the National Pollution Discharge Elimination System permit process and various other environmental programs. It is unclear what impact these and other developments may have on the types of conditions or restrictions that will be imposed on our future applications for surface coal mining permits and surface facilities at underground mines.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)
April 1, 2015 through April 30, 2015	—	$—	—	—
May 1, 2015 through May 31, 2015	13,267	$0.98	—	—
June 1, 2015 through June 30, 2015	23,869	$0.40	—	—
	37,136		—	—

(1)
In November 2008, the Board of Directors authorized the Company to repurchase common shares from employees to satisfy the employees’ minimum statutory tax withholdings upon the vesting of restricted stock and performance shares. During the three months ended June 30, 2015, the Company issued 255,960 shares of common stock to employees upon vesting of restricted stock and restricted stock units and repurchased 37,136 shares of common stock to satisfy the employees’ minimum statutory tax withholdings.

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

ALPHA NATURAL RESOURCES, INC.
Date: August 3, 2015	By:	/s/ Philip J. Cavatoni
	Name:	Philip J. Cavatoni
	Title:	Executive Vice President - Chief Financial and Strategy Officer (Principal Financial Officer)

Exhibit No.	Description of Exhibit
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

10.1*	Membership Interest Purchase Agreement, dated as of July 1, 2015, between EDF Trading Resources, LLC and Pennsylvania Services Corporation.

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure Exhibit

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema

101.CAL*	XBRL taxonomy extension calculation linkbase

101.DEF*	XBRL taxonomy extension definition linkbase

101.LAB*	XBRL taxonomy extension label linkbase

101.PRE*	XBRL taxonomy extension presentation linkbase
* Filed herewith